Form 10-K405
period 1998-06-27
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 1998-09-23
CIK 1054040, 1059761

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 27, 1998

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE TRANSITION PERIOD FROM     TO

              COMMISSION FILE NUMBERS 333-50305 AND 333-50305-01

                               ----------------

                       EAGLE FAMILY FOODS HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3983598
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                           EAGLE FAMILY FOODS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              13-3982757
     (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

         220 WHITE PLAINS ROAD                          10591
             TARRYTOWN, NY                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICE)

      REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 631-3100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                  N/A                                REGISTERED
                                                         N/A

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                                TITLE OF CLASS
                                      N/A

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates. N/A.

  As of September 21, 1998, there were 971,839 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................     2
    Item 2.  Properties.................................................     6
    Item 3.  Legal Proceedings..........................................     6
    Item 4.  Submission of Matters to a Vote of the Security Holders....     6

 PART II
    Item 5.  Market for the Company's Common Stock and Related
             Stockholder Matters........................................     7
    Item 6.  Selected Financial Data....................................     8
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................     9
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.......................................................    13
    Item 8.  Financial Statements and Supplementary Data................    13
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    13

 PART III
    Item 10. Directors and Executive Officers of the Company............    14
    Item 11. Executive Compensation.....................................    16
    Item 12. Security Ownership and Beneficial Owners...................    18
    Item 13. Certain Relationships and Related Transactions.............    20

 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...................................................    21

PART I

ITEM 1: BUSINESS

BUSINESS HISTORY

  On January 23, 1998 (the "Acquisition Closing"), Eagle Family Foods, Inc. ("Eagle Family Foods") acquired certain assets of Borden Foods Corporation ("BFC"), BFC Investments, L.P. ("BFC Investments") and certain of their affiliates for an aggregate purchase price of $376.8 million (the "Acquisition"). The assets acquired include, among other things: (i) four manufacturing facilities located in Wellsboro, Pennsylvania; Starkville, Mississippi; Waterloo, New York; and Chester, South Carolina; (ii) all machinery and equipment located at these facilities; (iii) the trademarks Eagle; Eagle Brand, the Dessert Maker; ReaLemon; ReaLime; Cremora; Kava; None Such and certain other trademarks in North America and in certain foreign territories; and (iv) a non-compete and non-solicitation agreement from BFC and certain of its affiliates. Eagle Family Foods is a wholly owned subsidiary of Eagle Family Foods Holdings, Inc. ("Holdings"). Eagle Family Foods and Holdings are collectively referred to as the "Company", unless the content indicates otherwise.

  Financing for the Acquisition and related fees and expenses consisted of (i) the $82.5 million equity contribution from Holdings (which was financed by Holdings' issuance of preferred and common stock in that amount to GE Investment Private Placement Partners II, a Limited Partnership ("GEI") and Warburg, Pincus Ventures, L.P. ("Warburg" and together with GEI, the "Equity Sponsors"), and certain members of the Company's management, including William
A. Lynch and John O'C. Nugent (the "Management Investors"), who contributed approximately $1.7 million of such amount) (the "Equity Contribution"); (ii) the issuance of $115.0 million of 8 3/4 senior subordinated notes due 2008 (the "Senior Subordinated Notes"); and (iii) senior secured credit facilities (the "Senior Credit Facilities") in an aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility (the "Term Loan Facility") and a $70.0 million revolving credit facility (the "Revolving Credit Facility"), under which $16.5 million was drawn at the time of the Acquisition Closing. The Senior Credit Facilities, the Offering and the Equity Contribution are referred to herein as the "Financing Transactions."

  Borden, Inc. was incorporated in 1889 and has engaged in the manufacture and distribution of a broad range of products, including dairy products, industrial chemicals, decorative products and a wide variety of food products, such as the food products currently manufactured by the Company. In December 1994, investors led by affiliates of Kohlberg Kravis Roberts & Co. purchased Borden, Inc. and the business was operated through BFC and BFC Investments until the Acquisition.

PRODUCTS AND MARKETS

  The Company manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands, including Eagle Brand, ReaLemon and Cremora. In their defined markets within the United States, three of the Company's six principal brands maintain the number one position, two brands are the only products available and one brand holds the number two position. The retail grocery channel is the Company's primary distribution channel, with additional sales to mass merchandisers, food service customers, the U.S. military and industrial and private label businesses. The Company's U.S. food business is complemented by a strong presence in Canada and Puerto Rico.

  The following table sets forth sales data for each of the Company's product lines for the one hundred fifty-five day period ended June 27, 1998:

                                                                 PERCENTAGE
      PRODUCT LINE        COMPANY'S PRINCIPAL BRANDS 1998 SALES   OF SALES
      ------------        -------------------------- ----------  ----------
                                                     (DOLLARS IN
                                                      MILLIONS)
Sweetened condensed milk     Eagle Brand                $25.4       37.2%
Lemon and lime juice         ReaLemon and ReaLime        23.8       34.9
Non-dairy creamer            Cremora                     17.1       25.1
Shelf-stable egg nog         Borden Egg Nog               0.2        0.3
Mincement pie filling        None Such                    0.1        0.1
Acid neutralized coffee      Kava                         1.6        2.4
                                                        -----      -----
  Total                                                 $68.2      100.0%
                                                        =====      =====

  The Company's three largest product lines, Eagle Brand, ReaLemon and Cremora, accounted for approximately 97% of the Company's 1998 sales. Eagle Brand and the Company's other sweetened condensed milk products are collectively the market leader in the U.S. sweetened condensed milk category. In 1998, the Company's sweetened condensed milk products accounted for 37% of the Company's sales. The Company's ReaLemon product lines are the market leaders in the lemon and lime juice category and are the only nationally distributed branded products in the category. In 1998, the ReaLemon product lines accounted for 35% of the Company's sales. Cremora is the number two-branded powdered non-dairy creamer in the U.S. In 1998, the Company's powdered non-dairy creamer product lines accounted for 25% of the Company's sales. The Company's other three brands accounted for 3% of the Company's 1998 sales and include None Such, the leading brand of mincemeat pie filling Borden Egg Nog, the only shelf-stable egg nog, and Kava, the only acid-neutralized coffee.

  The Company's marketing programs consist of media advertising, consumer promotions, trade promotion and co-promotion of certain products as ingredients in recipes. Media advertising, including television, print and radio advertising, is employed for Eagle Brand, ReaLemon and Cremora in an effort to continuously build brand equity and awareness. Since many of the Company's brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes incorporating its brands and has co-promoted these brands with other food companies, such as Tyson Foods, Inc. and Keebler Corporation, whose products are also incorporated into these recipes. The Company also promotes its seasonal brands, None Such and Borden EggNog, with recipe promotions during the holiday season.

  The Company sells its retail products in the U.S. through over 60 independent food brokers who represent the Company to the retail grocery trade. The Company also sells its products to non-grocery channels directly and through brokers, depending on the size and needs of the customer.

  Eagle Brand. The Company manufactures and markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company's other branded sweetened condensed milk products include Magnolia and Meadow Gold, Eagle Brand low fat and fat free products, and Eagle Brand Creamy Chocolate flavor, which the Company began shipping in September 1997. The Company's Eagle Brand products carry the Borden and Elsie trademarks.

  Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's sweetened condensed milk products and accounted for approximately 82% of the Company's sweetened condensed milk sales for the one hundred fifty-five day period ended June 27, 1998. The balance of the Company's sweetened condensed milk sales are made through other channels, including food service customers, and export markets.

  ReaLemon. The Company manufactures and markets ReaLemon lemon juice and ReaLime lime juice from concentrate. In addition, the Company currently has a licensing arrangement with Brach & Brock Confections, Inc. to manufacture "ReaLemon" candies.

  Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's ReaLemon product lines and accounted for approximately 75% of ReaLemon sales in the one hundred fifty-five day period ended June 27, 1998. The Company also markets the ReaLemon product lines to food service customers, export markets and the U.S. military.

  Cremora. The Company manufactures and markets powdered non-dairy creamer under the Cremora brand name and also manufactures powdered non-dairy creamer for private label and industrial customers. Branded Cremora is sold primarily through retail channels and accounted for 62% of the Company's 1998 powdered non-dairy creamer sales. Private label sales accounted for 26% of sales, with the balance primarily attributable to bulk sales to industrial customers (who use non-dairy creamer in producing other food products).

  Borden EggNog. Borden EggNog is marketed by the Company and supplied by a third party through a seasonal purchase order arrangement. Borden EggNog is the only shelf-stable eggnog available in the market and competes with refrigerated eggnog. Eggnog is generally consumed during the holidays as a beverage or mixed with liquors as a cocktail. As such, sales of Borden EggNog are highly seasonal, with approximately 90% of sales occurring in the last six months of the year. Borden EggNog is distributed through the retail grocery channel.

  None Such. The Company manufactures and markets two flavors of None Such:
Regular and Brandy & Rum. None Such mincemeat is used in pies, cookies and pastries, and is consumed primarily during the holiday season. None Such has a heritage dating back to 1885. None Such is distributed through the retail grocery channel.

  Kava. Kava is marketed by the Company and co-packed by a third party pursuant to the Kava Co-Pack Agreement. Kava is a unique instant coffee, differentiated as the only brand that is "90% acid-neutralized." Management believes that Kava's customer loyalty is significantly higher than that of most other instant coffee brands, and is well positioned to remain high given the brand's unique position as an acid-neutralized product.

INDUSTRY OVERVIEW

  The U.S. food industry is characterized by relatively stable annual growth based on modest price and population increases. Over the last ten years, management believes the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to strengthen category positions, generate economies of scale in distribution, production and raw material sourcing and create leverage relative to the retail grocery trade through better service and broader market presence.

  Grocery retailers have also utilized mergers and acquisitions to consolidate within their industry. Growth in the mass merchandiser channel has outpaced growth in the retail grocery channel, and mass merchandisers have consequently increased their share of food sales relative to the retail grocery and drug store channels. Furthermore, the convenience store channel has maintained a constant presence within the total grocery industry. To expand their potential markets, management believes that food companies are broadening their distribution channels to include greater focus on mass merchandisers and other alternative distribution channels. In the opinion of management another growth opportunity in the U.S. for branded food companies is the food service distribution channel, which supplies restaurants, hospitals, schools and other institutions. In addition to the U.S. market, management believes that certain international markets with above average population growth and expanding economies offer significant growth opportunities for U.S. companies. These international markets include Latin America, Central Europe, Russia and the Pacific Rim.

  The Company only competes in the dry grocery products segment of the food industry.

SEASONALITY

  The Company's sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden Egg Nog and None Such) are consumed primarily during the November and December holiday seasons. In recent years, approximately 45% of the Company's sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, peaking in October, which will require the Company to draw additional amounts on its Revolving Credit Facility.

RAW MATERIALS AND SUPPLIERS

  The primary raw materials used in the Company's operations include milk, sugar, lemon and lime juice concentrate, vegetable oil, corn syrup and packaging materials. The Company purchases its raw materials, all of which are widely available, from numerous independent suppliers. Acid-neutralized coffee and egg nog are obtained in final product from co-packers.

COMPETITION

  The food industry is highly competitive. Numerous brands and products compete for shelf-space and sales, with competition based primarily on price and quality. The Company competes with a significant number of competitors of varying sizes, including divisions or subsidiaries of larger companies. The most significant branded competition encountered by the Company is Nestle's Coffee-mate, which competes with Cremora. However, most of the competition encountered by the Company is from private label brands. A number of these branded and private label competitors have broader product lines as well as substantially greater financial and other resources available to them.

TRADEMARKS, COPYRIGHTS AND PATENTS

  The Company owns a number of trademarks, licenses and patents. The Company's principal trademarks include Eagle; Eagle Brand, the Dessert Maker; ReaLemon; ReaLime; Cremora; and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on products on which they are currently used in the BBNA Business (as defined below), together with certain product extensions. The Borden and Elsie trademarks are currently used on (i) the entire line of Eagle Brand products including condensed or evaporated milk, and (ii) shelf-stable egg nog. The Borden trademark is also currently used on Cremora non-dairy creamer. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from BFC, the Company holds an exclusive and royalty-free license from Southern Foods Group, L.P. to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five year term, which is renewable automatically for subsequent five year terms and terminable at the option of the Company upon one year's notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. The Company has granted BFC an exclusive, perpetual, royalty-free license to use the ReaLemon and ReaLime trademarks in certain foreign markets including Europe, the Middle East and Hong Kong. A third party owns the Cremora trademark in Africa and the Middle East. The Company also owns various patents and copyrights associated with the business.

EMPLOYEES

  As of June 27, 1998, the Company employed approximately 335 people, including 179 hourly and 156 salaried employees. The Wellsboro, Pennsylvania and Starkville, Mississippi plants are the only unionized Company plants. Union employees represent approximately 28% of the Company's total work force. At Wellsboro, the United Food and Commercial Workers Union-Local 174 has a contract expiring in February 2000 and at Starkville, the Teamsters Local 984 has a contract expiring on January 31, 2001. Management believes that relations with the Company's employees and unions are generally good.

CERTAIN LEGAL AND REGULATORY MATTERS

  Public Health. The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain information required to appear on the labels of food products. The Company is also subject to regulation by certain other governmental agencies.

  The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of violative products, cease and desist orders, injunctions and/or monetary penalties. Management believes that the Company's facilities and practices are in compliance with applicable government regulations in all material respects.

  The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

  Environmental Matters. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees. The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental matters. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company's business or financial position. In connection with the Acquisition, the Company assumed all past and future environmental liabilities related to the acquired business. The Company will be indemnified, however, by BFC and BFC Investments with respect to certain environmental liabilities occurring prior to the Acquisition Closing. This indemnification is limited in time and amount, and there can be no assurance that material environmental liabilities will not be incurred after the indemnification period or in excess of the indemnified amount or that the Company will be able to pursue successfully any indemnification claims against BFC. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

ITEM 2: PROPERTIES

  Except for Kava and sweetened condensed milk in Canada, which are produced under co-pack agreements, and Borden EggNog, which the Company obtains under a seasonal purchase order, the Company produces all of its products in four Company-owned manufacturing facilities, as described in the following table. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate the Company's needs for the foreseeable future.

  LOCATION               SQUARE FEET              PRODUCTS MANUFACTURED
  --------               -----------              ---------------------
Wellsboro, PA...........   119,000   Sweetened condensed milk, mincemeat pie filling
Starkville, MS..........    49,000   Sweetened condensed milk
Waterloo, NY............   102,100   Lemon juice and lime juice
Chester, SC.............    77,300   Powdered non-dairy creamer

  In addition to the owned manufacturing facilities described above, the Company leases 9,792 square feet of office space in Tarrytown, New York, leases 17,452 square feet of office and laboratory space in Columbus, Ohio, leases 34,000 square feet of warehouse space in Chester, South Carolina, leases 1,723 square feet of office space in Wellsboro, Pennsylvania and uses public warehouse space in numerous locations in variable amounts as needed.

ITEM 3: LEGAL PROCEEDINGS

  The Company is subject to litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

  Not applicable.

PART II

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for the common stock of Holdings or Eagle Family Foods. As of September 21, 1998, Holdings was the only holder of Eagle Family Foods common stock. As of September 21, 1998, there were approximately 15 holders of Holdings' common stock.

  No cash dividends on common stock have been declared by either registrant since respective incorporations. Holdings and Eagle Family Foods are restricted from declaring dividends on their common stock by the Senior Credit Facilities. See Note 6 of the Notes to the Financial Statements of Holdings and Eagle Family Foods included elsewhere in this Annual Report on Form 10-K.

  On January 23, 1998, the Equity Sponsors and the Management Investors subscribed to purchase 816,750 share of Series A Non-Voting Preferred Stock, par value $.01 per share, of Holdings (the "Series A Preferred Stock") at $100 per share and 825,000 shares of Common Stock, par value $.01 per share, of Holdings (the "Common Stock") at $1.00 per share. The securities were sold pursuant to Regulation D Section 506 of the Securities Act of 1933. Full payment for the stock was received from all but two of the officers, who subscribed to purchase an aggregate of 13,117.5 shares of Series A Preferred Stock and 13,250 shares of Common Stock. Notes aggregating $825,000 were received from the two officers as a partial consideration for the subscription. See "Certain Relationships and Related Transactions."

ITEM 6: SELECTED FINANCIAL DATA

  The selected financial data set forth below as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and as of January 23, 1998 and June 27, 1998 and the one hundred fifty-five day period ended June 27, 1998 and for the twenty-three day period ended January 23, 1998 and the six-month period ended June 28, 1997 are derived from the audited and unaudited financial statements included elsewhere herein. The selected financial data set forth below as of December 31, 1995, 1994 and 1993 and for each of the two years in the period ended December 1, 1994 are derived from the financial statements not included elsewhere herein. The predecessor data represents the financial results related to Eagle Brand, ReaLemon, Cremora, NoneSuch, Borden EggNog and Kava brands (the "BBNA Business") acquired by the Company for periods prior to the Acquisition. For periods prior to January 1, 1995 and the December 1994 acquisition of all the common stock of Borden, Inc. by Kohlberg Kravis Roberts & Co. (the "KKR Acquisition"), the BBNA Business was not managed, and its financial results were not reported, as a separate business. For periods subsequent to December 31, 1994, the financial data includes purchase accounting adjustments related to the KKR Acquisition. As a result, the financial data reported for the 1993 and 1994 periods are not comparable in certain respects with subsequent periods. In addition, the BBNA Business units were organized in multiple divisions and co-mingled with other businesses which were sold, closed or reorganized during 1993 and 1994. Determining the appropriate allocations of shared costs make the inclusion of 1993 and 1994 data for other than sales, cost of goods sold and gross profit, in management's opinion, not practicable and, because of the extent of allocations, potentially misleading. The BBNA Business shared sales force as well as promotional, advertising and administrative costs with other food businesses that were sold during 1993 and 1994. This would require an allocation of charges which may not, in management's opinion, produce a reliable reflection of financial results.

                                                     PREDECESSOR
                         --------------------------------------------------------------------
                                                                                                 ONE
                                                                        TWENTY                 HUNDRED
                                                                       THREE DAY      SIX     FIFTY-FIVE
                                                                        PERIOD      MONTHS    DAY PERIOD
                                    YEAR ENDED DECEMBER 31               ENDED       ENDED      ENDED
                         -------------------------------------------- JANUARY 23,  JUNE 28,    JUNE 27,
                           1993     1994     1995     1996     1997      1998        1997        1998
                         -------- -------- -------- -------- -------- ----------- ----------- ----------
                                                                                  (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Sales................... $229,822 $231,203 $225,263 $230,384 $229,370   $7,693      $75,507    $ 68,183
Cost of goods sold......   96,038  102,148  102,712  110,357  107,674    5,154       37,034      38,376(e)
                         -------- -------- -------- -------- --------   ------      -------    --------
Gross Profit............  133,784  129,055  122,551  120,027  121,696    2,539       38,467      29,807
Distribution Expense....       NA       NA   15,691   14,640   13,464      303        5,279       4,550
Marketing Expense.......       NA       NA   63,804   62,705   55,074    2,095       17,630      15,048
General and
 Administrative
 Expense................       NA       NA   13,289   13,483   13,184    1,010        6,448      39,446(d)
                         -------- -------- -------- -------- --------   ------      -------    --------
Operating Income........       NA       NA $ 29,767 $ 29,199 $ 39,974   $ (869)     $ 9,110    $(29,237)
OTHER FINANCIAL DATA:
Depreciation and
 Amortization...........       NA       NA $  6,010 $  5,937 $  6,174   $  512      $ 3,026    $ 13,755
Capital Expenditures....       NA       NA    2,079    3,726    3,154       87        1,365       2,578

                                          AS OF
                                      DECEMBER 31,                  AS OF       AS OF
                         --------------------------------------- JANUARY 23,   JUNE 27,
                         1993  1994     1995     1996     1997     1998(c)       1998
                         ---- ------- -------- -------- -------- -----------   --------
BALANCE SHEET DATA:
Inventories.............  NA  $12,053 $ 13,317 $ 13,239 $ 15,820  $ 20,100     $ 32,001
Net property and
 equipment..............  NA   13,613   16,044   16,649   16,070    23,950       24,791
Total assets............  NA   55,765  160,586  157,857  153,786   380,047      399,240
Total debt, including
 current maturities.....  NA      --       --       --       --    306,500      318,250
Stockholder's equity....  NA      --       --       --       --     67,803(b)    55,994

-------
(a) The information set forth above as of January 23, 1998, June 27, 1998 and for the one hundred fifty-five day period ended June 27, 1998 reflects the financial position and results of operations of Eagle Family Foods, Inc. With the exception of stockholders's equity and redeemable preferred stock, this information is substantially consistent with that of Holdings. The following represents stockholders' equity and redeemable preferred stock of Holdings:

                                                            AS OF       AS OF
                                                           JUNE 27,  JANUARY 23,
                                                             1998       1998
                                                           --------  -----------
      Stockholders' equity (deficit)...................... $(29,159)  $(13,881)
      Redeemable preferred stock..........................   84,327     80,858

(b) Reflects initial Equity Contribution of $82.5 million less an after tax write-off of in-process research and development.
(c) Reflects the Acquisition and Financing Transactions resulting in a new basis of accounting.
(d) Reflects the nonrecurring in-process research and development write-off of $23.9 million.
(e) Reflects the nonrecurring charge of $5.2 million of additional cost of sales related to the expensing of inventories stated at fair market value.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Set forth below is a discussion of the financial condition and results of operations of the BBNA Business for the six months ended June 28, 1997, the fiscal years ended December 31, 1995, 1996 and 1997. The six months ended June 27, 1998 includes the twenty-three day period ended January 23, 1998 managed by the BBNA Business and the one hundred fifty-five day period ended June 27, 1998 managed by Eagle Family Foods. The following discussion should be read in conjunction with the Combined Financial Statements of the Company and the notes thereto included elsewhere in the Annual Report on Form 10-K. References herein to 1995, 1996 and 1997 refer to the fiscal years ended December 31, 1995, 1996 and 1997, respectively, unless the context otherwise requires.

RESULTS OF OPERATIONS

 Six months Ended June 27, 1998 and Six months Ended June 28, 1997

  The six months ended June 27, 1998 consists of the twenty-three day period ended January 23, 1998 managed by the BBNA Business and the one hundred fifty-five day period ended June 27, 1998 managed by Eagle Family Foods.

  Sales. Sales increased 0.5% to $75.9 million for the six months ended June 27, 1998 as compared to $75.5 million for the six months ended June 28, 1997. Sales in part were over prior year due to increases in sales to foodservice customers partially offset by the loss of two private label non-dairy creamer customers representing $2.6 million of sales when compared against the six months ended June 28, 1997.

  Cost of sales. Cost of sales, expressed as a percentage of sales, increased to 57.4% in the six months ended June 27, 1998 as compared to 49.1% in the six months ended June 28, 1997. The increase was primarily attributable to recording a non-cash charge of $5.2 million of additional cost of sales related to the expensing of inventories stated at fair market value. On January 23, 1998, inventories were valued at fair market value (representing cost) using the purchase accounting method, and the valuation exceeded the predecessor's manufacturing cost by approximately $5.2 million. This inventory was sold in the six months ended June 27, 1998 increasing cost of sales. Inventories are stated at the lower of cost or market at June 27, 1998.

  Marketing Expense. Marketing expense was $2.1 million, or 27.2%, when expressed as a percentage of sales, for the twenty-three day period ended January 23, 1998. Marketing expense was $15.0 million, or 22.1%, when expressed as a percentage of sales, for the one hundred fifty-five day period ended June 27, 1998. Advertising and promotional programs are being redesigned and refocused with spending budgets allocated to subsequent periods in 1998.

  Marketing expense was $17.6 million, or 23.3%, when expressed a percentage of sales, for the six months ended June 28, 1997.

  General and Administrative ("G&A") Expense. Total G&A expense was $1.0 million in the twenty-three day period ended January 23, 1998 and $39.4 million in the one hundred fifty-five day period ended June 27, 1998. The significant amount reflected in the one hundred fifty-five day period ended June 27, 1998 is attributable to the Company taking a non-recurring pre-tax charge of $23.9 million for investments in research and development that was in-process and deemed by management to have no alternative use and amortization of intangibles of $11.9 million.

  Total G&A expense was $6.4 million in the six months ended June 28, 1997.

  Interest Expense. There was no interest expense in the twenty-three day period ended January 23, 1998 and interest expense was $11.5 million in the one hundred fifty-five day period ended June 27, 1998. The Company's interest expense in the one hundred fifty-five day period ended June 27, 1998 results from the new debt structure established in connection with the Acquisition.

  There was no interest expense in the six months ended June 28, 1997.

  Income Taxes. The Company recorded an income tax benefit of $0.3 million for the twenty-three day period ended January 23, 1998 and an income tax benefit of $14.2 million for the one hundred fifty-five day period ended June 27, 1998. The Company anticipates sufficient future taxable income to realize deferred tax assets recorded at June 27, 1998.

  The Company recorded a tax provision of $3.9 million for the six months ended June 28, 1997.

  The following table sets forth the results of operations as a percentage of sales for the years ended 1995, 1996 and 1997:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
Sales................................................   100.0%   100.0%   100.0%
Cost of goods sold...................................    45.6     47.9     46.9
                                                      -------  -------  -------
Gross profit.........................................    54.4     52.1     53.1
Distribution expense.................................     7.0      6.4      5.9
Marketing expense....................................    28.3     27.2     24.0
General & administrative expense.....................     5.9      5.9      5.7
                                                      -------  -------  -------
Operating Income.....................................    13.2%    12.6%    17.4%
                                                      =======  =======  =======

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Sales. The Company's sales were $229.3 million for the year ended December 31, 1997, as compared to $230.4 million in 1996, a decrease of $1.1 million, or 0.5%. The decrease reflected an increase of $4.1 million in sales of sweetened condensed milk, offset by decreases of $0.4 million in ReaLemon product line sales, $3.9 million in non-dairy creamer sales and $1.0 million in Borden Egg Nog sales.

  Cost of Goods Sold. Cost of goods sold was $107.7 million for the year ended December 31, 1997, as compared to $110.4 million in 1996, a decrease of $2.7 million, or 2.4%. Expressed as a percentage of sales, cost of goods sold in 1997 decreased 1% from the prior year, to 46.9%, primarily as a result of milk prices returning to normal levels.

  Distribution Expense. Distribution expense was $13.5 million for the year ended December 31, 1997, as compared to $14.6 million in 1996, a decrease of $1.1 million, or 7.5%. Expressed as a percentage of sales, distribution expense decreased to 5.9% in 1997 from 6.4% in the prior year. The decrease in distribution expense was primarily the result of the realization of efficiencies within the distribution system, thereby lowering overall distribution expense.

  Marketing Expense. Marketing expense was $55.1 million for the year ended December 31, 1997, as compared to $62.7 million in 1996, a decrease of $7.6 million, or 12.1%. Expressed as a percentage of sales, marketing expense decreased to 24.0% in 1997 from 27.2% in 1996. Trade promotion expenses in the 1997 period decreased 9.6%, or $2.1 million, primarily as the result of the elimination of off-season trade promotions and a lower level of new product introduction activity. Advertising and consumer promotion expenses in the 1997 period decreased 12.3%, or $2.5 million, primarily as the result of a reduction in higher advertising and consumer promotion expenses incurred in 1996 to support line extensions introduced in that year. Other marketing expenses (advertising and promotion management, variable sales, field sales/sales support and market research) declined $3.0 million primarily as the result of sales force reductions and a decrease in market research expense.

  General and Administrative Expense. Total G&A expense was $13.2 million for the year ended December 31, 1997, as compared to $13.5 million for the prior year, a decrease of $0.3 million, or 2.2%. Expressed as a percentage of sales, G&A expense decreased to 5.7% in 1997 from 5.9% in the prior year.

  Operating Income. As a result of the factors discussed above, the Company's operating income was $40.0 million for the year ended December 31, 1997, as compared to $29.2 million in the prior period, an increase of $10.8 million, or 37.0%.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Sales. The Company's sales were $230.4 million for the year ended December 31, 1996, as compared to $225.3 million in 1995, an increase of $5.1 million, or 2.3%. The increase was primarily due to a $2.5 million increase in sales of non-dairy creamer products and a $2.3 million increase in ReaLemon product lines sales. Non-dairy creamer sales increased primarily due to higher prices for private label, increased industrial sales and increased sales of branded Cremora as the Company abandoned its previous "every day low price" strategy and replaced it with a strategy focused on couponing and advertising Cremora's premium taste. ReaLemon sales increased primarily due to the introduction of the 15 oz. squeeze bottle.

  Cost of Goods Sold. Cost of goods sold was $110.4 million for the year ended December 31, 1996, as compared to $102.7 million in 1995, an increase of $7.7 million, or 7.5%. Expressed as a percentage of sales, cost of goods sold increased to 47.9% in 1996 from 45.6% in 1995. The increase in cost of goods sold as a percentage of sales was primarily the result of increased milk and lemon concentrate prices in the period. Milk prices reached historic highs in 1996 and lemon and lime concentrate prices rose in 1996 relative to 1995.

  Distribution Expense. Distribution expense was $14.6 million for the year ended December 31, 1996, as compared to $15.7 million in 1995, a decrease of $1.1 million, or 7.0%. Expressed as a percentage of sales, distribution expense decreased to 6.4% in 1996 from 7.0% in 1995. The decrease in distribution expense was primarily the result of the rationalization of the distribution system through the closure of two warehouses.

  Marketing Expense. Marketing expense was $62.7 million for the year ended December 31, 1996, as compared to $63.8 million in 1995, a decrease of $1.1 million, or 1.7%. Expressed as a percentage of sales, marketing expense decreased to 27.2% in 1996 from 28.3% in 1995. Trade promotion expenses in 1996 decreased 17.8%, or $4.7 million, compared to 1995, primarily as the result of BFC management's de-emphasis of "push" marketing tactics. As a result of the Company's new strategy, advertising and consumer promotion expenses increased 11.6%, or $2.1 million, in 1996, as compared to 1995. Market research expense increased $1.2 million, or 39.0%, in 1996 to support the Company's line extensions and new product development efforts. Other selling expenses increased 2.5%, or $0.4 million.

  General & Administrative Expense. Total G&A expense was $13.5 million for the year ended December 31, 1996, as compared to $13.3 million in 1995, an increase of $0.2 million, or 1.5%. Expressed as a percentage of sales, G&A expense was 5.9% in 1996 and 1995.

  Operating Income. As a result of the factors discussed above, the Company's operating income was $29.2 million for the year ended December 31, 1996, as compared to $29.8 million in 1995, a decrease of $0.6 million, or 2.0%.

 Liquidity and Capital Resources

  Interest payments on the Senior Subordinated Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates. Borrowings under the Senior Credit Facilities at June 27, 1998 consist of the $174.75 million Term Loan Facility maturing in 2005. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility maturing in 2004, of which $28.5 million was outstanding at June 27, 1998. The Term Loan Facility amortizes $1.0 million in each of the calendar years 1998 through 2002, and $10.0 million, $40.0 million and $120.0 million in the years 2003, 2004 and 2005, respectively.

  The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company expects to spend $12.0 million on capital projects in 1998 to fund management information systems initiatives, expenditures in existing facilities and discretionary capital projects associated with new products. The Company's primary sources of liquidity will be cash flows from operations and borrowings under the Revolving Credit Facility.

  Net cash used in operating activities for the one hundred fifty-five day period ended June 27, 1998 was $8.3 million.

  Cash provided by financing activities in the one hundred fifty-five day period ended June 27, 1998 was $11.8 million of which proceeds of $12 million represented borrowings under the Revolving Credit Facility which were used in part to fund remaining acquisition costs and certain other operating costs.

  Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue equity securities.

SEASONALITY

  The Company's sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden Egg Nog and None Such) are consumed primarily during the November and December holiday seasons. In recent years, approximately 45% of the Company's sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, peaking in October, which will require the Company to draw additional amounts on its Revolving Credit Facility.

RECENTLY ISSUED ACCOUNTING STATEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt this standard in the first quarter of 2000. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on future financial statements.

IMPACT OF THE YEAR 2000 ISSUE

  Historically, the Company has relied upon affiliates of Borden, Inc. for its management information systems requirements. The Company, in conjunction with outside consultants, is in the process of establishing a fully stand-alone dedicated management information system capable of supporting the business. Management expects the development and installation of this system to be substantially completed and the system to be operational during the first half of 1999. However, if the new information systems are not implemented on a timely basis and if modifications to existing systems cannot be accomplished on a timely basis, there would be adverse financial and operational effects on the Company. The amount of these effects cannot be ascertained at this time. The Company has budgeted capital expenditures in 1998 and 1999 of $3.8 million to fund the acquisition of hardware and software for this project and $6.6 million for nonrecurring development expenses to fund anticipated information technology consulting and other related costs. The actual costs related to this initiative, as well as future costs of operation of the system, may differ materially from management's estimates.

  The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues, and the Company's current assessments are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  This table presents descriptions of the financial instruments and derivative instruments that are held by the Company at June 27, 1998 and which are sensitive to changes in interest rates. In the ordinary course of business the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

  For the debt, the table represents principal cash flows that exist by maturity date and the related average interest rate. For the swaps, the table presents the notional amounts and expected interest rates that exist by contractual dates; the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the three month forward LIBOR rate.

  All amounts are reflected in U.S. Dollars (thousands).

                                                                                                  FAIR
                           1999      2000      2001      2002      2003    THEREAFTER  TOTAL     VALUE
                         --------  --------  --------  --------  --------  ---------- --------  --------
LIABILITIES
 Fixed Rate.............                                                    $115,000  $115,000  $116,000
 Average Interest Rate..                                                       8.750%    8.750%
 Variable Rate.......... $  1,250  $  1,000  $    750  $  1,000  $  3,250   $196,000  $203,250  $203,250
 Average Interest Rate..    7.875%    7.875%    7.875%    7.875%    7.875%     7.839%    7.840%
INTEREST-RATE
 DERIVATIVES
Variable to fixed:
 Notional amount........ $100,000  $100,000  $100,000  $100,000  $100,000             $100,000  $  (551)
 Average pay rate.......    5.943%    5.943%    5.943%    5.955%    5.955%               5.947%
 Average receive rate...    5.688%    5.688%    5.688%    5.688%    5.688%               5.688%

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.25 percent. These swap agreements commence on July 23, 1998 and fix the LIBOR rate at 5.955 percent on $75 million and 5.905 percent on $25 million of the $175 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively and have been reflected in the table above.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  See Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-
K."

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The directors of Holdings and the Company and executive officers of the Company are as follows:

     NAME                       AGE POSITION
     ----                       --- --------
William A. Lynch...............  50 Chairman of the Board of Directors and
                                     Chief
                                     Operating Officer*
John O'C. Nugent...............  56 Chief Executive Officer, President and
                                     Director*
Craig A. Steinke...............  41 Chief Financial Officer, Vice President and
                                     Treasurer*
Jonathan F. Rich...............  51 Vice President, General Counsel and
                                     Secretary*
Tamar K. Bernbaum..............  47 Vice President, Marketing
James A. Byrne.................  53 Vice President, Human Resources
Virginia Cappello..............  46 Vice President, Market Research
Frederick M. Dale, Jr. ........  42 Vice President, Manufacturing
Paul F. Keida..................  48 Vice President, Technology
Richard A. Lumpp...............  51 Vice President, Sales
A.L. Stanley...................  54 Vice President, Food Service &
                                     International
Andreas T. Hildebrand..........  30 Director
Kewsong Lee....................  33 Director
Howard H. Newman...............  51 Director
Donald W. Torey................  41 Director
Paul W. Van Orden..............  71 Director

--------
* Messrs, Lynch, Nugent, Steinke and Rich hold these same positions at Holdings and are the executive officers of Holdings.

  WILLIAM A. LYNCH has served as Chairman of the Board of Directors of Holdings and the Company and Chief Operating Officer of Holdings and the Company since their respective dates of formation. In the past ten years, Mr. Lynch founded, owned, and acted as Chief Executive Officer of a number of entrepreneurial ventures including Group 1 Capital, Ltd. (founded in 1990), Audio One, Inc. (founded in 1989), and Consumer Products, Inc. (founded in
1986). Mr. Lynch possesses extensive experience in the consumer products industry, having served, prior to 1985, in a variety of management positions for Bristol-Myers Squibb Co., Borden, Inc., Calgon Consumer Products Company and The Procter & Gamble Company.

  JOHN O'C. NUGENT has served as a Director of Holdings and the Company and Chief Executive Officer and President of Holdings and the Company since their respective dates of formation. From 1993 through 1996, he served as the President of Johnson & Johnson Consumer Products, Inc., where he was responsible for the consumer business and pharmaceutical products division. Prior to that, Mr. Nugent spent eight years with Unilever occupying a series of marketing and general management positions. Most recently, he served as Senior Vice President (General Manager) of the Van den Bergh Consumer Products Division in the U.S. prior to an assignment in the United Kingdom where he was Director (COO position) of Van den Bergh, Ltd. Mr. Nugent's background in consumer products extends over thirty years, with experience at Borden, Inc., Calgon Consumer Products Company and The Procter & Gamble Company, where he held a variety of marketing and management positions. His present service as a director includes membership on the board of Small Planet Foods. His past service as a director includes membership on the boards of the Association of National Advertisers, Cosmetics Toiletries and Fragrance Association and the National Association of Margarine Manufacturers.

  CRAIG A. STEINKE has served as Chief Financial Officer, Vice President and Treasurer of Holdings and the Company since January 1998. From 1996 through 1998, Mr. Steinke has served as Senior Vice President and Group General Manager of BHP Copper, a business group of Broken Hill Proprietary Co., Ltd ("BHP"). From 1992 through 1996, Mr. Steinke held President, Vice President and Controller positions at the Metals Division of Magma Copper Co. Prior to 1992, Mr. Steinke held a variety of positions at Arthur Andersen LLP.

  JONATHAN F. RICH has served as Vice President, General Counsel and Secretary of Holdings and the Company since their respective dates of formation. From 1990 through 1996, Mr. Rich served as Vice President and General Counsel of Nabisco International, a $1.6 billion operating unit of Nabisco, Inc. Prior to that, he served two years as the Associate General Counsel for Del Monte Foods Company. Mr. Rich is a member of the New York Bar. His past service as a director includes membership on the board of Grupo Gamesa, S.A. de C.V., one of Mexico's largest food manufacturers.

  TAMAR K. BERNBAUM has served as Vice President, Marketing of the Company since January 1998. From 1991 through 1997, Ms. Bernbaum held Director of Trade Marketing and Category Manager for Trade Marketing positions at Unilever's Van Den Bergh Foods division. From 1983 through 1991, Ms. Bernbaum served as Senior Product Manager and Product Manager at Unilever's Ragu Foods Company division. Prior to 1983, Ms. Bernbaum held a variety of management positions at Colgate-Palmolive Company and Nestle Inc.

  JAMES A. BYRNE has served as Vice President, Human Resources of the Company since its formation in November 1997. From 1990 through 1995, Mr. Byrne served as the Director of Human Resources for Wyeth-Lederle Vaccines and Pediatrics & Lederle Consumer Health Products. Prior to that, Mr. Byrne spent 22 years at American Cyanamid Co. in a variety of human resources management positions.

  VIRGINIA CAPPELLO has served as Vice President, Market Research of the Company since January 1998. From 1997 through January 1998, Ms. Cappello served as Director of International Research for MasterCard International Inc. From 1987 through 1997, she served as Group Market Research Manager of Unilever's Van Den Bergh Foods division. From 1980 through 1987, Ms. Cappello held Group Market Research Manager and Senior Market Research Manager positions serving both the domestic and international operations of International Playtex, Inc. Prior to 1980, Ms. Cappello held management positions at Evaluative Criteria, Inc., Lebhar Friedman Research, Erdos & Morgan, Inc. and O'Brian Sherwood Associated, Inc.

  FREDERICK M. DALE, JR. has served as Vice President, Manufacturing of the Company since December 1997. From 1996 through 1997, Mr. Dale served as Director of Operations for BFC. From 1993 until 1996, Mr. Dale was Plant Manager of Borden, Inc.'s Wellsboro, Pennsylvania sweetened condensed milk manufacturing plant. Prior to 1993, Mr. Dale held management positions with Borden, Inc., PepsiCo, Inc. and Cadbury Schweppes plc.

  PAUL F. KEIDA has served as Vice President, Technology of the Company since December 1997. From 1995 through 1997, Mr. Keida served as Vice President of Research and Development of Borden, Inc. For 19 years prior to 1995, Mr. Keida held a variety of management positions at Borden, Inc. in the technology research and development areas.

  RICHARD A. LUMPP has served as Vice President, Sales of the Company since December 1997. From 1996 through 1997, Mr. Lumpp served as Senior Vice President of Neo, Inc., an Information Resources, Inc. affiliate. Between 1995 and 1996, Mr. Lumpp served as a Principal at CSC Weston Group. Between 1993 and 1995, Mr. Lumpp held Senior Vice President of Client Service and Vice President of Sales positions with Information Resources, Inc. Prior to 1993, Mr. Lumpp held a variety of management positions at Unilever's Van den Bergh Foods and Ragu Foods Company divisions, The Gillette Company and Johnson & Johnson.

  A.L. STANLEY has served as Vice President, Food Service & International of the Company since December 1997. From 1994 through 1997, Mr. Stanley served as Vice President, Sales of BFC where he was responsible for the marketing of BBNA Business products as well as several other products. From 1981 through 1994, Mr. Stanley held several Vice President and management positions at James River Corporation. Prior to 1981, Mr. Stanley held a variety of management positions at American Can Company.

  ANDREAS T. HILDEBRAND has served as a Director of Holdings and the Company since their respective dates of formation. Mr. Hildebrand has served as a Vice President in the Private Equity Group of General Electric Investment Corporation ("GEIC") since May 1997, and as an Investment Manager and Senior Financial Analyst since 1993. Prior to joining GEIC, Mr. Hildebrand was an Economic Analyst in the office of Massachusetts Governor William Weld. Mr. Hildebrand presently serves as a director of several privately held companies.

  KEWSONG LEE has served as a Director of Holdings and the Company since their respective dates of formation. Mr. Lee has served as a Member and Managing Director of EMW LLC and a general partner of Warburg, Pincus & Co. ("WP") since January 1, 1997. Mr. Lee served as a Vice President of WPV from January 1995 to December 1996, and as an associate at E.M. Warburg, Pincus & Co., Inc. ("EMW") from 1992 until December 1994. Prior to joining EMW, Mr. Lee was a consultant at McKinsey & Company, Inc., a management consulting company from 1990 to 1992. His present service as a director includes membership on the boards of Knoll, Inc., RenaissanceRe Holdings Ltd. and several privately held companies.

  HOWARD H. NEWMAN has served as a Director of Holdings and the Company since their respective dates of formation. Mr. Newman has served as a Member and Managing Director of EMW LLC (and its predecessor) and a general partner of WP since 1987. Prior to joining EMW LLC's predecessor in 1984 he was a Principal with Morgan Stanley & Co., Incorporated. His present service as a director includes membership on the boards of ADVO, Inc., Newfield Exploration Company, Cox Insurance Holdings Plc, Comcast UK Cable Partners Limited, RenaissanceRe Holdings Ltd. and several privately held companies.

  DONALD W. TOREY has served as a Director of Holdings and the Company since their respective dates of formation. Mr. Torey has served as Executive Vice President of GEIC and GE Investment Management Incorporated ("GEIM" and, together with GEIC, "GE Investments") with responsibility for GE Investments' Private Equity and Real Estate groups since January 1997. From 1993 through 1996, Mr. Torey served as Chief Financial Officer of GE Investments. Prior to that, Mr. Torey served as Manager of Mergers and Acquisition Finance for General Electric Company ("GE"). Mr. Torey currently serves as a Trustee for the General Electric Pension Trust ("GEPT") and as a director of a privately held company.

  PAUL W. VAN ORDEN has served as a Director of Holdings and the Company since April 1998. Mr. Van Orden has been a Special Student at the Yale Divinity School since 1997. From 1991 through 1996, he was the Executive-In-Residence, the Executive Director of the Chazen Institute for International Business and a Visiting Professor at the Columbia University Graduate School of Business. Prior to that, Mr. Van Orden was an Executive Vice President at GE. He currently serves as a director of a privately held company.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following summary compensation table provides information concerning compensation for the Company's chief executive officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for the fiscal year ending June 27, 1998.

                                                                             LONG TERM
                                       ANNUAL COMPENSATION                COMPENSATION(3)
                         ----------------------------------------------- ------------------
   NAME AND PRINCIPAL    FISCAL                             OTHER            RESTRICTED
        POSITION          YEAR  SALARY($) BONUS($)(1) COMPENSATION($)(2) STOCK AWARDS($)(4)
   ------------------    ------ --------- ----------- ------------------ ------------------
William A. Lynch........  1998  $130,682      $ 0           $2,500             58,230
 Chairman of the Board
  and
 Chief Operating Officer
John O'C. Nugent........  1998   130,682        0            2,000             58,230
 Chief Executive Officer
  and President
Craig A. Steinke........  1998    78,750        0            2,363              4,835
 Chief Financial
  Officer,
 Vice President and
  Treasurer
Richard A. Lumpp........  1998    80,492        0           39,655(5)           4,835
 Vice President, Sales
Tamar K. Bernbaum.......  1998    70,455        0            1,938              4,835
 Vice President,
  Marketing

--------
(1) Each executive is entitled to receive a bonus during the Company's first full calendar year of up to 100% of his or her base salary if certain performance targets are met. It is anticipated that each executive will earn all or a portion of his or her bonus at the conclusion of the first full year of operations, however, no bonus is earned as of the fiscal year ending June 27, 1998.
(2) Other compensation includes matching and profit sharing contributions made by the Company on behalf of each Named Executive Officer pursuant to the Eagle Family Foods, Inc. 401k Savings and Retirement Plan.
(3) The Company has not awarded any stock options or stock appreciation rights to the Named Executive Officers.
(4) Represents the approximate value of awards of restricted Common Stock (the "Restricted Shares") issued to the Named Executive Officers on January 16, 1998. The Restricted Shares will vest in equal installments over five years (the "Vesting Period"), beginning on the first anniversary of the date of issuance provided that such grantee is employed by the Company on such date. Upon the consummation of an initial public offering of Common Stock of Holdings registered under the Securities Act of 1933 meeting certain thresholds prior to the end of the Vesting Periods, 20% of the Restricted Shares will vest. Any remaining unvested Restricted Shares would then vest in equal installments over the time remaining in the Vesting Period. The Board of Directors of Holdings may also establish certain performance criteria that could result in accelerated vesting of the Restricted Shares. As of June 27, 1998, the approximate value of each such award was $58,230, $4,635, $4,835, and $4,835 for Messers. Lynch, Nugent, Steinke, Lumpp and Ms. Bernbaum, respectively.
(5) Includes $34,020 related to a signing bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of William A. Lynch, John O'C. Nugent, Andreas T. Hildebrand, Edward A. Johnson, Kewsong Lee, Howard H. Newman, Donald W. Torey and Paul W. Van Orden at June 27, 1998. Messrs. Lynch and Nugent are both executive officers of Holdings and the Company. See "Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION

  The Directors of Holdings and the Company have not received, and are not expected in the future to receive, compensation for their service as directors. Directors are entitled to reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Boards of Directors or committees thereof, except that directors who are employees of Holdings, the Company or a stockholder of Holdings shall not be entitled to such reimbursement.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with each of Mr. William
A. Lynch and Mr. John O'C. Nugent, pursuant to which Mr. Lynch serves as Chairman of the Company and Chief Operating Officer and Mr. Nugent serves as Chief Executive Officer and President of the Company. The initial annual base salaries under such agreements for each of Mr. Lynch and Mr. Nugent are $300,000. Increases in the base salary are determined by the Board of Directors. In addition, Mr. Lynch and Mr. Nugent are each entitled to receive a bonus during the Company's first full year of up to 100% of their base salaries if certain performance targets are met. Bonuses for future periods are to be based on targets to be established by the Board of Directors. Each agreement has a term of two years, with automatic annual renewals. In the event either employment agreement is terminated by the Company without "cause" (as defined in such employment agreement), Mr. Lynch or Mr. Nugent, as the case may be, are entitled to receive severance payments equal to the base salary then in effect for the greater of the next 12 months or the remainder of the employment term. The agreements provide for customary non-competition and non-solicitation provisions. The Company entered into similar arrangements with its other executive officers.

ITEM 12: SECURITY OWNERSHIP AND BENEFICIAL OWNERS

  All of the issued and outstanding shares of common stock of Eagle Family Foods as of September 21, 1998 are beneficially owned by Holdings. There are two classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights, and Series A Preferred Stock, which has limited voting rights. The following table sets forth, as of September 21, 1998, certain information regarding the beneficial ownership of Common Stock and the Series A Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings' voting securities, (ii) each of the directors and certain executive officers of Holdings and (iii) all directors and executive officers of Holdings, as a group:

                                   COMMON STOCK     SERIES A PREFERRED STOCK
                               -------------------- ---------------------------
     NAME AND ADDRESS OF       NUMBER OF             NUMBER OF
    BENEFICIAL OWNER (1)        SHARES   PERCENTAGE   SHARES        PERCENTAGE
    --------------------       --------- ---------- -------------  ------------
GE Investment Private
 Placement Partners II,
 a Limited Partnership
 3003 Summer Street
 Stamford, CT 06905(2).......   404,075     41.3           400,034          49.0
Warburg, Pincus Ventures,
 L.P.
 466 Lexington Avenue
 New York, NY 10017(3).......   404,075     41.3           400,034          49.0
William A. Lynch(4)..........    66,480      6.8             8,168           1.0
John O'C. Nugent(4)..........    63,230      6.5             4,950             *
Craig A. Steinke(5)..........     5,835        *               990             *
Tamar K. Bernbaum(5).........     4,835        *               --            --
Richard A. Lumpp(5)..........     5,835        *               990             *
Andreas T. Hildebrand(2)(6)..       --       --                --            --
Kewsong Lee(3)...............   404,075     41.3           400,034          49.0
Howard H. Newman(3)..........   404,075     41.3           400,034          49.0
Donald W. Torey(2)(6)........       --       --                --            --
Paul W. Van Orden(6).........       --       --                --            --
All directors and executive
 officers as a
 group (17 persons)(7).......   564,730     57.7           416,716          51.0

--------
 * Less than 1%
(1) Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.
(2) Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT's limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.
(3) The sole general partner of Warburg is WP, a New York general partnership. EMW LLC, a New York limited liability company, manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC. WP, as the sole general partner of Warburg, has a 15% interest in the profits of Warburg. Messrs. Kewsong Lee and Howard H. Newman, directors of Holdings, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Lee and Newman may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP.
(4) Includes 58,230 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to each of Messrs. Lynch and Nugent upon consummation of the Acquisition.
(5) Includes 4,835 shares of restricted stock, subject to certain vesting and for future requirements, issued to each of Messrs. Steinke and Lumpp and Ms. Bernbaum.
(6) Excludes 404,075 shares of Common Stock and 400,034 shares of Series A Preferred Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Torey, Hildebrand and Paul W. Van Orden disclaim beneficial ownership of all such shares owned by GEI and GEIM.
(7) Includes 404,075 shares of Common Stock and 400,034 shares of Series A Preferred Stock beneficially owned by Warburg. Excludes 404,075 shares of Common Stock and 400,034 shares of Series A Preferred Stock beneficially owned by GEI. Includes 1,600 shares of Common Stock and 1,584 shares of Series A Preferred Stock held by executive officers not identified in the table and 143,805 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to executive officers upon consummation of the Acquisition.

THE HOLDINGS STOCKHOLDERS AGREEMENT

  The relations among the Equity Sponsors and the Management Investors (collectively, the "Investors"), and Holdings are governed by a Stockholders Agreement, dated as of the Acquisition Closing (the "Holdings Stockholders Agreement"). The following summary of certain provisions of the Holdings Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Holdings Stockholders Agreement.

  Board of Directors. Holdings is managed by the Board of Directors which is comprised of nine members, three of whom are designated by GEI and three of whom are designated by Warburg. For so long as GEI beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate three directors to the Board of Directors. For so long as GEI beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate two directors to the Board of Directors. For so long as GEI beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate one director to the Board of Directors. For so long as Warburg beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate three directors to the Board of Directors. For so long as Warburg beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate two directors to the Board of Directors. For so long as Warburg beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate one director to the Board of Directors. Mr. Lynch and Mr. Nugent will be entitled to serve as directors for so long as they remain executive officers of the Company. In addition, as long as the Equity Sponsors in the aggregate beneficially own more than 50% of the Common Stock outstanding on a fully diluted basis, the Equity Sponsors have the right to designate a majority of the directors to the Board of Directors. The Board of Directors will have at least one director who is not an officer or employee of Holdings, the Company, or the Equity Sponsors, appointed by unanimous approval of the Board of Directors. The Holdings Stockholders Agreement provides that the Board of Directors of the Company is identical to that of Holdings.

  The consent of a majority of the Board of Directors which includes at least one of the directors designated by GEI and one of the directors designated by Warburg is required for the approval of (i) the Company's or Holdings' annual operating budget; (ii) capital expenditures or investments not approved in the annual budget in amounts greater than $500,000; (iii) any merger or consolidation involving the Company or Holdings; (iv) any acquisition by the Company or Holdings of any assets or stock, other than acquisitions of assets in the ordinary course of business; (v) any divestiture of assets in excess of $500,000 by the Company or Holdings, other than sales of inventory in the ordinary course of business; (vi) any liquidation, dissolution or winding up, or any consent to a bankruptcy or insolvency or related proceeding involving, the Company or Holdings; (vii) the issuance or sale of any debt or equity securities for cash; (viii) any expansion into new lines of business; (ix) any joint venture or strategic alliance; (x) the repurchase or redemption of any outstanding shares of capital stock or the declaration or payment of any dividends on any shares of capital stock of the Company or Holdings; (xi) the amendment or modification of the certificate of incorporation or bylaws of the Company or Holdings; (xii) the amendment, modification or termination of any employment agreement with any executive officer of the Company or Holdings;
(xiii) the grant of any stock options or other equity-based compensation;
(xiv) the hiring or firing of any executive officer; (xv) any related party transactions; (xvi) any loans or guarantees by the Company or Holdings outside of the ordinary course of business; (xvii) any agreement having a duration in excess of one year or cumulative obligations in excess of $1 million; (xviii) the amendment, modification or termination of any agreement with any union;
(xix) the approval or adoption, amendment, modification or termination of certain employee benefit plans; and (xx) any agreement to do any of the foregoing.

  Restrictions on Transfer of Stock. Securities held by the Management Investors, including any shares of Common Stock or Series A Preferred Stock and any options to acquire shares of Common Stock, may only be sold or otherwise transferred with the consent of the Board of Directors of Holdings.

  Tag-Along Rights. The Holdings Stockholders Agreement provides that in the event any Investor chooses to sell or otherwise transfer more than 20% of its shares of Common Stock or Series A Preferred Stock to a proposed transferee, the selling Investor must offer to each of the other Investors the right to participate in such sale on a pro rata basis based on ownership of the shares being sold.

  Subscription Rights. With certain exceptions, the Holdings Stockholders Agreement provides each Investor with subscription rights in connection with any issuance of equity securities by Holdings for cash whereby each Investor shall have the right to purchase a pro rata portion of such equity securities.

  Certain Covenants. The Holdings Stockholders Agreement requires Holdings to
(i) provide certain financial and other information to the Investors concerning Holdings and its subsidiaries, (ii) comply with applicable law and
(iii) maintain insurance.

  Termination. The tag-along rights and subscription rights described above will terminate upon the completion of an initial public offering of Common Stock.

THE REGISTRATION RIGHTS AGREEMENT

  Holdings and the Investors entered into a Registration Rights Agreement, dated as of the Acquisition Closing (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, each of the Equity Sponsors has two demand registration rights for each of its Preferred Stock and Common Stock. In addition, the Equity Sponsors have unlimited Form S-3 registration rights and unlimited piggyback rights. The Management Investors also have piggyback registration rights. All expenses related to these registrations (other than underwriting discounts and commissions) will be borne by Holdings. Holdings is required to use its best efforts to effect such registrations, subject to certain conditions and limitations. Holdings has agreed to indemnify the Investors for certain liabilities arising out of such registrations, including liabilities under the Securities Act.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Holdings and the Investors entered into Subscription Agreements, dated as of the Acquisition Closing (collectively, the "Subscription Agreements"), pursuant to which, among other things, Holdings agreed to issue shares of Common Stock and Series A Preferred Stock. See "Security Ownership and Beneficial Owners."

  In connection with the portion of the Equity Contribution to Holdings made by Mr. Lynch and Mr. Nugent, the Company lent an aggregate of $575,000 to Mr. Lynch and $250,000 to Mr. Nugent in exchange for full recourse notes bearing interest at a floating rate, set semi-annually, at The Chase Manhattan Bank's then applicable prime rate, in effect for six month periods, plus 0.5%. Each note matures on the fifth anniversary of the Acquisition Closing and is secured by a pledge in favor of the Company of all of the shares of Common Stock and Series A Preferred Stock owned by such Management Investor.

  All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS OF THE COMPANY

                                                                           PAGE
                                                                           ----
   Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc.
   Report of Independent Accountants.....................................   26
   Eagle Family Foods, Inc. Statement of Operations for the One Hundred
    Fifty-Five Day Period ended June 27, 1998............................   27
   Eagle Family Foods, Inc. Balance Sheets, as of June 27, 1998 and
    January 23, 1998.....................................................   28
   Eagle Family Foods, Inc. Statement of Cash Flows for the One Hundred
    Fifty-Five Day Period ended June 27, 1998............................   29
   Eagle Family Foods, Inc. Statement of Changes in Stockholder's Equity
    for the One Hundred Fifty-Five Day Period ended June 27, 1998........   30
   Eagle Family Foods Holdings, Inc. Consolidated Statement of Operations
    for the One Hundred Fifty-Five Day Period ended June 27, 1998........   31
   Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets, as of
    June 27, 1998 and January 23, 1998...................................   32
   Eagle Family Foods Holdings, Inc. Consolidated Statement of Cash Flows
    for the One Hundred Fifty-Five Day Period ended June 27, 1998........   33
   Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in
    Stockholders' Equity (Deficit) for the One Hundred Fifty-Five Day
    Period ended June 27, 1998...........................................   34
   Notes to the Financial Statements.....................................   35

(B)(1) FINANCIAL STATEMENTS OF THE PREDECESSOR

   Borden Brands North America
   Independent Auditors' Report..........................................   46
   Combined Statements of Operations of the Predecessor Company, for the
    six months ended June 28, 1997 (unaudited), the twenty-three day period ended January 23, 1998 and for the years ended December 31,
    1997, 1996 and 1995..................................................   47
   Combined Balance Sheets of the Predecessor Company, as of December 31,
    1997 and 1996........................................................   48
   Combined Statements of Cash Flows of the Predecessor Company, for the
    six months ended June 28, 1997 (unaudited), the twenty-three day period ended January 23, 1998 and for the years ended December 31,
    1997, 1996 and 1995..................................................   49
   Combined Statements of Owner's Investment of the Predecessor Company,
    for the twenty-three day period ended January 23, 1998 and for the
    years ended December 31, 1997, 1996 and 1995.........................   50
   Notes to Combined Financial Statements of the Predecessor Company.....   51

(A)(2) FINANCIAL STATEMENT SCHEDULES

   All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(A)(3) EXHIBITS

  2.1 Asset Purchase Agreement, dated as of November 24, 1997, as amended as of December 9, 1997 and January 15, 1998, by and among Borden
      Foods Corporation, BFC Investments, L.P., and the Company
      (Incorporated by reference to Exhibit 2.1 to the Registration
      Statement on Form S-4 of Eagle Family Foods and Holdings filed on
      June 17, 1998 (the "S-4"))
  3.1 Restated Certificate of Incorporation of Holdings (Incorporated by reference to Exhibit 3.1 of the S-4)
  3.2 Bylaws of Holdings (Incorporated by reference to Exhibit 3.2 of the S-4)
  3.3 Restated Certificate of Incorporation, dated November 19, 1997
      (Incorporated by reference to Exhibit 3.3 of the S-4)
  3.4 Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the S-4)
  4.1 Purchase Agreement, dated January 16, 1998, by and among Holdings, the Company, Chase Securities Inc. and Merrill Lynch, Pierce,
      Fenner & Smith Incorporated (Incorporated by reference to Exhibit
      4.1 of the S-4)
  4.2 Indenture, dated January 23, 1998, among Holdings, the Company and
      IBJ Schroder Bank & Trust Company (including Specimen Certificates of 8 3/4% Series Senior Subordinated Notes due 2008 and 8 3/4%
      Series B Senior Subordinated Notes due 2008) (Incorporated by reference to Exhibit 4.2 of the S-4)
  4.3 Registration Rights Agreement, dated January 23, 1998, by and among
      Holdings, the Company, Chase Securities Inc. and Merrill Lynch,
      Pierce, Fenner & Smith Incorporated (Incorporated by reference to
      Exhibit 4.3 of the S-4)
  4.4 Credit Agreement, dated January 23, 1998, by and among the Company,
      Holdings, The Chase Manhattan Bank, Merrill Lynch Capital
      Corporation, Chase Securities Inc. and Merrill Lynch, Pierce,
      Fenner & Smith Incorporated (Incorporated by reference to Exhibit
      4.4 of the S-4)
  4.5 Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein
      (Incorporated by reference to Exhibit 4.5 of the S-4)
  4.6 Exchange and Registration Rights Agreement, dated as of January 23,
      1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.6 of the S-4)
  4.7 Subscription Rights Agreement, dated as of January 23, 1998, by and among Holdings, GE Investment Private Placement Partners II, a
      Limited Partnership and Warburg, Pincus Ventures, L.P.
      (Incorporated by reference to Exhibit 4.7 of the S-4)
 10.1 Master Customer Services Agreement, dated as of January 23, 1998, by and between the Company and Borden Foods Corporation
      (Incorporated by reference to Exhibit 10.1 of the S-4)
 10.2 License Agreement dated January 23, 1998 by and among BDH Two,
      Inc., Borden, Inc. and the Company (Incorporated by reference to Exhibit 10.2 of the S-4)
 10.3 Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC's License Agreement, dated as of September 4, 1997, by and between BFC and Southern
      Foods Group, L.P. (Incorporated by reference to Exhibit 10.3 of the
      S-4)
 10.4 License Agreement, dated January 23, 1998, by and between BFC and the Company (Incorporated by reference to Exhibit 10.4 of the S-4)
 10.5 The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)
 10.6 Employment Agreement, dated January 23 1998, by and between John
      O'C. Nugent and the Company (Incorporated by reference to Exhibit
      10.6 of the S-4)
 10.7 Employment Agreement, dated January 23, 1998, by and between
      William A. Lynch and the Company (Incorporated by reference to Exhibit 10.7 of the S-4)

 10.8  Employment Agreement, dated January 23, 1998, by and between Craig
       A. Steinke and the Company (Incorporated by reference to Exhibit
       10.8 of the S-4)
 10.9  Employment Agreement, dated January 23, 1998, by and between Tamar
       K. Bernbaum and the Company (Incorporated by reference to Exhibit
       10.9 of the S-4)
 10.10 Employment Agreement, dated January 23, 1998, by and between
       Richard A. Lumpp and the Company (Incorporated by reference to Exhibit 10.10 of the S-4)
 10.11 Pledge Agreement, dated January 23, 1998, by and between William
       A. Lynch and the Company (Incorporated by reference to Exhibit
       10.11 of the S-4)
 10.12 Pledge Agreement, dated January 23, 1998, by and between John O'C.
       Nugent and the Company (Incorporated by reference to Exhibit 10.12 of the S-4)
 10.13 Secured Recourse Promissory Note, dated January 23, 1998, from
       William A. Lynch to the Company (Incorporated by reference to Exhibit 10.13 of the S-4)
 10.14 Secured Recourse Promissory Note, dated January 23, 1998, from
       John O'C. Nugent to the Company (Incorporated by reference to Exhibit 10.14 of the S-4)
 12.1  Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed
       Charges (Incorporated by reference to Exhibit 12.1 of the S-4)
 12.2  Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges
       (Incorporated by reference to Exhibit 12.2 of the S-4)
 12.3  Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed
       Charges
 12.4  Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges
 27.1  Financial Data Schedule of Eagle Family Foods Holdings, Inc.
 27.2  Financial Data Schedule of Eagle Family Foods, Inc.

(B) REPORTS ON FORM 8-K

  None.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANTS HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Eagle Family Foods Holdings, Inc.


                                          By:      /s/ John O'C. Nugent
                                              ---------------------------------
                                                     JOHN O'C. NUGENT
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

                                          Eagle Family Foods, Inc.


                                          By:      /s/ John O'C. Nugent
                                              ---------------------------------
                                                     JOHN O'C. NUGENT
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANTS AND IN THEIR CAPACITIES INDICATED.


                NAME                           TITLE                 DATE
                ----                           -----                 ----
        /s/ John O'C. Nugent           President, Chief         September 23, 1998
-------------------------------------   Executive Officer
          JOHN O'C. NUGENT              and Director
                                        (principal
                                        executive officer)

        /s/ William A. Lynch           Chairman of the          September 23, 1998
-------------------------------------   Board, Chief
          WILLIAM A. LYNCH              Operating Officer
                                        and Director

        /s/ Craig A. Steinke           Chief Financial          September 23, 1998
-------------------------------------   Officer (principal
          CRAIG A. STEINKE              financial and
                                        accounting officer)

      /s/ Andreas T. Hildebrand        Director                 September 23, 1998
-------------------------------------
        ANDREAS T. HILDEBRAND



                NAME                            TITLE                DATE
                ----                            -----                ----

           /s/ Kewsong Lee              Director                September 23, 1998
-------------------------------------
             KEWSONG LEE

        /s/ Howard H. Newman            Director                September 23, 1998
-------------------------------------
          HOWARD H. NEWMAN

         /s/ Donald W. Torey            Director                September 23, 1998
-------------------------------------
           DONALD W. TOREY

        /s/ Paul W. Van Orden           Director                September 23, 1998
-------------------------------------
          PAUL W. VAN ORDEN

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Eagle Family Foods Holdings, Inc. and
Eagle Family Foods, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows of Eagle Family Foods Holdings, Inc. and the accompanying balance sheets and the related statements of operations, of stockholder's equity and of cash flows of Eagle Family Foods, Inc. present fairly, in all material respects, the financial position of Eagle Family Foods Holdings, Inc. and Eagle Family Foods, Inc. at June 27, 1998 and January 23, 1998, and the results of their operations and their cash flows for the one hundred fifty-five day period ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the companies' managements; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio
September 4, 1998

                            EAGLE FAMILY FOODS, INC.

                            STATEMENT OF OPERATIONS
         FOR THE ONE HUNDRED FIFTY-FIVE DAY PERIOD ENDED JUNE 27, 1998
                             (DOLLARS IN THOUSANDS)

Net sales............................................................ $ 68,183
Cost of goods sold...................................................   38,376
                                                                      --------
Gross margin.........................................................   29,807
Distribution expense.................................................    4,550
Marketing expense....................................................   15,048
General and administrative expense...................................    3,691
Amortization of intangibles..........................................   11,855
In-process research and development write-off........................   23,900
                                                                      --------
Operating loss.......................................................  (29,237)
Interest expense, net................................................   11,453
                                                                      --------
Loss before income taxes.............................................  (40,690)
Income tax benefit...................................................   14,246
                                                                      --------
Net loss............................................................. $(26,444)
                                                                      ========

    The accompanying Notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.

                                 BALANCE SHEETS
                    AS OF JUNE 27, 1998 AND JANUARY 23, 1998
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                         JUNE 27,  JANUARY 23,
                                                           1998        1998
                                                         --------  ------------
                         ASSETS
Current Assets
  Cash and cash equivalents............................. $  1,812    $  3,798
  Account receivable, net...............................   12,368         --
  Inventories...........................................   32,001      20,100
  Other current assets..................................      261          51
                                                         --------    --------
    Total Current Assets................................   46,442      23,949
Property and Equipment, Net.............................   24,791      23,950
Notes Receivable from Related Parties...................      825         825
Intangibles, Net........................................  303,950     312,758
Deferred Income Taxes...................................   14,246       9,202
Other Non-Current Assets................................    8,986       9,363
                                                         --------    --------
Total Assets............................................ $399,240    $380,047
                                                         ========    ========
          LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Current portion of long-term debt..................... $  1,250    $  1,000
  Accounts payable......................................    9,665         --
  Other accrued liabilities.............................    8,122       5,744
  Accrued interest......................................    7,209         --
                                                         --------    --------
    Total Current Liabilities...........................   26,246       6,744
Long-Term Debt..........................................  317,000     305,500
Commitments and Contingencies (Note 11)
Stockholder's Equity
  Common stock, $.01 par value, 250,000 shares
   authorized, 10,000 shares issued and outstanding.....        1           1
  Additional paid-in capital............................   82,500      82,500
  Accumulated deficit...................................  (26,444)    (14,698)
  Accumulated translation adjustment....................      (63)        --
                                                         --------    --------
    Total Stockholder's Equity..........................   55,994      67,803
                                                         --------    --------
    Total Liabilities and Stockholder's Equity.......... $399,240    $380,047
                                                         ========    ========

    The accompanying Notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.

                            STATEMENT OF CASH FLOWS
         FOR THE ONE HUNDRED FIFTY-FIVE DAY PERIOD ENDED JUNE 27, 1998
                             (DOLLARS IN THOUSANDS)

Cash Flows From (Used In) Operating Activities
  Net loss........................................................... $(26,444)
  Adjustments to reconcile net loss to net cash from (used in)
   operating activities
    Depreciation and amortization....................................   13,755
    In-process research and development write-off....................   23,900
    Deferred taxes...................................................  (14,246)
  Net change in current assets and liabilities
    Accounts receivable..............................................  (12,368)
    Inventories......................................................  (11,901)
    Accounts payable.................................................    9,665
    Other assets.....................................................     (210)
    Other liabilities................................................    9,552
                                                                      --------
  Cash used in operating activities..................................   (8,297)
                                                                      --------
Cash Used In Investing Activities
  Capital expenditures...............................................   (2,578)
  Proceeds from the sale of assets...................................      180
  Acquisition costs..................................................   (3,041)
                                                                      --------
  Cash used in investing activities..................................   (5,439)
                                                                      --------
Cash From Financing Activities
  Proceeds from long-term debt.......................................   12,000
  Payment of long-term debt..........................................     (250)
                                                                      --------
  Cash provided by financing activities..............................   11,750
                                                                      --------
Decrease in cash and cash equivalents................................   (1,986)
Cash and cash equivalents at beginning of period.....................    3,798
                                                                      --------
Cash and cash equivalents at end of period........................... $  1,812
                                                                      ========
Supplemental disclosure:
  Interest paid...................................................... $  3,991
                                                                      ========

    The accompanying Notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
         FOR THE ONE HUNDRED FIFTY-FIVE DAY PERIOD ENDED JUNE 27, 1998
                             (DOLLARS IN THOUSANDS)

                                  ADDITIONAL              ACCUMULATED
                          COMMON     PAID     ACCUMULATED TRANSLATION
                           STOCK   IN CAPITAL   DEFICIT    ADJUSTMENT   TOTAL
                          ------- ----------- ----------- ------------ --------
Balance, January 23,
 1998...................    $ 1     $82,500    $(14,698)      $--      $ 67,803
Adjustment to
 stockholder's equity at
 January 23, 1998 for
 write-off of in-process
 research and
 development, net of
 taxes (Note 5).........    --          --       14,698        --        14,698
                            ---     -------    --------       ----     --------
Balance, January 23,
 1998, as adjusted......      1      82,500         --         --        82,501
Net loss................    --          --      (26,444)       --       (26,444)
Accumulated translation
 adjustment.............    --          --          --         (63)         (63)
                            ---     -------    --------       ----     --------
Balance, June 27, 1998..    $ 1     $82,500    $(26,444)      $(63)    $ 55,994
                            ===     =======    ========       ====     ========

    The accompanying Notes are an integral part of the financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE ONE HUNDRED FIFTY-FIVE DAY PERIOD ENDED JUNE 27, 1998
                             (DOLLARS IN THOUSANDS)

Net sales............................................................ $ 68,183
Cost of goods sold...................................................   38,376
                                                                      --------
Gross margin.........................................................   29,807
Distribution expense.................................................    4,550
Marketing expense....................................................   15,048
General and administrative expense...................................    3,703
Amortization of intangibles..........................................   11,855
In-process research and development write-off........................   23,900
                                                                      --------
Operating loss.......................................................  (29,249)
Interest expense, net................................................   11,453
                                                                      --------
Loss before income taxes.............................................  (40,702)
Income tax benefit...................................................   14,246
                                                                      --------
Net loss............................................................. $(26,456)
                                                                      ========

   The accompanying Notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 27, 1998 AND JANUARY 23, 1998
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                 JUNE 27, 1998 JANUARY 23, 1998
                                                 ------------- ----------------
                     ASSETS
Current Assets
  Cash and cash equivalents.....................   $  1,812        $  3,798
  Accounts receivable, net......................     12,368             --
  Inventories...................................     32,001          20,100
  Other current assets..........................        261              50
                                                   --------        --------
    Total Current Assets........................     46,442          23,948
Property and Equipment, Net.....................     24,791          23,950
Intangibles, Net................................    303,950         312,758
Deferred Income Taxes...........................     14,246           9,202
Other Non-Current Assets........................      8,986           9,363
                                                   --------        --------
Total Assets....................................   $398,415        $379,221
                                                   ========        ========
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Current portion of long-term debt.............   $  1,250        $  1,000
  Accounts payable..............................      9,666             --
  Other accrued liabilities.....................      8,122           5,744
  Accrued interest..............................      7,209             --
                                                   --------        --------
    Total Current Liabilities...................     26,247           6,744
Long-Term Debt..................................    317,000         305,500
Commitments and Contingencies (Note 11)
Redeemable Preferred Stock
  Series A preferred stock, $100 stated value,
   1,000,000 shares authorized, 816,750 shares
   issued and outstanding, at redemption value..     85,144          81,675
  Subscription receivable.......................       (817)           (817)
                                                   --------        --------
                                                     84,327          80,858
Stockholders' Equity (Deficit)
  Common stock $0.01 par value, 1,200,000 shares
   authorized, 971,839 shares issued and
   outstanding..................................         10              10
  Additional paid-in capital....................        962             962
  Unearned compensation.........................       (135)           (147)
  Accumulated deficit...........................    (29,925)        (14,698)
  Subscription receivable.......................         (8)             (8)
  Accumulated translation adjustment............        (63)            --
                                                   --------        --------
    Total Stockholders' Equity (Deficit)........    (29,159)        (13,881)
                                                   --------        --------
Total Liabilities and Stockholders' Equity
 (Deficit)......................................   $398,415        $379,221
                                                   ========        ========

   The accompanying Notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE ONE HUNDRED FIFTY-FIVE DAY PERIOD ENDED JUNE 27, 1998
                             (DOLLARS IN THOUSANDS)

Cash Flows From (Used In) Operating Activities
  Net loss........................................................... $(26,456)
  Adjustments to reconcile net loss to net cash from (used in)
   operating activities
    Depreciation and amortization....................................   13,767
    In-process research and development write-off....................   23,900
    Deferred taxes...................................................  (14,246)
  Net change in current assets and liabilities
    Accounts receivable..............................................  (12,368)
    Inventories......................................................  (11,901)
    Accounts payable.................................................    9,666
    Other assets.....................................................     (211)
    Other liabilities................................................    9,552
                                                                      --------
  Cash used in operating activities..................................   (8,297)
                                                                      --------
Cash Used In Investing Activities
  Capital expenditures...............................................   (2,578)
  Proceeds from sale of assets.......................................      180
  Acquisition costs..................................................   (3,041)
                                                                      --------
  Cash used in investing activities..................................   (5,439)
                                                                      --------
Cash From Financing Activities
  Proceeds from long-term debt.......................................   12,000
  Payment of long-term debt..........................................     (250)
                                                                      --------
  Cash from financing activities.....................................   11,750
                                                                      --------
Decrease in cash and cash equivalents................................   (1,986)
Cash and cash equivalents at beginning of period.....................    3,798
                                                                      --------
Cash and cash equivalents at end of period........................... $  1,812
                                                                      ========
Supplemental disclosure:
  Interest paid...................................................... $  3,991
                                                                      ========
  Non-Cash financing activities included dividends accrued on
   Redeemable Preferred Stock........................................ $  3,469
                                                                      ========

   The accompanying Notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE ONE HUNDRED FIFTY-FIVE DAY PERIOD ENDED JUNE 27, 1998
                             (DOLLARS IN THOUSANDS)

                                 ADDITIONAL                                       ACCUMULATED
                          COMMON    PAID      UNEARNED   ACCUMULATED SUBSCRIPTION TRANSLATION
                          STOCK  IN CAPITAL COMPENSATION   DEFICIT    RECEIVABLE  ADJUSTMENT   TOTAL
                          ------ ---------- ------------ ----------- ------------ ----------- --------
Balance, January 23,
 1998...................   $10      $962       $(147)     $(14,698)      $(8)        $ --     $(13,881)
Adjustment to
 stockholders' equity at
 January 23, 1998 for
 write-off of in-process
 research and
 development, net of
 taxes (Note 5).........   --        --          --         14,698       --            --       14,698
                           ---      ----       -----      --------       ---         -----    --------
Balance, January 23,
 1998, as adjusted......    10       962        (147)          --         (8)          --          817
Net loss................   --        --          --        (26,456)      --            --      (26,456)
Preferred stock
 dividend...............   --        --          --         (3,469)      --            --       (3,469)
Amortization of unearned
 compensation...........   --        --           12           --        --            --           12
Accumulated translation
 adjustment.............   --        --          --            --        --            (63)        (63)
                           ---      ----       -----      --------       ---         -----    --------
Balance, June 27, 1998..   $10      $962       $(135)     $(29,925)      $(8)        $ (63)   $(29,159)
                           ===      ====       =====      ========       ===         =====    ========

   The accompanying Notes are an integral part of the consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

  The accompanying financial statements present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("EFFI" or the "Company") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly owned subsidiary, EFFI. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's and Holdings' fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends.

  EFFI was incorporated on November 14, 1997 and Holdings was incorporated on December 22, 1997. On December 30, 1997, EFFI issued 10,000 shares of common stock, par value $.01 per share, for $1,000 to Holdings. Holdings and EFFI did not realize any income or incur any expenses until commencement of operations on January 23, 1998. On January 23, 1998, Holdings received $82.5 million from GE Investment Private Placement Partners II ("GEI"), Warburg, Pincus Ventures, L.P. ("Warburg") and certain members of management in exchange for 825,000 shares of common stock and 816,750 shares of Series A preferred stock. On January 23, 1998, EFFI acquired certain assets of Borden Foods Corporation ("BFC") and certain of their affiliates for $376.8 million. Financing for the acquisition and related fees consisted of (i) $82.5 million equity contribution from Holdings, (ii) $115.0 million of 8 3/4% senior subordinated notes and (iii) senior secured credit facilities in the aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility and a $70.0 million revolving credit facility, under which $16.5 million was drawn at the time of the acquisition closing. (See Note 6.)

  The acquisition was reflected in the financial statements using the purchase method of accounting. The purchase price was allocated to the assets of EFFI on the basis of their fair values. The fair values of assets were determined based on independent appraisals and management estimates.

  EFFI operates in a single segment which manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands, primarily in the United States with limited sales and manufacturing in Canada. The Company's portfolio of products includes "Eagle Brand" sweetened condensed milk, "ReaLemon" reconstituted lemon and lime juice, "Nonesuch" mincemeat, "Cremora" non-dairy creamer, "Kava" acid-neutralized coffee and "Borden" egg nog.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Revenue Recognition

  Revenues are recognized when products are shipped. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized.

 Research and Development

  Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $845,000 for the period ended June 27, 1998. Also see Note 5.

 Advertising and Promotion

  Production costs of future media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. All other advertising and promotion costs are expensed when incurred. Advertising and promotional expenses were $9,679,000 for the period ended June 27, 1998.

 Cash and Cash Equivalents

  The Company considers all liquid investments purchased with a term to maturity of three months or less when purchased to be cash equivalents.

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED
 Inventories

  Inventories are stated at fair value (representing cost) at January 23, 1998 and the lower of cost or market at June 27, 1998 with cost of goods sold principally being determined using the first-in, first-out method.

 Property and Equipment

  Property and equipment is stated at fair value (representing cost) at January 23, 1998 and at cost at June 27, 1998. Depreciation of property and equipment is calculated for financial reporting purposes on a straight-line method using estimated service lives ranging principally from 8-20 years for buildings and improvements and 3-10 years for other property and equipment. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments which extend service lives are capitalized.

 Capitalized Software Development Costs

  Certain external costs and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. At June 27, 1998, capitalized software costs, net of accumulated amortization, amounted to $748,100.

 Intangibles

  Intangibles are stated at fair value (representing cost) at January 23, 1998 and are being amortized on a straight-line basis over their estimated useful lives. Goodwill represents the excess of purchase price over fair value of identifiable assets and liabilities acquired.

 Impairment

  Long-lived assets including goodwill are reviewed for impairment whenever events or changes indicate that full recoverability is questionable. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows.

 Other Non-current Assets

  Other non-current assets at June 27, 1998 and January 23, 1998 consists primarily of net deferred financing costs amounting to approximately $8,920,000 and $8,530,000, respectively. Such costs are amortized over the term of the related debt using the interest method.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results may differ from those estimates.

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED

 Foreign Currency Translation

  All assets and liabilities of Canadian operations are translated into U.S. dollars using the rate at the end of the fiscal period. Income and expense items are translated at average exchange rates prevailing during the fiscal period. Foreign currency assets, liabilities, income and expenses were not significant to the Company's financial position or results of operations.

 Fair Value of Financial Instruments

  The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses as stated on the balance sheets approximates their fair market values because of their short maturities. The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's derivatives are estimated based on dealer quotes for those instruments.

 Hedging

  The Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company's current policy is to recognize differences between the amount of interest to be paid and the amount of interest to be received under interest rate swap agreements as an adjustment to interest expense over the life of the swap agreement.

 Comprehensive Income

  A reconciliation of comprehensive loss for the one hundred fifty-five day period ended June 27, 1998 consists of:

                                                   EAGLE FAMILY     EAGLE FAMILY
                                               FOODS HOLDINGS, INC. FOODS, INC.
                                               -------------------- ------------
   Net loss...................................       $(26,456)        $(26,444)
   Foreign currency translation...............            (63)             (63)
                                                     --------         --------
   Comprehensive Loss.........................       $(26,519)        $(26,507)
                                                     ========         ========

  As the effect of the other comprehensive income item was not material, a separate statement of comprehensive income has not been presented.

 Environmental Matters

  The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to incur additional unforeseen environmental expenditures. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost or a reasonable range can be estimated. Environmental expenditures which improve the condition of the property are capitalized and amortized over their estimated useful life. Management is not aware of any environmental liabilities that will have a material adverse effect on the Company's financial position, results of operations or liquidity.

 Recently Issued Accounting Statements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. The Company expects to adopt this standard in the first quarter of 2000. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on future financial statements.

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED

3. INVENTORIES:

  Inventories are stated at lower of cost or market at June 27, 1998 and at fair value (representing cost) at January 23, 1998 and consisted of the following (in thousands):

                                                            JUNE 27, JANUARY 23,
                                                              1998      1998
                                                            -------- -----------
   Finished goods.......................................... $29,717    $18,000
   Raw material............................................   2,284      2,100
                                                            -------    -------
                                                            $32,001    $20,100
                                                            =======    =======

  The fair value of inventories exceeded the predecessor's manufacturing cost by approximately $5.2 million at January 23, 1998.

4. PROPERTY AND EQUIPMENT:

  Property and equipment is recorded at cost on June 27, 1998 and at fair value (representing cost) on January 23, 1998, and consisted of the following (in thousands):

                                                           JUNE 27,  JANUARY 23,
                                                             1998       1998
                                                           --------  -----------
     Land................................................. $   470     $   470
     Buildings and improvements...........................   6,185       6,161
     Machinery and equipment..............................  18,159      17,319
     Construction in progress.............................   1,505         --
                                                           -------     -------
     Total property and equipment.........................  26,319      23,950
     Accumulated depreciation.............................  (1,528)        --
                                                           -------     -------
     Net property and equipment........................... $24,791     $23,950
                                                           =======     =======

5. INTANGIBLE ASSETS:

  Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                         JUNE 27,  JANUARY 23, ESTIMATED USEFUL
                                           1998       1998          LIVES
                                         --------  ----------- ----------------
   Tradenames........................... $141,000   $141,000       40 years
   Goodwill.............................  136,505    133,458       40 years
   Covenant not to compete..............   21,000     21,000        5 years
   Master customer services agreement...   17,300     17,300         1 year
                                         --------   --------
   Total intangible assets..............  315,805    312,758
   Accumulated amortization.............  (11,855)       --
                                         --------   --------
     Net intangible assets.............. $303,950   $312,758
                                         ========   ========

  Pursuant to the acquisition, the Company and BFC entered into a master customer services agreement ("Services Agreement") whereby BFC and its affiliates provide various trade marketing, distribution, transactions processing, information systems and accounting services for a period of up to 18 months after the acquisition closing based on predetermined below market rates. The fair value of the Services Agreement was determined by an independent appraisal and was based primarily on the value provided through the below market terms and the value provided because the arrangement allows the Company to continue to do business as it builds an infrastructure which will allow it to operate on a stand alone basis. The Services Agreement is being amortized on a straight-line basis over one year from the acquisition closing based on management's estimate of the

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED timeframe for establishing its own infrastructure. In connection with the acquisition, the Company entered into agreements with a Canadian affiliate of BFC pursuant to which BFC's Canadian affiliate manufactures and packages, warehouses, transports and sells the Company's sweetened condensed milk products in Canada. Compensation to BFC's Canadian affiliate is based upon actual costs and upon commission rates customary in the Canadian food industry and the agreements are terminable upon notice of 90 days or less. Accordingly, no value has been assigned to these agreements. In connection with the acquisition, the Company entered into an agreement with a Puerto Rican affiliate of BFC pursuant to which BFC's Puerto Rico affiliate purchases products from the Company for distribution in Puerto Rico. Sales pursuant to the agreement were made at prices which were subject to mutual agreement and the agreement terminated automatically six months after the acquisition closing. Accordingly, no value has been assigned to this agreement.

  The Company allocated $23.9 million of purchase price to acquired in-process research and development reflecting the fair market value of certain products currently in development. These products have not reached technological feasibility and have no alternative future use. Concurrent with the acquisition on January 23, 1998, the Company recorded a non-recurring pre-tax charge of $23.9 million to write-off the aforementioned acquired in-process research and development. At January 23, 1998, the charge has been reflected in accumulated deficit, net of related taxes, as the Company views the purchase price allocation and subsequent write-off as a contemporaneous transaction. Additionally, this charge has been reflected in the Statement of Operations for the period ended June 27, 1998 as a write-off that occurred contemporaneously with the acquisition and financing transactions. A reconciliation is set forth in the Statement of Changes in Stockholders' Equity (Deficit).

6. DEBT OBLIGATIONS:

  Debt obligations consisted of the following (in thousands):

                                                          JUNE 27,  JANUARY 23,
                                                            1998       1998
                                                          --------  -----------
7 7/8% term loan facility due December 31, 2005.......... $174,750   $175,000
8 3/4% senior subordinated notes due January 15, 2009....  115,000    115,000
7 5/8% revolving credit facility due December 31, 2004...   28,500     16,500
                                                          --------   --------
  Total debt obligations.................................  318,250    306,500
Less:
  Current portion of long-term debt......................   (1,250)    (1,000)
                                                          --------   --------
  Long-term debt obligations............................. $317,000   $305,500
                                                          ========   ========

 Senior Credit Facilities

  EFFI received senior bank financing from a group of lenders in an aggregate principal amount of up to $245 million (the "Senior Credit Facilities"). The Senior Credit Facilities consist of (i) a $70 million seven-year revolving credit facility (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility"). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company. As of January 23, 1998, the Company had drawn from the Revolving Credit Facility in the amount of $16.5 million and the proceeds of the Term Loan were fully drawn to fund a portion of the acquisition.

  Indebtedness under the Revolving Credit Facility bears interest at the Company's option at LIBOR plus a 2% premium or at a base rate plus a 1% premium. Interest payment terms are determined at the time each draw is made under the Revolving Credit Facility. Indebtedness under the Term Loan Facility bears interest at the Company's option at LIBOR plus a 2.25% premium or at a base rate plus a 1.25% premium. These rates are

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED subject to performance pricing step-downs based on the Company's leverage ratio. The Revolving Credit Facility matures on December 31, 2004. The Term Loan requires principal payments in quarterly installments commencing in the quarter ending March 28, 1998 with a $250,000 principal payment.

  The Senior Credit Facilities contain certain financial covenants which require the Company to meet certain financial tests including debt coverage and interest expense coverage requirements. In addition, the Senior Credit Facilities contain covenants including limitations on additional indebtedness, liens, asset sales, capital expenditures, sale and leaseback transactions, dividends, loans and investments, modification of material agreements, transactions with affiliates, acquisitions, mergers and consolidations and prepayment of subordinated indebtedness. The Senior Credit Facilities agreement provides that neither EFFI or Holdings will, nor will they permit any subsidiary of EFFI to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, as defined, except primarily (i) Holdings may declare and pay dividends with respect to its capital stock payable solely in additional shares of its capital stock (other than redeemable preferred stock) and (ii) subsidiaries of EFFI may declare and pay dividends ratably with respect to their capital stock. The Senior Credit Facilities agreement also requires the Company to pledge assets acquired after the acquisition closing, including stock of after-acquired or formed subsidiaries, to deliver guarantees by wholly owned domestic subsidiaries and to maintain insurance. The Senior Credit Facilities contain customary events of default, including certain changes of control of the Company.

  The obligations of EFFI under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of the Company and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of the Company and its future domestic subsidiaries. The fair market value of the senior credit facilities at June 27, 1998 approximates the carrying value.

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.25 percent. These swap agreements commenced on July 23, 1998 and fix the LIBOR rate at 5.955 percent on $75 million and 5.905 percent on $25 million of the $175 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The fair value of the interest rate swaps at June 27, 1998 totaled approximately $(551,000).

 Senior Subordinated Notes

  EFFI issued $115 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112 million net of underwriting discount. The Notes are due January 15, 2008 and bear interest of 8 3/4% per annum payable on January 15 and July 15, commencing July 15, 1998.

  The Notes are unconditionally guaranteed by Holdings (the "Parent Guarantee") and by each future Domestic Subsidiary of the Company (each, a "Domestic Subsidiary Guarantee" and, collectively, the "Domestic Subsidiary Guarantees") and the Company will cause each such future Domestic Subsidiary of the Company to enter into a supplemental indenture providing for such Domestic Subsidiary to guarantee payment of the Notes as required in the indenture. The Company currently has no domestic subsidiaries and therefore none which guarantee the Notes. The Parent Guarantee and the Domestic Subsidiary Guarantees are joint and several as well as full and unconditional. The Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes include certain covenants including limitations on indebtedness, dividends and other payment restrictions affecting subsidiaries, subordinated liens, sale and leaseback transactions, sale or issuance of capital stock of subsidiaries, merger, consolidation or sale of assets, transactions with affiliates and layering debt. The indenture provides that the Company will not, and will not permit any of its subsidiaries, directly or indirectly, to declare or pay any dividend or make any distribution on or in respect of its capital stock except dividends or distributions payable solely in its capital stock (other

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED than redeemable stock) and except dividends or distributions payable solely to the Company or any wholly-owned subsidiary of the Company. Furthermore, Holdings' ability to obtain funds from its subsidiaries is restricted by the Notes because (i) Holdings may not hold assets other than Company capital stock and other minimal assets related to the business of holding such stock and (ii) Holdings may not incur any additional liabilities other than in the ordinary course of business. The fair market value of the senior subordinated notes was approximately $116 million at June 27, 1998.

  On April 16, 1998, the Company and Holdings filed a Registration Statement on Form S-4 to offer to exchange (the "Exchange Offer") up to $115,000,000 of its 8 3/4% Series B Senior Subordinated Notes due 2008 (the "Exchange Notes") for up to $115,000,000 of its outstanding 8 3/4% Senior Subordinated Notes due 2008 (the "Original Notes").

  Upon consummation of the Exchange Offer, the terms of the Exchange Notes were substantially identical in all respects to the term of the Original Notes. The Exchange Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by Holdings and all future Domestic Subsidiaries.

  Annual principal payments for the next five years and thereafter consist of the following (dollars in thousands):

      1999............................................................. $  1,250
      2000.............................................................    1,000
      2001.............................................................      750
      2002.............................................................    1,000
      2003.............................................................    3,250
      Thereafter.......................................................  311,000
                                                                        --------
                                                                        $318,250
                                                                        ========

7. INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  The temporary difference which gave rise to a deferred tax asset at January 23, 1998 resulted from purchased in-process research and development written off concurrent with the acquisition and totaled approximately $9.2 million.

  At June 27, 1998, the Company had $40.7 million of net operating losses for financial statement purposes and $12.3 million of net operating loss carryforwards for tax reporting purposes. The tax net operating losses expire, if unused, in 2018. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the benefit of these carryforwards as a noncurrent deferred tax asset. The Company's net operating loss carryforwards for state and foreign purposes are not material.

  The income tax benefit for the period ended June 27, 1998 amounted to $14.2 million and consists of deferred federal tax benefits.

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED

  The income tax benefit of $14.2 million approximated the federal statutory tax rate.

  Deferred tax assets and liabilities at June 27, 1998 resulted from (in thousands):

                                                    ASSETS  LIABILITIES  TOTAL
                                                    ------- ----------- -------
   Fixed assets.................................... $   117    $ --     $   117
   Intangible assets...............................   9,066      --       9,066
   Other...........................................   1,259     (405)       854
   Net operating loss carryforward.................   4,209      --       4,209
                                                    -------    -----    -------
     Total deferred income taxes................... $14,651    $(405)   $14,246
                                                    =======    =====    =======

8. REDEEMABLE PREFERRED STOCK

  On January 23, 1998, 816,750 shares of Series A Non-Voting Preferred Stock ("Preferred Stock") were issued by Holdings at a stated value of $100 per share (the "Stated Value"). The Preferred Stock provides for preferential cumulative dividends at the rate of 10% per share per annum of the Stated Value. Dividends are payable as declared by the Holdings Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock. In the event of liquidation, dissolution or winding up, the holders of shares of Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Preferred Stock. Holders of Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Preferred Stock is required to amend, alter or repeal the preferences, special rights or other powers of the Preferred Stock. The Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value plus all dividends accrued and unpaid thereon upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings' outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding. At June 27, 1998, cumulative accrued dividends totaled $3,469,000 and are classified with Redeemable Preferred Stock in the consolidated balance sheet of Holdings.

9. STOCKHOLDERS AND REGISTRATION RIGHTS AGREEMENTS

 The Holdings Stockholders Agreement

  The relations among the Equity Sponsors and the Management Investors (collectively, the "Investors"), and Holdings are governed by a Stockholders Agreement, dated as of January 23, 1998 ("the Acquisition Closing") (the "Holdings Stockholders Agreement").

  Board of Directors. Holdings is managed by the Board of Directors which is comprised of nine members, three of whom are designated by GEI and three of whom are designated by Warburg. For so long as GEI beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate three directors to the Board of Directors. For so long as GEI beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate two directors to the Board of Directors. For so long as GEI beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate one director to the Board of Directors. For so long as Warburg beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED three directors to the Board of Directors. For so long as Warburg beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate two directors to the Board of Directors. For so long as Warburg beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate one director to the Board of Directors. Two named members of executive management will be entitled to serve as directors for so long as they remain executive officers of the Company. In addition, as long as the Equity Sponsors in the aggregate beneficially own more than 50% of the Common Stock outstanding on a fully diluted basis, the Equity Sponsors have the right to designate a majority of the directors to the Board of Directors. The Board of Directors will have at least one director who is not an officer or employee of Holdings, the Company, or the Equity Sponsors, appointed by unanimous approval of the Board of Directors. The Holdings Stockholders Agreement provides that the Board of Directors of the Company is identical to that of Holdings. The consent of a majority of the Board of Directors which includes at least one of the directors designated by GEI and one of the directors designated by Warburg is required for the approval of certain enumerated actions by the Company and Holdings.

  Restrictions on Transfer of Stock. Securities held by the Management Investors, including any shares of Common Stock or Series A Preferred Stock and any options to acquire shares of Common Stock, may only be sold or otherwise transferred with the consent of the Board of Directors of Holdings.

  Tag-Along Rights. The Holdings Stockholders Agreement provides that in the event any Investor chooses to sell or otherwise transfer more than 20% of its shares of Common Stock or Series A Preferred Stock to a proposed transferee, the selling Investor must offer to each of the other Investors the right to participate in such sale on a pro rata basis based on ownership of the shares being sold.

  Subscription Rights. With certain exceptions, the Holdings Stockholders Agreement provides each Investor with subscription rights in connection with any issuance of equity securities by Holdings for cash whereby each Investor shall have the right to purchase a pro rata portion of such equity securities.

  Termination. The tag-along rights and subscription rights described above will terminate upon the completion of an initial public offering of Common Stock.

 The Registration Rights Agreement

  Holdings and the Investors have entered into a Registration Rights Agreement, dated as of the Acquisition Closing (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, each of the Equity Sponsors has two demand registration rights for each of its Series A Preferred Stock and Common Stock and unlimited Form S-3 registration rights and unlimited piggyback rights. The Management Investors also have piggyback registration rights. All expenses related to these registrations (other than underwriting discounts and commissions) will be borne by Holdings.

10. STOCK SUBSCRIPTION AGREEMENT

  On January 23, 1998, GEI, Warburg, and several officers of Holdings subscribed to purchase a combined 816,750 shares of preferred stock at $100 per share and 825,000 shares of common stock at $1 per share. Full payment for the stock was received from all but two of the officers, who subscribed to purchase an aggregate of 13,117.5 shares of preferred stock and 13,250 shares of common stock. Notes aggregating $825,000 were received from the two officers as partial consideration for the subscription. These notes are collateralized by the shares issued. They have a stated interest rate of prime (as defined) plus .5%, with a maturity date of January 23, 2003. The notes have been assigned between common and preferred stock in accordance with the management subscription agreements. Accordingly, notes related to common stock have been presented in the consolidated

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONTINUED balance sheet as a reduction of Stockholders' Equity while notes related to the preferred stock have been presented as a reduction of redeemable preferred stock.

11. COMMITMENTS AND CONTINGENCIES

  Commitments. The Company has entered into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, is approximately $6.0 million at June 27, 1998.

  Employment Agreements. The Company has entered into two-year employment agreements with certain key executives. Such agreements provide for annual salaries and bonuses and include non-compete and non-solicitation provisions.

12. STOCK OPTIONS AND RESTRICTED STOCK

  On January 14, 1998, Holdings' Board of Directors adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan provides for the grant to officers, key employees, directors and consultants of the Company of incentive stock options, non-qualified stock options, and restricted stock. A total of 153,650 shares of common stock may be awarded under the Plan, subject to certain adjustments reflecting changes in Holdings' capitalization.

  Grants of options and the periods during which such options can be exercised are at the discretion of a committee of the Board of Directors. As of June 27, 1998, the committee has not granted any stock options.

  Under the Plan, grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of the committee.

  On January 16, 1998, the committee granted and issued 146,839 shares of restricted stock to Holdings' officers and other key employees. The restricted stock vests in installments of 20% per year on each of the first five anniversaries of the issue date, provided that the recipient is employed by Holdings as of each such date.

                           EAGLE FAMILY FOODS, INC.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                 NOTES TO THE FINANCIAL STATEMENTS--CONCLUDED
The fair market value of the shares at the date of grant totaled $146,839. Unearned compensation was charged for the fair value of the restricted shares granted and issued in accordance with the Plan. The unearned compensation is shown as a reduction of stockholders' equity (deficit) in the accompanying Consolidated Balance Sheet. Unearned compensation will be amortized ratably over the restricted period.

  Holders of the restricted stock are not entitled to receive dividends until such shares vest or to vote their respective shares during the restricted period. Additionally, the sale, transfer, pledge, exchange or disposal of restricted shares during the restricted period is not permitted except as otherwise allowed by the stockholders agreement.

13. RETIREMENT PLAN

  The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees' annual compensation. The cost of this plan was $178,000 for the period ended June 27, 1998.

14. PRODUCT REVENUES

  The following table sets forth sales data for each of the Company's product lines for the One Hundred Fifty-Five day period ended June 27, 1998:

                                                                 PERCENTAGE
      PRODUCT LINE        COMPANY'S PRINCIPAL BRANDS 1998 SALES   OF SALES
      ------------        -------------------------- ----------  ----------
                                                     (DOLLARS IN
                                                      MILLIONS)
Sweetened condensed milk     Eagle Brand                $25.4       37.2%
Lemon and lime juice         Realemon and Realime        23.8       34.9
Non-dairy creamer            Cremora                     17.1       25.1
Shelf-stable egg nog         Borden Egg Nog               0.2        0.3
Mincement pie filling        None Such                    0.1        0.1
Acid neutralized coffee      Kava                         1.6        2.4
                                                        -----      -----
  Total                                                 $68.2      100.0%
                                                        =====      =====

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Borden Foods Corporation

  We have audited the accompanying combined balance sheets of Borden Brands North America ("BBNA"), which comprises certain operating businesses of Borden Foods Corporation and affiliates, as of December 31, 1997 and 1996, and the related combined statements of operations, owner's investment and cash flows for the twenty-three day period ended January 23, 1998 and for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of Borden Food's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the combined financial position of BBNA at December 31, 1997 and 1996, and the combined results of their operations and their combined cash flows for the twenty-three day period ended January 23, 1998 and for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

May 22, 1998
Columbus, Ohio

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)

                       COMBINED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 28, 1997,
             FOR THE TWENTY-THREE DAY PERIOD ENDED JANUARY 23, 1998
            AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          TWENTY-THREE
                           SIX MONTHS      DAY PERIOD     YEAR ENDED DECEMBER 31,
                              ENDED          ENDED       --------------------------
                          JUNE 28, 1997 JANUARY 23, 1998   1997     1996     1995
                          ------------- ---------------- -------- -------- --------
                           (UNAUDITED)                         (IN THOUSANDS)
Net Sales...............     $75,501         $7,693      $229,370 $230,384 $225,263
Cost of goods sold......      37,034          5,154       107,674  110,357  102,712
                             -------         ------      -------- -------- --------
Gross margin............      38,467          2,539       121,696  120,027  122,551
Distribution expense....       5,279            303        13,464   14,640   15,691
Marketing expense.......      17,630          2,095        55,074   62,705   63,804
General & administrative
 expense................       6,448          1,010        13,184   13,483   13,289
                             -------         ------      -------- -------- --------
Operating income
 (loss).................       9,110           (869)       39,974   29,199   29,767
Other income............          23            --             79       38      --
                             -------         ------      -------- -------- --------
Income (loss) before
 income taxes...........       9,133           (869)       40,053   29,237   29,767
Income tax expense
 (benefit)..............       3,880           (287)       16,236   12,034   12,235
                             -------         ------      -------- -------- --------
Net income (loss).......     $ 5,253         $ (582)     $ 23,817 $ 17,203 $ 17,532
                             =======         ======      ======== ======== ========

                   See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)

                            COMBINED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                                                           (IN THOUSANDS)
                       ASSETS
Current Assets
  Cash...............................................   $      6     $     33
  Accounts receivable (less allowance for doubtful
   accounts of $268 and $238, respectively)..........     12,862       15,953
  Inventories:
    Finished and in-process goods....................     13,292       11,277
    Raw materials and supplies.......................      2,528        1,962
  Other current assets...............................        879          903
                                                        --------     --------
    Total Current Assets.............................     29,567       30,128
Property and Equipment
  Land...............................................        325          374
  Buildings..........................................      3,669        3,712
  Machinery and equipment............................     20,462       18,403
                                                        --------     --------
                                                          24,456       22,489
  Less accumulated depreciation......................     (8,386)      (5,840)
                                                        --------     --------
    Net Property and Equipment.......................     16,070       16,649
Intangibles, Net.....................................    108,122      111,047
Other Non-Current Assets.............................         27           33
                                                        --------     --------
    Total Assets.....................................   $153,786     $157,857
                                                        ========     ========
         LIABILITIES AND OWNER'S INVESTMENT
Current Liabilities
  Accounts payable...................................   $  7,774     $  8,230
  Other current liabilities..........................     25,347       25,045
                                                        --------     --------
    Total current liabilities........................     33,121       33,275
Other non-current liabilities........................      2,527        2,492
Commitments and Contingencies (Notes 3 and 9)........        --           --
Owner's Investment...................................    118,138      122,090
                                                        --------     --------
    Total Liabilities and Owner's Investment.........   $153,786     $157,857
                                                        ========     ========

                   See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)

                       COMBINED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 28, 1997,
             FOR THE TWENTY-THREE DAY PERIOD ENDED JANUARY 23, 1998
            AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     TWENTY-THREE
                         SIX MONTHS      DAY
                            ENDED    PERIOD ENDED  YEAR ENDED DECEMBER 31,
                          JUNE 28,   JANUARY 23,  ----------------------------
                            1997         1998       1997      1996      1995
                         ----------- ------------ --------  --------  --------
                         (UNAUDITED)
                                           (IN THOUSANDS)
CASH FLOWS FROM (USED
 IN) OPERATING
 ACTIVITIES
  Net income (loss).....  $  5,253     $  (582)   $ 23,817  $ 17,203  $ 17,532
  Adjustments to
   reconcile net income
   to net cash from
   operating activities
    Depreciation and
     amortization.......     3,026         512       6,174     5,937     6,010
    Loss on sale of
     fixed assets.......                               312
  Net change in assets
   and liabilities
    Accounts
     receivable.........     5,255       6,630       3,091      (286)    2,145
    Inventories.........   (26,910)        610      (2,581)       78    (1,615)
    Accounts payable....    (1,136)     (3,282)       (456)   (2,231)    1,396
    Other assets........       290         183          30       755     1,225
    Other liabilities...    (4,188)     (2,350)        509     3,022    (3,586)
                          --------     -------    --------  --------  --------
  Cash flows (used in)
   from operating
   activities...........   (18,410)      1,721      30,896    24,478    23,107
CASH FLOWS USED IN
 INVESTING ACTIVITIES
  Capital expenditures..    (1,365)        (87)     (3,154)   (3,726)   (2,079)
CASH FLOWS USED IN
 FINANCING ACTIVITIES
  Net increase
   (decrease) in
   intercompany
   investment...........    19,746      (1,616)    (27,769)  (20,723)  (21,028)
                          --------     -------    --------  --------  --------
(Decrease) increase in
 cash...................       (29)         18         (27)       29       --
Cash at beginning of
 period.................        33           6          33         4         4
                          --------     -------    --------  --------  --------
Cash at end of period...  $      4     $    24    $      6  $     33  $      4
                          ========     =======    ========  ========  ========

                   See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)

                   COMBINED STATEMENTS OF OWNER'S INVESTMENT
             FOR THE TWENTY-THREE DAY PERIOD ENDED JANUARY 23, 1998
            AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                               RETAINED  INTERCOMPANY
                                               EARNINGS   INVESTMENT    TOTAL
                                               --------  ------------ ---------
                                                       (IN THOUSANDS)
Balance, January 1, 1995...................... $   --     $ 129,106   $ 129,106
Net income....................................  17,532                   17,532
Cash collected on behalf of BBNA..............             (227,985)   (227,985)
Cash disbursed on behalf of BBNA..............              207,571     207,571
Translation adjustments and other.............                 (614)       (614)
                                               -------    ---------   ---------
Balance, December 31, 1995....................  17,532      108,078     125,610
Net income....................................  17,203                   17,203
Cash collected on behalf of BBNA..............             (233,610)   (233,610)
Cash disbursed on behalf of BBNA..............              212,464     212,464
Translation adjustments and other.............                  423         423
                                               -------    ---------   ---------
Balance, December 31, 1996....................  34,735       87,355     122,090
Net income....................................  23,817                   23,817
Cash collected on behalf of BBNA..............             (232,052)   (232,052)
Cash disbursed on behalf of BBNA..............              204,585     204,585
Translation adjustments and other.............                 (302)       (302)
                                               -------    ---------   ---------
Balance, December 31, 1997....................  58,552       59,586     118,138
Net loss......................................    (582)                    (582)
Cash collected on behalf of BBNA..............              (14,164)    (14,164)
Cash disbursed on behalf of BBNA..............               12,550      12,550
Translation adjustments and other.............                   (2)         (2)
                                               -------    ---------   ---------
Balance, January 23, 1998..................... $57,970    $  57,970   $ 115,940
                                               =======    =========   =========

                   See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING
POLICIES

  Nature of Operations and Basis of Presentation. The accompanying combined financial statements present the financial position, results of operations, cash flows and owner's investment of Borden Brands North America of Borden Foods Corporation ("BBNA" or the "Company"). These financial statements have been prepared on a purchase accounting basis which reflects an allocation of a portion of the acquisition cost relating to the 1994 acquisition by an affiliate of Kohlberg Kravis Roberts ("KKR") of Borden, Inc. ("Borden") to BBNA. The purchase price has been allocated to tangible and intangible assets and liabilities of BBNA based on independent appraisals and management estimates.

  BBNA is engaged in the business of developing, manufacturing, marketing, distributing and selling certain food products primarily in the United States with limited sales and manufacturing activity in Canada. The BBNA products include "Eagle Brand" sweetened condensed milk, "ReaLemon" reconstituted lemon and lime juice, "Nonesuch" mincemeat, "Cremora" non-dairy creamer, "Kava" acid-neutralized coffee and "Borden" egg nog.

  In 1996, an affiliate of KKR, Borden Foods Holdings, LLC ("Foods Holdings") formed Borden Foods Corporation ("BFC") for the purposes of acquiring and operating certain of Borden's food businesses, including BBNA. In addition, Foods Holdings together with BFC, invested in Borden Foods Investment LP for the purposes of acquiring and holding certain trademarks associated with BBNA and the other Borden food businesses. The acquisition from Borden was a taxable transaction effective October 1, 1996. There was no change in the book basis of BBNA's assets and liabilities at the time of the sale because the sale was between related parties and Borden's principal stockholder continues to control the food businesses.

  In March 1997, BFC announced its intention to sell certain businesses from its current portfolio which were considered not to be aligned with their ongoing strategy. Among these businesses were the BBNA business, FunCheese and the Puerto Rican distribution business. Subsequent to December 31, 1997, BBNA was purchased by Eagle Family Foods, Inc., a newly formed entity sponsored by GE Investment Private Placement Partners II, a Limited Partnership, and Warburg, Pincus Ventures, L.P.

  BBNA operates as a business unit of BFC which is an affiliate of Borden. Under this structure, BFC incurs various administrative costs in connection with the operation of the BBNA business, such as accounting, legal, tax, credit and information services departments and executive management. In addition, BBNA utilizes shared sales and administrative resources with other BFC business units. These costs were allocated to BBNA through intercompany expense charges and the intercompany liability is accumulated in the owner's investment account.

  Unaudited Interim Results. The accompanying unaudited financial statements contain all adjustments, consisting only of normal adjustments, which in the opinion of management are necessary for the fair presentation of operating results for the interim period. Results for the interim period are subject to seasonal variations and are not necessarily indicative of the results for the full year.

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in BBNA financial statements are the allowance for doubtful accounts, reserve for inventory obsolescence, accruals for trade promotions and deductions, general and group insurance and Borden and BFC corporate allocations. Actual results could differ from those estimates.

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)

  Summary of Significant Accounting Policies. Significant accounting policies followed by BBNA, as summarized below, are in conformity with generally accepted accounting principles.

  Principles of Combination. The combined financial statements include the accounts of BBNA after elimination of material inter and intracompany accounts and transactions.

  Revenue Recognition. Revenues are recognized when products are shipped. Liabilities are established for estimated returns, allowances and consumer and certain trade promotions and discounts when revenues are recognized.

  Research and Development. Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $104, $1,781, $2,809 and $1,593 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997, 1996 and 1995, respectively.

  Advertising and Promotion Expense. Production costs of future media advertising are deferred until the advertising first occurs. All other advertising costs are expensed when incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures. Advertising and promotional expenses were $1,389, $28,245, $37,071 and $44,065 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997, 1996 and 1995, respectively.

  Cash. BBNA considers all highly liquid investments purchased with a term to maturity of three months or less when purchased to be cash equivalents.

  Inventories. Inventories are stated at the lower of cost or market with cost principally being determined using the first-in, first-out method.

  Property and Equipment. Property and equipment are stated at cost, less a reserve for accumulated depreciation. Depreciation is recorded on the straight-line basis over useful lives of 30 years for buildings and 3 to 10 years for equipment.

  Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts and any related gain or loss in recorded in the statement of operations.

  Intangibles. Trademarks are amortized on a straight-line basis over the shorter of forty years or their useful lives; goodwill represents the excess of purchase price over fair value of identifiable assets of businesses acquired and is amortized on a straight-line basis over forty years. The accumulated amortization of intangibles was $8,775 and $5,850 at December 31, 1997 and 1996, respectively.

  Impairment. The carrying value of property, equipment and intangibles is evaluated periodically for recoverability when considered in relation to the expected future undiscounted cash flows of the business over the estimated remaining useful life of the asset.

  Slotting Allowances. The costs of obtaining shelf space (slotting) are accrued when committed and amortized over the period of benefit, which is generally twelve months.

  Income Taxes. The results of the domestic and Canadian operations of BBNA are included in BFC's or Borden Canada Limited's consolidated tax returns. BFC uses the liability method of accounting for deferred income taxes.

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)

  Deferred income taxes are recorded to recognize the future effects of temporary differences which arise between financial statement assets and liabilities and their basis for income tax reporting purposes. For purposes of these stand-alone financial statements, income taxes are determined as though BBNA filed separate U.S. federal, Canadian and state corporate income tax returns. Because all income tax liabilities (current and deferred) are paid to BBNA's owner such amounts are included as a component of owner's investment in the accompanying financial statements.

  Foreign Currency Translation. All assets and liabilities of Canadian operations are translated into U.S. dollars using the rate at the end of the fiscal period. Income and expense items are translated at average exchange rates prevailing during the fiscal period. The resulting translation adjustments are considered insignificant and are recorded in owner's investment.

  Concentrations of Credit Risk. Financial instruments which potentially subject BBNA to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The majority of BBNA cash activity is managed by BFC. BFC and BBNA places its temporary cash investments ($6 at December 31, 1997 and $33 at December 31, 1996), with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising BBNA's customer base and their dispersion across many different geographies primarily within North America. BBNA generally does not require collateral or other security to support customer receivables.

  Pension and Retirement Savings Plans. Most of BBNA's employees are covered under the Borden Employee Retirement Income Plan pension plan. BFC's cumulative liability associated with the plan is recorded on BFC's balance sheets. A portion of BFC's total liability has been allocated to BBNA based on allocations provided by Borden's actuary, which were based on actual employee census data. BBNA's share of the allocated cost to fund and administer these plans is recorded in the statements of operations in the year the cost is incurred.

  Substantially all domestic employees of BBNA participate in Borden's retirement savings plans. BBNA's cost of providing the retirement savings plan is the amount by which it matches eligible contributions made by participating employees and is recognized as a charge to income in the year the cost is incurred.

  Non-pension Postemployment and Postretirement Benefits. BFC provides certain health and life insurance benefits for eligible retirees and their dependents. The cost of postretirement benefits is accrued during the employees' working careers. BBNA's cumulative liability associated with these plans is recorded on BBNA's balance sheet based on allocations provided by Borden's actuary. BBNA's share of the allocated cost to fund and administer these plans is recorded in the statements of operations in the year the cost is incurred.

  Borden provides certain other postemployment benefits to qualified former or inactive employees. BBNA's cumulative liability associated with these plans is recorded on BBNA's balance sheets based on allocations provided by Borden's actuary. BBNA's share of the cost to fund and administer these plans is recorded in the statements of operations in the year the cost is incurred.

  Fair Value of Financial Instruments. The carrying values of cash, accounts receivable and payable, other receivables, and accrued and other current liabilities as stated on the balance sheets approximate their fair market value.

  Group and General Insurance Reserve. BFC is generally self-insured for losses and liabilities relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. BFC or Borden maintains insurance policies for certain

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)
items exceeding deductible limits. Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and BFC's experience. An allocation of the liability associated with BBNA has been included in these financial statements.

  Stock Options. The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which was adopted for disclosure only by BFC, effective January 1, 1996. As permitted by SFAS No. 123, BFC continues to apply its current accounting policy of the intrinsic value method under Accounting Principles Board Opinion No. 25.

2. RELATED PARTIES AND INTERCOMPANY ALLOCATIONS

  BBNA is engaged in various transactions with BFC, Borden and its affiliates in the ordinary course of business. Certain general and administrative costs, such as group and general insurance, retirement benefits, and corporate administrative departments, were allocated to BBNA. A description of the allocation methods of these costs follows.

  For all periods, pension and postemployment and postretirement group insurance benefits were charged to BBNA based on allocations provided by Borden's actuary, which were based on actual employee census data. General and group insurance expenses, which include liability and property damage insurance, were allocated based on actual claims costs and a pro-rata share of Borden's catastrophic insurance coverage premiums in 1997 and 1998. For 1996 and 1995, general insurance was allocated based upon actual claims and percentage of net trade sales, respectively, and group insurance was allocated based upon a fixed rate per employee. For all periods, corporate information services and corporate staff department services were allocated based on usage of resources such as personnel and data processing equipment. For purposes of these financial statements, certain other administrative expenses incurred by Borden in 1995 have been allocated to BBNA generally based on a pro-rata share of Borden's total sales. Subsequent to January 1, 1996, a subsidiary of Borden provides certain administrative services to BBNA at negotiated fees. These services include: processing of payroll, active and retiree group insurance claims administration, administration of workers compensation claims, and securing insurance coverage for catastrophic claims. BBNA reimburses the Borden subsidiary for payments made on BBNA's behalf and for services provided.

  Management believes the allocations of these costs for all periods presented are reasonable based upon the circumstances, however, the allocated amounts are not necessarily indicative of costs that would have been incurred if BBNA operated on a stand alone basis since the BBNA business has historically been operated as a division of BFC and/or Borden. Amounts due to Borden resulting from these allocations, as well as sales and purchases of products and materials to or from other operations, are reflected in owner's investment.

  BBNA is generally self-insured for general insurance claims and postemployment benefits other than pensions. The liabilities for these obligations are included in BBNA's financial statements.

  BBNA utilizes the BFC shared sales force for its retail grocery and private label sales activity. Costs are allocated to BBNA based on the proportion of the BBNA sales dollars to the total domestic BFC sales.

  Customer accounts receivable balances, allowance for doubtful accounts and accruals for customer allowances and credits are managed by customer in total for BBNA and certain other BFC food businesses. An allocation of accounts receivable and the allowance for doubtful accounts has been made to BBNA based on a proportion of the BBNA sales dollars to the total sales of the group. An allocation of the accrual for customer

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)
allowances and credits has been allocated to BBNA based on a proportion of actual customer deductions taken by BBNA customers to the total deductions taken by customers of all businesses in the group.

  Employee pension benefits are provided under the Borden Employee Retirement Income Plan to which BBNA contributes. The employees may also participate in the Borden retirement savings plan. Borden also provides certain health and life insurance benefits for eligible employees. BBNA has recognized expenses associated with these benefits, certain of which are determined and allocated by Borden's actuary. BBNA has assumed an actuarially determined portion of BFC's U.S. net pension liability.

  The following table summarizes the allocation of costs to BBNA in 1995 and the charges for these costs in 1996, 1997 and 1998:

                                           TWENTY-THREE
                                            DAY PERIOD
                                              ENDED     YEAR ENDED DECEMBER 31,
                                           JANUARY 23,  -----------------------
                                               1998      1997    1996    1995
                                           ------------ ------- ------- -------
   Pension and other employee benefits....     $ 44     $   524 $   368 $   432
   Group and general insurance............      193       2,314   1,416   2,071
   Corporate information services.........      265       3,201   3,336   3,043
   Shared sales force.....................      196       5,011   6,005   6,318
   Executive compensation, corporate
    staff, research department services
    and division overhead.................      619       8,385   9,526   9,002

  Of the total amounts in 1998, 1997, 1996 and 1995, $220, $2,761, $2,948 and
$4,223 respectively, was included in cost of goods sold and $412, $7,890, $8,644 and $9,468 respectively, was included in marketing expense, while the majority of the remaining amount was included in general and administrative expense.

  The benefit related liabilities allocated by Borden to BBNA include the following (see Note 4 for income tax amounts) as of the dates indicated:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Net domestic pension liability.....................    $  372       $  180
   Postretirement benefit obligation..................     1,726        1,794
   Postemployment benefit obligation..................       265          343
   Non-qualified plan obligation......................       164          175
   Group and general insurance........................     1,106          910

  Prior to January 1, 1996, Borden managed disbursements and the net cash position of BBNA. Subsequent to January 1, 1996, BFC manages disbursements and the net cash position. Accordingly, both cash generated and required by BBNA's operations are recorded in owner's investment for such periods. An allocation of interest was not practical because Borden and BFC had not historically identified a capital structure comprised of separate elements of debt and equity applicable to BBNA as a separate entity.

  BBNA had sales to affiliates of KKR of $204, $6,678, $7,374 and $6,643 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997, 1996 and 1995, respectively.

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)

3. LEASES

  BBNA currently leases warehouse space, production facilities and vehicles under long-term or month-to-month arrangements. Rental expense amounted to $10, $110, $44 and $34 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum annual rentals under operating leases at December 31, 1997 are as follows for calendar years:

                                                              MINIMUM RENTALS ON
                                                               OPERATING LEASES
                                                              ------------------
   1998......................................................        $ 68
   1999......................................................          44
   2000......................................................          27
   2001......................................................          24
   2002......................................................           6
                                                                     ----
     Total...................................................        $169
                                                                     ====

4. INCOME TAXES

  Income tax expense for domestic and foreign operations that file a consolidated tax return with other entities was calculated utilizing statutory rates multiplied by pretax income as adjusted for known book to tax differences. As discussed in Note 1, BBNA tax accounts have been prepared as though BBNA filed separate income tax returns and may not necessarily represent the tax position as prepared on a consolidated basis with BFC or Borden.

  Income tax expense (benefit) is comprised of the following:

                                      TWENTY-THREE DAY       YEAR ENDED
                                           PERIOD           DECEMBER 31,
                                           ENDED       -------------------------
                                      JANUARY 23, 1998  1997     1996     1995
                                      ---------------- -------  -------  -------
   Current:
     Federal.........................      $ (79)      $13,891  $11,671  $ 9,682
     State and local.................        (28)        2,551    2,068    1,838
     Foreign.........................         27           523      416      641
                                           -----       -------  -------  -------
                                             (80)       16,965   14,155   12,161
   Deferred:
     Federal.........................       (185)         (656)  (1,902)      66
     State and local.................        (22)          (73)    (219)       8
                                           -----       -------  -------  -------
                                            (207)         (729)  (2,121)      74
                                           -----       -------  -------  -------
                                           $(287)      $16,236  $12,034  $12,235
                                           =====       =======  =======  =======

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)

  The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by BBNA's income (loss) before taxes to the recorded income tax expense (benefit):

                                      TWENTY-THREE DAY
                                           PERIOD      YEAR ENDED DECEMBER 31,
                                           ENDED       -----------------------
                                      JANUARY 23, 1998  1997    1996    1995
                                      ---------------- ------- ------- -------
   U.S. Federal income tax (benefit)
    at 35%...........................      $ (304)     $14,019 $10,233 $10,418
   State income tax, net of Federal
    benefit..........................         (32)       1,610   1,190   1,188
   Foreign rate differentials........           2           41      45      63
   Goodwill amortization and other
    nondeductible expenses...........          47          566     566     566
                                           ------      ------- ------- -------
   Provision (credit) for income
    taxes............................      $ (287)     $16,236 $12,034 $12,235
                                           ======      ======= ======= =======

  Domestic and foreign components of income (loss) before taxes are as follows:

                                      TWENTY-THREE DAY
                                           PERIOD      YEAR ENDED DECEMBER 31,
                                           ENDED       -----------------------
                                      JANUARY 23, 1998  1997    1996    1995
                                      ---------------- ------- ------- -------
   Domestic..........................      $ (938)     $38,676 $28,142 $28,079
   Foreign...........................          69        1,377   1,095   1,688
                                           ------      ------- ------- -------
                                           $ (869)     $40,053 $29,237 $29,767
                                           ======      ======= ======= =======

  Deferred income tax assets and liabilities for domestic and Canadian operations have been included in owner's investment. As stated in Note 1, the accompanying financial statements reflect the assets of BBNA on a purchase accounting basis. The tax basis of BBNA's net assets was not affected by the KKR acquisition. Deferred tax assets and liabilities up to September 30, 1996 reflect the differences between the purchase accounting book basis and the historical tax basis of BBNA's net assets. As a result of the 1996 purchase of Borden's food operations by BFC, the tax basis of BBNA's net assets was increased to reflect an allocated portion of the purchase price less the assets transferred plus liabilities assumed. The book basis of BBNA's net assets did not change as a result of the October 1, 1996 transaction, as the sale was between related parties and Borden's principal stockholder continued to control BFC. Deferred tax assets and liabilities were adjusted as of October 1, 1996 to reflect the change in the tax basis.

  Deferred income tax assets and liabilities included in owner's investment at December 31, 1997 and 1996 were as follows:

                                                                 1997    1996
                                                                ------- -------
   Assets:
     Trademarks and other intangibles.......................... $17,600 $16,662
     Customer allowances and credits...........................   5,250   5,630
     Coupon accrual............................................   1,222   1,208
     Non-pension postemployment................................     674     700
     General insurance.........................................     322     351
     Incentive compensation....................................     700     450
     Property and equipment....................................     377     468
                                                                ------- -------
       Gross deferred tax assets...............................  26,145  25,469
   Liabilities:
     Prepaid slotting allowance................................     278     331
                                                                ------- -------
   Net assets.................................................. $25,867 $25,138
                                                                ======= =======

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)
5. PENSION AND RETIREMENT SAVINGS PLANS

  Most employees of BBNA participate in the Borden Employee Retirement Income Plan. For most salaried employees, benefits under the plan generally are based on compensation and credited service. For most hourly employees, benefits under the plan are based on specified amounts per year of credited service. A portion of Borden's expense for the domestic retirement plan was allocated to BBNA (see Note 2).

  A net pension asset or liability, which approximates the portion of the total pension assets or liabilities of Borden which relates to the employees of BBNA, has been reflected in BBNA's stand-alone balance sheets (see Note 2). For the domestic plan in which the employees of BBNA as well as employees of other Borden affiliated businesses participate, the gross pension obligation was allocated to BBNA upon the actuarially determined obligation relating to BBNA's employees.

  The rates used to determine pension expense for the plan shared with other Borden affiliates were as follows:

                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
   Discount rate.......................      7.5%         6.8%         8.8%
   Rate of increase in future
    compensation levels................      4.5%         4.3%         5.3%
   Expected long-term rate of return on
    plan assets........................      8.5%         7.8%         9.8%

  Borden's funding of its pension plans equals or exceeds the minimum funding requirements imposed by federal laws and regulations. Plan assets consist primarily of equity securities and corporate obligations. The funded status of Borden's domestic pension plan on a purchase accounting basis was as follows (in millions):

                                                       ACCUMULATED BENEFITS
                                                        EXCEED PLAN ASSETS
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------
   Plan assets at fair value.......................... $    385.2  $    393.6
   Actuarial present value of:
     Vested benefit obligation........................     (333.9)     (383.1)
     Accumulated benefit obligation...................     (342.5)     (400.4)
     Projected benefit obligation.....................     (345.0)     (400.4)
                                                       ----------  ----------
   Plan assets greater (less) than projected benefit
    obligation........................................       40.2        (6.8)
   Unrecognized prior service cost....................        2.6         2.9
   Unrecognized loss (benefit)........................      (35.7)        2.2
   Minimum liability adjustment.......................                   (5.1)
                                                       ----------  ----------
   Net pension asset (liability)...................... $      7.1  $     (6.8)
                                                       ==========  ==========

  The weighted average discount rates and rates of increase in future compensation levels used in determining the projected benefit obligation for the Borden domestic pension plan were 7.3% and 4.4% respectively, as of December 31, 1997 and 7.5% and 4.5% respectively as of December 31, 1996.

  Eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay to Borden sponsored retirement savings plans (7% for certain longer service salaried employees), which was matched 50% by Borden in 1998, 1997, 1996 and 1995.

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)

6. NON-PENSION POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

  BBNA participates in Borden-sponsored non-pension postemployment and postretirement benefit plans. The postretirement plans provide certain health and life insurance benefits for eligible domestic retirees and their dependents.

  Participants who are not eligible for Medicare are provided with the same medical benefits as active employees, while those who are eligible for Medicare are provided with supplemental benefits. The postretirement medical benefits are contributory for retirements after 1983; the postretirement life insurance benefit is noncontributory.

  Prior to January 1, 1996, amounts attributable to postretirement benefits were commingled in one Borden sponsored plan. Allocation of liabilities for such benefits was made to BFC based upon the actuarially determined obligation relating to the Foods domestic employees. Effective January 1, 1996, the components of postretirement benefit expense and unfunded postretirement obligation were accounted for separately for BFC. The information provided as of December 1, 1997 and 1996, represents the status of BFC's segregated plan (in millions):

                                                                BFC    BFC
                                                               1997    1996
                                                               -----  ------
   Actuarial present value of accumulated postretirement
    benefit obligation:
     Retirees................................................. $(7.9) $(10.4)
     Fully eligible active plan participants..................          (0.2)
     Other active plan participants...........................  (0.1)   (0.7)
                                                               -----  ------
                                                                (8.0)  (11.3)
   Unrecognized prior service cost............................
   Unrecognized net (benefit) loss............................  (0.7)    0.1
                                                               -----  ------
   Accrued postretirement liability........................... $(8.7) $(11.2)
                                                               =====  ======

  A liability which approximates the portion of Borden's total postemployment and postretirement obligation which relates to the domestic employees of BBNA has been reflected in BBNA's balance sheets (see Note 2). Such allocation was based upon the actuarially-determined obligation for these benefits relating to BBNA's domestic employees.

  A portion of Borden's expense for postemployment and postretirement benefits was allocated annually to BBNA (see Note 2). The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.3% and 7.5%, respectively.

  The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1997 was 8.8% for 1998, gradually declining to 5.3% by the year 2004. The comparable assumptions for the prior year were 9.5% and 5.5%, respectively.

  Borden also provides certain postemployment benefits, primarily medical and life insurance benefits for long-term disabled employees, to qualified former or inactive employees. The costs of benefits provided to former or inactive employees after employment, but before retirement, are accrued when it is probable that a benefit will be provided. The amounts of such charges are not considered significant.

  Management does not believe that these allocations are materially different from amounts that would be calculated historically for BBNA on a stand-alone basis.

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONTINUED
                            (DOLLARS IN THOUSANDS)

7. UNITS AND UNIT APPRECIATION RIGHTS

  During 1996, a Unit Incentive Plan was formed which provides for the granting of options, unit appreciation rights ("UAR's"), units and other unit-based equity interests in Foods Holdings to key employees of BFC, which included certain BBNA employees, and associated persons at the discretion of the Board of Directors of BFC.

  During 1996, Foods Holdings sold 1,080,000 Class A units to certain management employees of BFC under this Unit Incentive Plan. The units are generally restricted as to transfer and allow for Foods Holdings, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment prior to full vesting after five years. In 1997, Foods Holdings sold an additional 20,000 Class A units to management, none of which were sold to BBNA employees, and repurchased 81,000 Class A units from management, of which 10,000 units were repurchased from BBNA employees. There was no compensation expense attributable to the units since the repurchase price was equal to or less than the sales price to employees. Class A units outstanding at December 31, 1997 and 1996 were 1,019,000 and 1,080,000, respectively, of which 65,000 and 75,000 were held by BBNA employees at December 31, 1997 and 1996, respectively.

  Although no options have been issued under the Unit Incentive Plan, BFC has issued UAR's to unitholders. The UAR entitles the holder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the Class A unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years. Four UAR's were issued for each unit purchased: one UAR with an exercise price of $10 per unit and three UAR's with an exercise price of $20 per unit. At December 31, 1997, there were 1,019,000 UAR's outstanding with an exercise price of $10 and 3,057,000 UAR's outstanding with an exercise price of $20. For 1997 and 1996, there was no compensation expense attributable to the UAR's since the exercise price exceeded the underlying value of the UAR's.

  As the UAR's are settled in cash, the change in value of the UAR's is accounted for under the liability method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Due to the cash nature of the award, treatment under SFAS No. 123, Accounting for Stock-Based Compensation, would be synonymous with APB No. 25 and accordingly, no fair-market value disclosures are applicable.

                          BORDEN BRANDS NORTH AMERICA
                             (PREDECESSOR COMPANY)
               NOTES TO COMBINED FINANCIAL STATEMENTS--CONCLUDED
                             (DOLLAR IN THOUSANDS)

8. SUPPLEMENTAL INFORMATION

  Intangibles and other current liabilities consist of the following:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Intangibles:
     Trademarks.......................................   $ 48,365     $ 49,671
     Goodwill.........................................     59,757       61,376
                                                         --------     --------
                                                         $108,122     $111,047
                                                         ========     ========
   Other current liabilities:
     Customer allowances, credits and other...........   $ 17,982     $ 19,501
     Coupon accrual...................................      3,132        3,097
     Employee benefits and compensation...............      2,068        1,225
     Broker commissions...............................        991          307
     Other............................................      1,174          915
                                                         --------     --------
                                                         $ 25,347     $ 25,045
                                                         ========     ========

9. COMMITMENTS AND CONTINGENCIES

  Commitments--BBNA has entered into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, are approximately $11.9 million at December 31, 1997.

10. UNAUDITED INTERIM FINANCIAL STATEMENTS

  For the unaudited period ended June 28, 1997, related party transactions and intercompany allocations were consistent with those described in Note 2.

  The following table summarizes the allocation of costs to BBNA for the unaudited six months ended June 28, 1997 (in thousands):

                                                                  SIX MONTHS
                                                                     ENDED
                                                                 JUNE 28, 1997
                                                                 -------------
   Pension and other employee benefits..........................    $  315
   Group and general insurance..................................       937
   Corporate information services...............................     1,135
   Shared sales force...........................................     2,531
   Executive compensation, corporate staff, research department
    services and division overhead..............................     3,512

  Of the total amount in the quarter ended June 28, 1997, $978 was included in costs of goods sold and $3,334 was included in marketing expense, while the majority of the remaining amount was included in general and administrative expense.

  BBNA had sales to affiliates of KKR of $1,445 for the six months ended June 28, 1997.

  The intercompany investments changed for the quarter ended June 28, 1997, by $38,208 and $47,863 for cash collected on behalf of BBNA and cash disbursed on behalf of BBNA, respectively, while the remaining amount represents translation adjustments and miscellaneous items.

                                 EXHIBIT INDEX

  2.1 Asset Purchase Agreement, dated as of November 24, 1997, as amended as of
      December 9, 1997 and January 15, 1998, by and among Borden Foods
      Corporation, BFC Investments, L.P., and the Company (Incorporated by
      reference to Exhibit 2.1 to the S-4)
  3.1 Restated Certificate of Incorporation of Holdings (Incorporated by
      reference to Exhibit 3.1 of the S-4)
  3.2 Bylaws of Holdings (Incorporated by reference to Exhibit 3.2 of the S-4)
  3.3 Restated Certificate of Incorporation, dated November 19, 1997
      (Incorporated by reference to Exhibit 3.3 of the S-4)
  3.4 Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the S-
      4)
  4.1 Purchase Agreement, dated January 16, 1998, by and among Holdings, the
      Company, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith
      Incorporated (Incorporated by reference to Exhibit 4.1 of the S-4)
  4.2 Indenture, dated January 23, 1998, among Holdings, the Company and IBJ
      Schroder Bank & Trust Company (including Specimen Certificates of 8 3/4%
      Series Senior Subordinated Notes due 2008 and 8 3/4% Series B Senior
      Subordinated Notes due 2008) (Incorporated by reference to Exhibit 4.2 of the S-4)
  4.3 Registration Rights Agreement, dated January 23, 1998, by and among
      Holdings, the Company, Chase Securities Inc. and Merrill Lynch, Pierce,
      Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.3 of the S-4)
  4.4 Credit Agreement, dated January 23, 1998, by and among the Company,
      Holdings, The Chase Manhattan Bank, Merrill Lynch Capital Corporation,
      Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith
      Incorporated (Incorporated by reference to Exhibit 4.4 of the S-4)
  4.5 Stockholders Agreement, dated as of January 23, 1998, by and among
      Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.5 of the S-4)
  4.6 Exchange and Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein
      (Incorporated by reference to Exhibit 4.6 of the S-4)
  4.7 Subscription Rights Agreement, dated as of January 23, 1998, by and among
      Holdings, GE Investment Private Placement Partners II, a Limited
      Partnership and Warburg, Pincus Ventures, L.P. (Incorporated by reference to Exhibit 4.7 of the S-4)
 10.1 Master Customer Services Agreement, dated as of January 23, 1998, by and between the Company and Borden Foods Corporation (Incorporated by
      reference to Exhibit 10.1 of the S-4)
 10.2 License Agreement dated January 23, 1998 by and among BDH Two, Inc.,
      Borden, Inc. and the Company (Incorporated by reference to Exhibit 10.2 of the S-4)
 10.3 Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC's License Agreement, dated as of
      September 4, 1997, by and between BFC and Southern Foods Group, L.P.
      (Incorporated by reference to Exhibit 10.3 of the S-4)
 10.4 License Agreement, dated January 23, 1998, by and between BFC and the
      Company (Incorporated by reference to Exhibit 10.4 of the S-4)
 10.5 The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to
      Exhibit 10.5 of the S-4)
 10.6 Employment Agreement, dated January 23 1998, by and between John O'C.
      Nugent and the Company (Incorporated by reference to Exhibit 10.6 of the
      S-4)
 10.7 Employment Agreement, dated January 23, 1998, by and between William A.
      Lynch and the Company (Incorporated by reference to Exhibit 10.7 of the
      S-4)

10.8   Employment Agreement, dated January 23, 1998, by and between Craig A. Steinke and the
       Company (Incorporated by reference to Exhibit 10.8 of the S-4)
10.9   Employment Agreement, dated January 23, 1998, by and between Tamar K. Bernbaum and the
       Company (Incorporated by reference to Exhibit 10.9 of the S-4)
10.10  Employment Agreement, dated January 23, 1998, by and between Richard A. Lumpp and the
       Company (Incorporated by reference to Exhibit 10.10 of the S-4)
10.11  Pledge Agreement, dated January 23, 1998, by and between William A. Lynch and the
       Company (Incorporated by reference to Exhibit 10.11 of the S-4)
10.12  Pledge Agreement, dated January 23, 1998, by and between John O'C. Nugent and the
       Company (Incorporated by reference to Exhibit 10.12 of the S-4)
10.13  Secured Recourse Promissory Note, dated January 23, 1998, from William A. Lynch to the
       Company (Incorporated by reference to Exhibit 10.13 of the S-4)
10.14  Secured Recourse Promissory Note, dated January 23, 1998, from John O'C. Nugent to the
       Company (Incorporated by reference to Exhibit 10.14 of the S-4)
12.1   Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges (Incorporated by
       reference to Exhibit 12.1 of the S-4)
12.2   Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12.2 of the S-4)
12.3   Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges
12.4   Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges
27.1   Financial Data Schedule of Eagle Family Foods Holdings, Inc.
27.2   Financial Data Schedule of Eagle Family Foods, Inc.