Form 10-Q
period 1998-09-26
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 1998-11-09
CIK 1054040, 1059761

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the quarterly period ended September 26, 1998

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from  _______ to  _____

               Commission file numbers 333-50305 and 333-50305-01

                               ----------------

                       Eagle Family Foods Holdings, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-3983598
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                       Identification Number)

                            Eagle Family Foods, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                                 13-3982757
     (State or other jurisdiction                                     (IRS Employer
   of incorporation or organization)                              Identification Number)

        220 White Plains Road                                             10591
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

                                 Yes [X]     No [ ]

  As of November 9, 1998, there were 970,880 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS




Part I.  Financial Information


       Item 1.  Financial Statements                                                                                     Page
                                                                                                                       --------
       Eagle Family Foods, Inc.

       Eagle Family Foods, Inc. Statements of Operations for the three months
               ended September 26, 1998 and September 27, 1997.....................................................         2

       Eagle Family Foods, Inc. Balance Sheets, as of September 26, 1998 and June 27, 1998.........................         3

       Eagle Family Foods, Inc. Statements of Cash Flows for the three months
               ended September 26, 1998 and September 27, 1997.....................................................         4

       Eagle Family Foods Holdings, Inc.

       Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the three months
           ended September 26, 1998 and September 27, 1997.........................................................         5

       Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets, as of September 26, 1998 and
           September 27, 1997......................................................................................         6

       Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the three months
               ended September 26, 1998 and September 27, 1997.....................................................         7

       Notes to the Financial Statements...........................................................................         8

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............        11

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................        13

Part II.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K...................................................................        14

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            EAGLE FAMILY FOODS, INC.

                            Statements of Operations
                 For the Three Months Ended September 26, 1998
                             and September 27, 1997
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                         September 26,     September 27,
                                                                                              1998             1997
                                                                                         -------------     -------------


Net sales.........................................................................           $50,957           $52,833
Cost of goods sold................................................................            22,558            25,290
                                                                                         -------------     -------------

Gross profit......................................................................            28,399            27,543
Distribution expense..............................................................             2,978             4,231
Marketing expense.................................................................            12,587            12,646
General and administrative expense................................................             2,596             3,644
Amortization of intangibles.......................................................             7,113               731
                                                                                         -------------     -------------

Operating income..................................................................             3,125             6,291
Interest expense, net.............................................................             6,976                 -
                                                                                         -------------     -------------

Income (loss) before income taxes.................................................            (3,851)            6,291
Income tax expense (benefit)......................................................            (1,350)            2,615
                                                                                         -------------     -------------

Net income (loss).................................................................           $(2,501)          $ 3,676
                                                                                         =============     =============



   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.

                                 Balance Sheets
                   As of September 26, 1998 and June 27, 1998
                    (Dollars in Thousands Except Share Data)


                                                                                            September 26,         June 27,
                                                                                                1998                1998
                                                                                           --------------      --------------
                                         Assets                                               (Unaudited)
Current Assets:
  Cash and cash equivalents..............................................................        $  2,258            $  1,812
  Accounts receivable, net...............................................................          16,046              12,368
  Inventories  (Note 3)..................................................................          34,684              32,001
  Other current assets...................................................................           3,030                 261
                                                                                           --------------      --------------
     Total Current Assets................................................................          56,018              46,442
Property and Equipment, Net (Note 4).....................................................          27,274              24,791
Notes Receivable from Related Parties (Note 7)...........................................             825                 825
Intangibles, Net  (Note 5)...............................................................         296,841             303,950
Deferred Income Taxes....................................................................          15,626              14,246
Other Noncurrent Assets..................................................................           8,761               8,986
                                                                                           --------------      --------------

Total Assets.............................................................................        $405,345            $399,240
                                                                                           ==============      ==============

                            Liabilities and Stockholder's Equity
Current Liabilities:
  Current portion of long-term debt (Note 6).............................................        $  1,250            $  1,250
  Accounts payable.......................................................................           9,008               9,665
  Other accrued liabilities..............................................................          11,791               8,122
  Accrued interest.......................................................................           4,816               7,209
                                                                                           --------------      --------------
Total Current Liabilities................................................................          26,865              26,246
                                                                                           --------------      --------------

Long-Term Debt (Note 6)..................................................................         325,250             317,000
                                                                                           --------------      --------------
Commitments and Contingencies
Stockholder's Equity:
  Common stock, $0.1 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding..............................................................               1                   1
  Additional paid-in capital.............................................................          82,500              82,500
  Accumulated deficit....................................................................         (28,945)            (26,444)
  Accumulated translation adjustment.....................................................            (326)                (63)
                                                                                           --------------      --------------
     Total Stockholder's Equity..........................................................          53,230              55,994
                                                                                           --------------      --------------

Total Liabilities and Stockholder's Equity...............................................        $405,345            $399,240
                                                                                           ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.

                            Statements of Cash Flows
                 For the Three Months Ended September 26, 1998
                             and September 27, 1997
                             (Dollars in Thousands)
                                  (Unaudited)





                                                                                                    September 26,    September 27,
                                                                                                         1998             1997
                                                                                                    --------------    -------------


Cash Flows Used In Operating Activities:
  Net income (loss)...............................................................................        $(2,501)        $  8,929
  Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
     Depreciation and amortization................................................................          8,047            4,577
     Deferred taxes...............................................................................         (1,380)               -
     Net change in current assets and liabilities
       Accounts receivable........................................................................         (3,678)           1,527
       Inventories................................................................................         (2,683)         (19,740)
       Accounts payable...........................................................................           (657)          (1,038)
       Other assets...............................................................................         (2,769)               -
       Other liabilities..........................................................................          1,078           (4,329)
                                                                                                    --------------    -------------
  Cash used in operating activities...............................................................         (4,543)         (10,074)
                                                                                                    --------------    -------------

Cash Used In Investing Activities:
  Capital expenditures............................................................................         (3,261)          (2,390)
                                                                                                    --------------    -------------
  Cash used in investing activities...............................................................         (3,261)          (2,390)
                                                                                                    --------------    -------------


Cash From Financing Activities:
  Proceeds from long-term debt....................................................................          8,500                -
  Payment of long-term debt.......................................................................           (250)               -
  Net increase in intercompany investment.........................................................              -           12,435
                                                                                                    --------------    -------------
  Cash from financing activities..................................................................          8,250           12,435
                                                                                                    --------------    -------------

Increase (decrease) in cash and cash equivalents..................................................            446              (29)
Cash and cash equivalents at beginning of period..................................................          1,812               33
                                                                                                    --------------    -------------

Cash and cash equivalents at end of period........................................................        $ 2,258         $      4
                                                                                                    ==============    =============



   The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                     Consolidated Statements of Operations
                 For the Three Months Ended September 26, 1998
                             and September 27, 1997
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                                              September 26,     September 27,
                                                                                                   1998             1997
                                                                                              -------------     -------------
Net sales...................................................................................        $50,957           $52,833
Cost of goods sold..........................................................................         22,558            25,290
                                                                                              -------------     -------------

Gross profit................................................................................         28,399            27,543
Distribution expense........................................................................          2,978             4,231
Marketing expense...........................................................................         12,587            12,646
General and administrative expense..........................................................          2,603             3,644
Amortization of intangibles.................................................................          7,113               731
                                                                                              -------------     -------------

Operating income............................................................................          3,118             6,291
Interest expense, net.......................................................................          6,976                 -
                                                                                              -------------     -------------

Income (loss) before income taxes...........................................................         (3,858)            6,291
Income tax expense (benefit)................................................................         (1,350)            2,615
                                                                                              -------------     -------------

Net income (loss)...........................................................................        $(2,508)          $ 3,676
                                                                                              =============     =============


The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                          Consolidated Balance Sheets
                   As of September 26, 1998 and June 27, 1998
                    (Dollars in Thousands Except Share Data)

                                                                                           September 26,         June 27,
                                                                                               1998                1998
                                                                                         --------------      --------------
                                         Assets                                             (Unaudited)
Current Assets:
  Cash and cash equivalents..............................................................      $  2,258            $  1,812
  Accounts receivable, net...............................................................        16,046              12,368
  Inventories  (Note 3)..................................................................        34,684              32,001
  Other current assets...................................................................         3,030                 261
                                                                                         --------------      --------------
     Total Current Assets................................................................        56,018              46,442
Property and Equipment, Net (Note 4).....................................................        27,274              24,791
Intangibles, Net  (Note 5)...............................................................       296,841             303,950
Deferred Income Taxes....................................................................        15,626              14,246
Other Noncurrent Assets..................................................................         8,761               8,986
                                                                                         --------------      --------------

Total Assets.............................................................................      $404,520            $398,415
                                                                                         ==============      ==============
                        Liabilities and Stockholders' Deficit
Current Liabilities:
  Current portion of long-term debt (Note 6).............................................      $  1,250            $  1,250
  Accounts payable.......................................................................         9,009               9,666
  Other accrued liabilities..............................................................        11,791               8,122
  Accrued interest.......................................................................         4,816               7,209
                                                                                         --------------      --------------
     Total Current Liabilities...........................................................        26,866              26,247
                                                                                         --------------      --------------

Long-Term Debt (Note 6)..................................................................       325,250             317,000
                                                                                         --------------      --------------
Commitments and Contingencies
Redeemable Preferred Stock:
  Series A preferred stock, $100 stated value, 1,000,000 shares authorized,
    816,750 shares issued and outstanding, at redemption value...........................        87,180              85,144
  Subscription receivable (Note 7).......................................................          (817)               (817)
                                                                                         --------------      --------------
                                                                                                 86,363              84,327
                                                                                         --------------      --------------
Stockholders' Deficit:
  Common stock $0.01 par value, 1,200,000 shares authorized, 970,880
    shares issued and outstanding........................................................            10                  10
  Additional paid-in capital.............................................................           962                 962
  Unearned compensation..................................................................          (128)               (135)
  Accumulated deficit....................................................................       (34,469)            (29,925)
  Subscription receivable (Note 7).......................................................            (8)                 (8)
  Accumulated translation adjustment.....................................................          (326)                (63)
                                                                                         --------------      --------------
     Total Stockholders' Deficit.........................................................       (33,959)            (29,159)
                                                                                         --------------      --------------

Total Liabilities and Stockholders' Deficit..............................................      $404,520            $398,415
                                                                                         ==============      ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                     Consolidated Statements of Cash Flows
                 For the Three Months Ended September 26, 1998
                             and September 27, 1997
                             (Dollars in Thousands)
                                  (Unaudited)




                                                                                                    September 26,    September 27,
                                                                                                         1998            1997
                                                                                                    --------------   -------------

Cash Flows Used In Operating Activities:
  Net income (loss)...............................................................................        $(2,508)      $  8,929
  Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
     Depreciation and amortization................................................................          8,054          4,577
     Deferred taxes...............................................................................         (1,380)             -
     Net change in current assets and liabilities
       Accounts receivable........................................................................         (3,678)         1,527
       Inventories................................................................................         (2,683)       (19,740)
       Accounts payable...........................................................................           (657)        (1,038)
       Other assets...............................................................................         (2,769)             -
       Other liabilities..........................................................................          1,078         (4,329)
                                                                                                    --------------   -------------
  Cash used in operating activities...............................................................         (4,543)       (10,074)
                                                                                                    --------------   -------------
Cash Used In Investing Activities:
  Capital expenditures............................................................................         (3,261)        (2,390)
                                                                                                    --------------   -------------
  Cash used in investing activities...............................................................         (3,261)        (2,390)
                                                                                                    --------------   -------------

Cash From Financing Activities:
  Proceeds from long-term debt....................................................................          8,500              -
  Payment of long-term debt.......................................................................           (250)             -
  Net increase in intercompany investment.........................................................              -         12,435
                                                                                                    --------------   -------------
  Cash from financing activities..................................................................          8,250         12,435
                                                                                                    --------------   -------------

Increase (decrease) in cash and cash equivalents..................................................            446            (29)
Cash and cash equivalents at beginning of period..................................................          1,812             33
                                                                                                    --------------   -------------

Cash and cash equivalents at end of period........................................................        $ 2,258       $      4
                                                                                                    ==============   =============



  The accompanying notes are an integral part of these consolidated financial statements.

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


1. Basis of Presentation:

  The accompanying financial statements present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("EFFI" or the "Company") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly owned subsidiary, EFFI. EFFI and Holdings are collectively referred to as the
"Company," unless the context indicates otherwise.   All significant
intercompany balances and transactions have been eliminated in consolidation.

  The consolidated financial statements as of September 26, 1998 and September 27, 1997 and for the three month periods ended September 26, 1998 and September 27, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and EFFI for the year ended June 27, 1998. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


2. Summary of Significant Accounting Policies:

 Comprehensive Income

  A reconciliation of comprehensive loss for the three months ended September 26, 1998 consists of (in thousands):

                                                                            Eagle Family
                                                                           Foods Holdings,          Eagle Family
                                                                                Inc.                 Foods, Inc.
                                                                        ------------------      ------------------
  Net loss..............................................................           $(2,508)                $(2,501)
  Foreign currency translation..........................................              (263)                   (263)
                                                                        ------------------      ------------------
    Comprehensive Loss..................................................           $(2,771)                $(2,764)
                                                                        ==================      ==================

  As the effect of the other comprehensive income item was not material, a separate statement of comprehensive income has not been presented.


3. Inventories:

  Inventories are stated at lower of cost or market at September 26, 1998 and at June 27, 1998 and consisted of the following (in thousands):

                                                                                            September 26,             June 27,
                                                                                                 1998                   1998
                                                                                        --------------------    -------------------
   Finished goods.......................................................................             $32,191                $29,717
   Raw material.........................................................................               2,493                  2,284
                                                                                        --------------------    -------------------
       Total inventories................................................................             $34,684                $32,001
                                                                                        ====================    ===================

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued
                                  (Unaudited)


4. Property and Equipment:

  Property and equipment is recorded at cost on September 26, 1998 and June 27, 1998, and consisted of the following (in thousands):

                                                                                           September 26,     June 27,
                                                                                                1998           1998
                                                                                            ------------     --------
     Land................................................................................        $   470      $   470
     Buildings and improvements..........................................................          6,279        6,185
     Machinery and equipment.............................................................         18,316       18,159
     Construction in progress............................................................          4,444        1,505
                                                                                           -------------     --------

       Total property and equipment......................................................         29,509       26,319
     Accumulated depreciation............................................................         (2,235)      (1,528)
                                                                                           --------------     --------

       Net property and equipment........................................................        $27,274      $24,791
                                                                                           =============      =======



5. Intangible Assets:

  Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                        September 26,     June 27,     Estimated Useful
                                                                             1998           1998            Lives
                                                                        -------------     --------     ----------------
  Tradenames..........................................................       $141,000     $141,000         40 years
  Goodwill............................................................        136,499      136,505         40 years
  Covenant not to compete.............................................         21,000       21,000         5 years
  Master customer services agreement..................................         17,300       17,300          1 year
                                                                        -------------     --------

     Total intangible assets..........................................        315,799      315,805
  Accumulated amortization............................................        (18,958)     (11,855)
                                                                        -------------     --------
     Net intangible assets............................................       $296,841     $303,950
                                                                        =============     ========


6. Debt Obligations:

  Debt obligations consisted of the following (in thousands):

                                                                                              September 26,            June 27,
                                                                                                   1998                  1998
                                                                                           -----------------     -----------------
7.875% term loan facility due December 31, 2005  .....................................              $174,500              $174,750
8.750% senior subordinated notes due January 15, 2008  ...............................               115,000               115,000
7.625% revolving credit facility due December 31, 2004  ..............................                37,000                28,500
                                                                                           -----------------     -----------------

  Total debt obligations  ............................................................               326,500               318,250

    Less current portion of long-term debt  ..........................................                (1,250)               (1,250)
                                                                                           -----------------     -----------------

  Long-term debt obligations  ........................................................              $325,250              $317,000
                                                                                           =================     =================

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued
                                  (Unaudited)


Senior Credit Facilities

  EFFI received senior bank financing from a group of lenders in an aggregate principal amount of up to $245.0 million (the "Senior Credit Facilities"). The Senior Credit Facilities consist of (i) a $70.0 million seven-year revolving credit facility (the "Revolving Credit Facility") and (ii) a $175.0 million eight-year term loan (the "Term Loan Facility"). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

  The obligations of EFFI under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of EFFI and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of EFFI and its future domestic subsidiaries. The fair market value of the senior credit facilities at September 26, 1998 approximates the carrying value.

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250%. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at September 26, 1998 was approximately $3.5 million based on current interest rates for similar instruments.

 Senior Subordinated Notes

  EFFI issued $115.0 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112.0 million net of underwriting discount. The Notes are due January 15, 2008 and bear interest of 8.75% per
annum payable on January 15 and July 15, which commenced July 15, 1998.   The
fair market value of the senior subordinated notes was approximately $104.0 million at September 26, 1998.

  Annual principal payments for the next five calendar years and thereafter consist of the following (in thousands):

   1999.......................................................................................................     $  1,000
   2000.......................................................................................................        1,000
   2001.......................................................................................................        1,000
   2002.......................................................................................................        1,000
   2003.......................................................................................................       10,000
   Thereafter.................................................................................................      312,500
                                                                                                              -------------
                                                                                                                   $326,500
                                                                                                              =============

7. Stock Subscription Agreement

      On January 23, 1998, GEI, Warburg, and several officers of Holdings subscribed to purchase a combined 816,750 shares of preferred stock at $100 per share and 825,000 shares of common stock at $1 per share. Full payment for the stock was received from all but two of the officers, who subscribed to purchase an aggregate of 13,117.5 shares of preferred stock and 13,250 shares of common stock. Notes aggregating $825,000 were received from the two officers as partial consideration for the subscription. These notes are collateralized by the shares issued. They have a stated interest rate of prime (as defined) plus .5%, with a maturity date of January 23, 2003. The notes have been assigned between common and preferred stock in accordance with the management subscription agreements. Accordingly, notes related to common stock have been presented in the consolidated balance sheet as a reduction of Stockholders' Equity while notes related to the preferred stock have been presented as a reduction of redeemable preferred stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The discussion set forth below of the financial condition and results of operations for the three months ended September 27, 1997 is related to the business of the Eagle Brand, ReaLemon, Cremora, None Such, Borden EggNog and Kava brands prior to its acquisition by the Company from Borden Foods Corporation, BFC Investments, L.P. and certain of their affiliates for an aggregate purchase price of $376.8 million in January 1998 (the "Acquisition").

     The following discussion should be read in conjunction with the Combined Financial Statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements under this caption constitute forward-looking statements which involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

Results of Operations

Three Months Ended September 26, 1998 and Three Months Ended September 27, 1997 (Unaudited)

     Net Sales. The Company's net sales for the three months ended September 26, 1998 were $51.0 million as compared to $52.8 million for the three months ended September 27, 1997, a decrease of $1.8 million, or 3.4%. The decrease reflected $1.1 million in lower net sales of ReaLemon due to a shift in the timing of promotional events and $2.2 million in lower net sales of non-dairy creamer primarily due to the loss of two private label customers at the end of calendar year 1997. Lower private label non-dairy creamer net sales were partially offset by increased branded non-dairy creamer net sales of $0.6 million resulting from the launch of new Cremora Royale. There were also net sales increases of $0.3 million in sweetened condensed milk, an increase of $0.4 million in net sales of None Such pie fillings and an increase of $0.2 million in net sales of Borden Egg Nog during the quarter.

     Cost of Goods Sold. Cost of goods sold was $22.6 million for the three months ended September 26, 1998 as compared to $25.3 million for the three months ended September 27, 1997, a decrease of $2.7 million, or 10.7%. Expressed as a percentage of net sales, cost of goods sold for the three months ended September 26, 1998 decreased to 44.3% from 47.9% for the three months ended September 27, 1997. The decrease is primarily driven by lower production costs.

     Distribution Expense. Distribution expense was $3.0 million for the three months ended September 26, 1998 as compared to $4.2 million for the three months ended September 27, 1997, a decrease of $1.2 million, or 28.6%. Expressed as a percentage of net sales, distribution expense for the three months ended September 26, 1998 decreased to 5.9% from 8.0% for the three months ended September 27, 1997. The decrease is primarily driven by a change in the distribution network for U.S foodservice sales and Canadian sales as the cost of distribution shifts away from third-party warehouse distribution costs paid by the Company to a distributor based system with the cost of distribution included in distributor trade spending allowances and net sales.

     Marketing Expense. Marketing expense for the three months ended September 26, 1998 remained unchanged from the same period in 1997 at $12.6 million.


     General and Administrative ("G&A") Expense. Total G&A expense was $2.6 million for the three months ended September 26, 1998, as compared to $3.6 million for the three months ended September 27, 1997, a decrease of $1.0 million, or 27.8%. Expressed as a percentage of net sales, G&A expense for the three months ended September 26, 1998 decreased to 5.1% from 6.8% for the three months ended September 27, 1997.

      Amortization of Intangibles. Amortization of intangibles was $7.1 million for the three months ended September 26, 1998, as compared to $0.7 million for the three months ended September 27, 1997, an increase of $6.4 million. The increase is due to amortization of intangibles attributable to the Acquisition.

     Interest Expense. Interest expense was $7.0 million for the three months ended September 26, 1998. The Company's interest expense resulted from the new debt structure established in connection with the Acquisition. There was no interest expense in the three months ended September 27, 1997.

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250% . These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at September 26, 1998 was approximately $3.5 million based on current interest rates for similar instruments.


     Income Taxes. The Company recorded an income tax benefit of $1.4 million for the three months ended September 26, 1998. The Company anticipates sufficient future taxable income to realize existing deferred tax assets. The Company recorded a $2.6 million tax provision for the three months ended September 27, 1997.

 Liquidity and Capital Resources

  Interest payments on the Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates. However, on April 22, 1998 the Company entered into interest rate swap agreements in order to fix the interest rate on $100.0 million of the Term Loan Facility. These swap agreements commenced on July 23, 1998. Borrowings under the Senior Credit Facilities at September 26, 1998 consist of the $174.5 million Term Loan Facility maturing in 2005. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility maturing in 2004, of which $37.0 million was outstanding at September 26, 1998. The Term Loan Facility amortizes $1.0 million in each of the calendar years 1998 through 2002, and $10.0 million, $40.0 million and $120.0 million in the years 2003, 2004 and 2005, respectively.

  The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company expects to spend approximately $11.6 million on capital projects in 1998 to fund management information systems initiatives, expenditures in existing facilities and discretionary capital projects associated with new products. The Company's primary sources of liquidity will be cash flows from operations and borrowings under the Revolving Credit Facility.

  Net cash used in operating activities for the three months ended September 26, 1998 was $4.5 million.

  Net cash provided by financing activities for the three months ended September 26, 1998 was $8.3 million. This consisted of $8.5 million in borrowings under the Revolving Credit Facility partially offset by $0.2 million in principal repayment on the Term Loan Facility. This net cash was used to fund capital expenditures and certain other operating costs.

  Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness.

Seasonality

  The Company's net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden Egg Nog and None Such) are consumed primarily during the November and December holiday seasons. In recent years, approximately 45% of the Company's sales have occurred in the last quarter of the calendar year.

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

Impact of The Year 2000 Issue

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the particular year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

   Historically, the Company has relied upon affiliates of Borden, Inc. for its management information system requirements. The Company, in conjunction with outside consultants, is in the process of establishing a fully stand-alone dedicated management information system capable of supporting the business and it is being designed to incorporate solutions to Year 2000 issues. Management expects the development and installation of this system to be substantially completed and the system to be operational during the first quarter of 1999. However, the Company has contracted for the ability to continue to use the management information systems of affiliates of Borden, Inc. through June 1999 in the event that the new system is not operational at the expected time. The Company has budgeted capital expenditures in 1998 and 1999 of $3.8 million to fund the acquisition of hardware and software and $6.6 million for related implementation and development costs. A substantial portion of these costs are expected to be capitalized. The actual costs related to this initiative, as well as future costs of operation of the system, may differ materially from management's estimates.

   The Company has operating plants at four locations and each plant has its own independent operating systems. The Company's preliminary review of these systems has not identified any Year 2000 issues. A more in-depth review is being completed at this time.

  The Company is in the process of initiating formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues, and the Company's current assessments are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  This table presents descriptions of the financial instruments and derivative instruments that are held by the Company at September 26, 1998 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

  For the liabilities, the table represents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates; the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the three month forward LIBOR rate.

  All amounts are reflected in U.S. Dollars (thousands).


                                                                                                                             Fair
                                         1999        2000        2001        2002        2003     Thereafter     Total       Value
                                       --------    --------    --------    --------    --------   ----------   ---------   ---------

Liabilities
 Fixed rate.........................                                                                $115,000    $115,000    $104,000
 Average interest rate..............                                                                   8.750%      8.750%
 Variable rate......................   $  1,000    $  1,000    $  1,000    $  1,000    $ 10,000     $197,500    $211,500    $211,500
 Average interest rate..............      7.313%      7.313%      7.313%      7.313%      7.313%       7.374%      7.370%
Interest-Rate Derivatives
Variable to fixed:
 Notional amount....................   $100,000    $100,000    $100,000    $100,000    $100,000                 $100,000    $(3,474)

 Average pay rate...................      5.943%      5.943%      5.943%      5.955%      5.955%                   5.947%
 Average receive rate...............     5.3125%     5.3125%     5.3125%     5.3125%     5.3125%                  5.3125%

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.25% . These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively and have been reflected in the table above.

                           PART II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           27.1  Financial Data Schedule of Eagle Family Foods Holdings, Inc.

           27.2  Financial Data Schedule of Eagle Family Foods, Inc.

   (b)     Reports on Form 8-K

           None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                 EAGLE FAMILY FOODS HOLDINGS, INC.

                                 EAGLE FAMILY FOODS, INC.


                                 By:  /s/ John O'C Nugent
                                      -------------------------------------
                                      John O'C Nugent
                                      President and Chief Executive Officer



                                 By:  /s/ Craig A. Steinke
                                      --------------------------------------
                                      Craig A. Steinke
                                      Vice President and Chief Financial Officer



Date:  November 9, 1998

                                 EXHIBIT INDEX

27.1       Financial Data Schedule of Eagle Family Foods Holdings, Inc.

27.2       Financial Data Schedule of Eagle Family Foods, Inc.