Form 10-Q
period 1999-01-02
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 1999-02-02
CIK 1054040, 1059761

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the quarterly period ended January 2, 1999


[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from  _______ to  _____

              Commission file numbers 333-50305 and 333-50305-01

                            ----------------------

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

                              Yes [X]     No [_]

  As of February 2, 1999, there were 970,880 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

===============================================================================

                               TABLE OF CONTENTS

Part I.  Financial Information

    Item 1.  Financial Statements                                                                                         Page
                                                                                                                          ----
    Eagle Family Foods, Inc.

    Eagle Family Foods, Inc. Statements of Operations for the fourteen and twenty-seven week periods
       ended January 2, 1999 and the three and six month periods ended December 31, 1997 (Predecessor).............         2

    Eagle Family Foods, Inc. Balance Sheets, as of January 2, 1999 and  June 27, 1998..............................         3

    Eagle Family Foods, Inc. Statements of Cash Flows for the twenty-seven week period ended
       January 2, 1999 and the six month period ended December 31, 1997 (Predecessor)..............................         4

    Eagle Family Foods Holdings, Inc.

    Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the fourteen and twenty-seven week periods ended January 2, 1999 and the three and six month periods ended December 31,
       1997 (Predecessor)..........................................................................................         5

    Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets, as of January 2, 1999 and
       June 27, 1998...............................................................................................         6

    Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the twenty-seven week
       period ended January 2, 1999 and the six month period ended December 31, 1997 (Predecessor).................         7

    Notes to the Financial Statements...............................................................................        8

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................        11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................        14

Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders....................................................        16

    Item 6.  Exhibits and Reports on Form 8-K.......................................................................        17


                                          PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS
                                                   EAGLE FAMILY FOODS, INC.

                                                   Statements of Operations
                                                    (Dollars in Thousands)
                                                         (Unaudited)

                                                                 Fourteen        Three        Twenty-Seven      Six
                                                                  Weeks         Months          Weeks          Months
                                                                  Ended          Ended          Ended          Ended
                                                                January 2,    December 31,    January 2,    December 31,
                                                                   1999           1997           1999           1997
                                                               ------------   ------------   ------------   ------------
                                                                              (Predecessor)                 (Predecessor)
Net sales....................................................    $103,819       $101,036       $154,776       $153,869
Cost of goods sold...........................................      48,804         45,350         71,362         70,640
                                                                 --------       --------       --------       --------

Gross profit.................................................      55,015         55,686         83,414         83,229
Distribution expense.........................................       3,740          3,954          6,718          8,185
Marketing expense............................................      23,904         24,798         36,491         37,444
General and administrative expense...........................       3,526          1,573          6,122          5,217
Amortization of intangibles..................................       7,116            732         14,229          1,463
                                                                 --------       --------       --------       --------

Operating income.............................................      16,729         24,629         19,854         30,920
Interest expense, net........................................       7,243            -           14,219            -
                                                                 --------       --------       --------       --------

Income before income taxes...................................       9,486         24,629          5,635         30,920
Income tax expense...........................................       3,317          9,741          1,967         12,356
                                                                 --------       --------       --------       --------

Net income...................................................    $  6,169       $ 14,888       $  3,668       $ 18,564
                                                                 ========       ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.

                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                              January 2,            June 27,
                                                                                                1999                  1998
                                                                                             ------------          ------------
                                              Assets                                         (Unaudited)

Current Assets:
     Cash and cash equivalents...........................................................      $    172              $  1,812
     Accounts receivable, net............................................................        20,416                12,368
     Inventories  (Note 3)...............................................................        14,658                32,001
     Other current assets................................................................         3,645                   261
                                                                                               ---------             ---------
        Total Current Assets.............................................................        38,891                46,442
Property and Equipment, Net (Note 4).....................................................        30,699                24,791
Notes Receivable from Related Parties (Note 7)...........................................           825                   825
Intangibles, Net  (Note 5)...............................................................       289,863               303,950
Deferred Income Taxes....................................................................        12,315                14,246
Other Noncurrent Assets..................................................................         8,521                 8,986
                                                                                               ---------             ---------
Total Assets.............................................................................      $381,114              $399,240
                                                                                               =========             =========

                          Liabilities and Stockholder's Equity
Current Liabilities:
     Current portion of long-term debt (Note 6)..........................................      $  1,000              $  1,250
     Accounts payable....................................................................         9,756                 9,665
     Other accrued liabilities...........................................................        16,456                 8,122
     Accrued interest....................................................................         4,756                 7,209
                                                                                               ---------             ---------
Total Current Liabilities................................................................        31,968                26,246
                                                                                               ---------             ---------

Long-Term Debt (Note 6)..................................................................       289,700               317,000
                                                                                               ---------             ---------

Commitments and Contingencies

Stockholder's Equity:
     Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
        issued and outstanding...........................................................             1                     1
     Additional paid-in capital..........................................................        82,500                82,500
     Accumulated deficit.................................................................       (22,776)              (26,444)
     Accumulated translation adjustment..................................................          (279)                  (63)
                                                                                               ---------             ---------
        Total Stockholder's Equity.......................................................        59,446                55,994
                                                                                               ---------             ---------
Total Liabilities and Stockholder's Equity...............................................      $381,114              $399,240
                                                                                               =========             =========

   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.

                            Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                                      Twenty-Seven      Six
                                                                                                          Weeks        Months
                                                                                                          Ended         Ended
                                                                                                       January 2,     December 31,
                                                                                                           1999          1997
                                                                                                      ------------   ------------
                                                                                                                     (Predecessor)
Cash Flows From (Used In) Operating Activities:
  Net income.........................................................................................     $  3,668    $ 18,564
  Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
     Depreciation and amortization...................................................................       16,311       3,148
     Gain on sale of fixed assets....................................................................         -            312
     Deferred taxes..................................................................................        1,931        -
     Net change in current assets and liabilities
       Accounts receivable...........................................................................       (8,048)     (2,164)
       Inventories...................................................................................       17,343      24,329
       Accounts payable..............................................................................           91         680
       Other assets..................................................................................       (3,384)       (260)
       Other liabilities.............................................................................        5,772       4,697
                                                                                                          ---------   ---------
  Cash from operating activities.....................................................................       33,684      49,306
                                                                                                          ---------   ---------
Cash Used In Investing Activities:
  Capital expenditures...............................................................................       (7,639)     (1,789)
  Acquisition costs..................................................................................         (135)       -
                                                                                                          ---------   ---------
  Cash used in investing activities..................................................................       (7,774)     (1,789)
                                                                                                          ---------   ---------
Cash From (Used In) Financing Activities:
  Payment under term loan facility...................................................................         (750)       -
  Borrowings under revolving credit facility.........................................................       20,500        -
  Payments under revolving credit facility...........................................................      (47,300)       -
  Net decrease in intercompany investment............................................................         -        (47,515)
                                                                                                          ---------   ---------
  Cash used in financing activities..................................................................      (27,550)    (47,515)
                                                                                                          ---------   ---------
Increase (decrease) in cash and cash equivalents.....................................................       (1,640)          2
Cash and cash equivalents at beginning of period.....................................................        1,812           4
                                                                                                          ---------   ---------
Cash and cash equivalents at end of period...........................................................     $    172    $      6
                                                                                                          ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                     Consolidated Statements of Operations
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 Fourteen           Three      Twenty-Seven       Six
                                                                  Weeks            Months         Weeks          Months
                                                                  Ended             Ended         Ended          Ended
                                                                January 2,       December 31,   January 2,     December 31,
                                                                   1999              1997          1999           1997
                                                               --------------   ------------   ------------   ------------
                                                                                (Predecessor)                 (Predecessor)
Net sales..........................................              $103,819          $101,036      $154,776       $153,869
Cost of goods sold.................................                48,804            45,350        71,362         70,640
                                                                 --------          --------      --------       --------

Gross profit.......................................                55,015            55,686        83,414         83,229
Distribution expense...............................                 3,740             3,954         6,718          8,185
Marketing expense..................................                23,904            24,798        36,491         37,444
General and administrative expense.................                 3,534             1,573         6,137          5,217
Amortization of intangibles........................                 7,116               732        14,229          1,463
                                                                 --------          --------      --------       --------

Operating income...................................                16,721            24,629        19,839         30,920
Interest expense, net..............................                 7,243              -           14,219           -
                                                                 --------          --------      --------       --------

Income before income taxes.........................                 9,478            24,629         5,620         30,920
Income tax expense.................................                 3,317             9,741         1,967         12,356
                                                                 --------          --------      --------       --------

Net income.........................................              $  6,161          $ 14,888      $  3,653       $ 18,564
                                                                 ========          ========      ========       ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                              January 2,       June 27,
                                                                                                 1999            1998
                                                                                            --------------  --------------
                                            Assets                                           (Unaudited)
Current Assets:
     Cash and cash equivalents..........................................................        $    172        $  1,812
     Accounts receivable, net...........................................................          20,416          12,368
     Inventories  (Note 3)..............................................................          14,658          32,001
     Other current assets...............................................................           3,645             261
                                                                                                --------        --------
          Total Current Assets..........................................................          38,891          46,442
Property and Equipment, Net (Note 4)....................................................          30,699          24,791
Intangibles, Net  (Note 5)..............................................................         289,863         303,950
Deferred Income Taxes...................................................................          12,315          14,246
Other Noncurrent Assets.................................................................           8,521           8,986
                                                                                                --------        --------
Total Assets ...........................................................................        $380,289        $398,415
                                                                                                ========        ========

                           Liabilities and Stockholders' Deficit
Current Liabilities:
     Current portion of long-term debt (Note 6).........................................        $  1,000        $  1,250
     Accounts payable...................................................................           9,757           9,666
     Other accrued liabilities..........................................................          16,456           8,122
     Accrued interest...................................................................           4,756           7,209
                                                                                                --------        --------
          Total Current Liabilities.....................................................          31,969          26,247
                                                                                                --------        --------

Long-Term Debt (Note 6).................................................................         289,700         317,000
                                                                                                --------        --------

Commitments and Contingencies

Redeemable Preferred Stock:
     Series A preferred stock, $100 stated value, 1,000,000 shares authorized,
        816,750 shares issued and outstanding, at redemption value......................          89,328          85,144
     Subscription receivable (Note 7)...................................................            (817)           (817)
                                                                                                --------        --------
                                                                                                  88,511          84,327
                                                                                                --------        --------
Stockholders' Deficit:
     Common stock $0.01 par value, 1,200,000 shares authorized, 970,880
        shares issued and outstanding...................................................              10              10
     Additional paid-in capital.........................................................             962             962
     Unearned compensation..............................................................            (120)           (135)
     Accumulated deficit................................................................         (30,456)        (29,925)
     Subscription receivable (Note 7)...................................................              (8)             (8)
     Accumulated translation adjustment.................................................            (279)            (63)
                                                                                                --------        --------
          Total Stockholders' Deficit...................................................         (29,891)        (29,159)
                                                                                                --------        --------
Total Liabilities and Stockholders' Deficit.............................................        $ 380,289       $398,415
                                                                                                =========       ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                  Twenty-Seven       Six
                                                                                                      Weeks         Months
                                                                                                      Ended         Ended
                                                                                                    January 2,    December 31,
                                                                                                      1999           1997
                                                                                                 -------------- ---------------
                                                                                                                 (Predecessor)
Cash Flows From (Used In) Operating Activities:
     Net income ................................................................................       $  3,653        $ 18,564
     Adjustments to reconcile net income to net cash from (used in) operating activities
          Depreciation and amortization.........................................................         16,326           3,148
          Gain on sale of fixed assets..........................................................           -                312
          Deferred taxes........................................................................          1,931            -
          Net change in current assets and liabilities
             Accounts receivable................................................................         (8,048)         (2,164)
             Inventories........................................................................         17,343          24,329
             Accounts payable...................................................................             91             680
             Other assets.......................................................................         (3,384)           (260)
             Other liabilities..................................................................          5,772           4,697
                                                                                                       --------        --------
     Cash from operating activities.............................................................         33,684          49,306
                                                                                                       --------        --------

Cash Used In Investing Activities:
     Capital expenditures.......................................................................         (7,639)         (1,789)
     Acquisition costs..........................................................................           (135)           -
                                                                                                       --------        --------
     Cash used in investing activities..........................................................         (7,774)         (1,789)
                                                                                                       --------        --------

Cash From (Used In) Financing Activities:
     Payments under term loan facility..........................................................           (750)           -
     Borrowings under revolving credit facility.................................................         20,500            -
     Payments under revolving credit facility...................................................        (47,300)           -
     Net increase in intercompany investment ...................................................           -            (47,515)
                                                                                                       --------        --------
     Cash used in financing activities..........................................................        (27,550)        (47,515)
                                                                                                       --------        --------

Increase (decrease) in cash and cash equivalents................................................         (1,640)              2
Cash and cash equivalents at beginning of period................................................          1,812               4
                                                                                                       --------        --------
Cash and cash equivalents at end of period......................................................       $    172        $      6
                                                                                                       ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

1. Basis of Presentation:

     The accompanying financial statements as of January 2, 1999, June 27, 1998 and for the fourteen and twenty-seven week periods ended January 2, 1999 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("EFFI" or the "Company") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly owned subsidiary, EFFI. EFFI and Holdings are collectively referred to as the "Company," unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements for the three and six month periods ended December 31, 1997 present the results of operations and cash flows for the business of the Eagle Brand, ReaLemon, Cremora, NoneSuch, Borden Egg Nog and Kava brands prior to its acquisition by the Company from Borden Foods Corporation, BFC Investments, L.P. and certain of their affiliates for an aggregate purchase price of $376.8 million in January 1998.

     The financial statements as of January 2, 1999 and December 31, 1997 and for the fourteen and twenty-seven week periods ended January 2, 1999 and the three and six month periods ended December 31, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and EFFI for the year ended June 27, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Summary of Significant Accounting Policies:

   Comprehensive Income

     A reconciliation of comprehensive income for the fourteen and twenty-seven week periods ended January 2, 1999 consists of (in thousands):

                                                                       Fourteen Weeks Ended           Twenty-Seven Weeks Ended
                                                                          January 2,1999                   January 2, 1999
                                                                ----------------------------------- -------------------------------
                                                                  Eagle Family                        Eagle Family
                                                                 Foods Holdings,    Eagle Family    Foods Holdings,    Eagle Family
                                                                      Inc.          Foods, Inc.           Inc.          Foods, Inc.
                                                                ---------------- ----------------- ----------------- --------------
     Net income................................................     $ 6,161           $ 6,169           $ 3,653          $ 3,668
     Foreign currency translation..............................          47                47              (216)            (216)
                                                                    -------           -------           -------          -------
        Comprehensive Income...................................     $ 6,208           $ 6,216           $ 3,437          $ 3,452
                                                                    =======           =======           =======          =======

     As the effect of the other comprehensive income item was not material, a separate statement of comprehensive income has not been presented.

   Slotting Allowances

   The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months.

3. Inventories:

     Inventories are stated at lower of cost or market at January 2, 1999 and at June 27, 1998 and consisted of the following (in thousands):

                                                     January 2,       June 27,
                                                       1999             1998
                                                 ---------------  --------------
     Finished goods..........................        $12,343          $29,717
     Raw material............................          2,315            2,284
                                                     -------          -------
        Total inventories....................        $14,658          $32,001
                                                     =======          =======

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued
                                   (Unaudited)


4. Property and Equipment:

     Property and equipment is recorded at cost on January 2, 1999 and June 27, 1998, and consisted of the following (in thousands):

                                                 January 2,        June 27,
                                                    1999             1998
                                               -------------    -------------
   Land..................................       $    470         $    470
   Buildings and improvements............          6,275            6,185
   Machinery and equipment...............         18,970           18,159
   Construction in progress..............          8,129            1,505
                                                --------         --------


      Total property and equipment.......         33,844           26,319
   Accumulated depreciation..............         (3,145)          (1,528)
                                                --------         --------

      Net property and equipment.........       $ 30,699         $ 24,791
                                                ========         ========

5. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                           January 2,        June 27,      Estimated Useful
                                                                              1999             1998              Lives
                                                                        ---------------  ---------------  ------------------
     Tradenames......................................................      $ 141,000         $ 141,000         40 years
     Goodwill........................................................        136,634           136,505         40 years
     Covenant not to compete.........................................         21,000            21,000          5 years
     Master customer services agreement..............................         17,300            17,300          1 year
                                                                           ---------         ---------

          Total intangible assets....................................        315,934           315,805
     Accumulated amortization........................................        (26,071)          (11,855)
                                                                           ---------         ---------

          Net intangible assets......................................      $ 289,863         $ 303,950
                                                                           =========         =========

6. Debt Obligations:

     Debt obligations consisted of the following (in thousands):

                                                                                                      January 2,         June 27,
                                                                                                        1999               1998
                                                                                                    -------------   ----------------
7.875% term loan facility due December 31, 2005............................................           $174,000          $174,750
8.750% senior subordinated notes due January 15, 2008......................................            115,000           115,000
7.625% revolving credit facility due December 31, 2004.....................................               -               28,500
8.750% revolving credit facility swingline loan due December 31, 2004......................              1,700              -
                                                                                                      --------          --------

     Total debt obligations................................................................            290,700           318,250
        Less current portion of long-term debt.............................................             (1,000)           (1,250)
                                                                                                      --------          --------

     Long-term debt obligations............................................................           $289,700          $317,000
                                                                                                      ========          ========

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued
                                   (Unaudited)


Senior Credit Facilities

         EFFI received senior bank financing from a group of lenders in an aggregate principal amount of up to $245.0 million (the "Senior Credit Facilities"). The Senior Credit Facilities consist of (i) a $70.0 million seven-year revolving credit facility including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175.0 million eight-year term loan (the "Term Loan Facility"). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

     The obligations of EFFI under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of EFFI and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of EFFI and its future domestic subsidiaries. The fair market value of the Senior Credit Facilities at January 2, 1999 approximates the carrying value.

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250%. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at January 2, 1999 was approximately $2.7 million based on current interest rates for similar instruments.

   Senior Subordinated Notes

     EFFI issued $115.0 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112.0 million net of underwriting discount. The Notes are due January 15, 2008 and bear interest of 8.75% per annum payable on January 15 and July 15, which commenced July 15, 1998. The fair market value of the senior subordinated notes was approximately $108.0 million at January 2, 1999.

     Annual principal payments for the next five calendar years and thereafter consist of the following (in thousands):

      1999.....................................................      $  1,000
      2000.....................................................         1,000
      2001.....................................................         1,000
      2002.....................................................         1,000
      2003.....................................................        10,000
      Thereafter...............................................       276,700
                                                                     --------
                                                                     $290,700
                                                                     ========

7. Stock Subscription Agreement

         On January 23, 1998, GE Investment Private Placement Partners II, a Limited Partnership, Warburg, Pincus Ventures, L.P., and several officers of Holdings subscribed to purchase a combined 816,750 shares of preferred stock at $100 per share and 825,000 shares of common stock at $1 per share. Full payment for the stock was received from all but two of the officers, who subscribed to purchase an aggregate of 13,117.5 shares of preferred stock and 13,250 shares of common stock. Notes aggregating $825,000 were received from the two officers as partial consideration for the subscription. These notes are collateralized by the shares issued. They have a stated interest rate of prime (as defined) plus
 .5%, with a maturity date of January 23, 2003. The notes have been assigned between common and preferred stock in accordance with the management subscription agreements. Accordingly, notes related to common stock have been presented in the consolidated balance sheet as a reduction of Stockholders' Equity while notes related to the preferred stock have been presented as a reduction of redeemable preferred stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The discussion set forth below of the financial condition and results of operations for the three months and six months ended December 31, 1997 is related to the business of the Eagle Brand, ReaLemon, Cremora, None Such, Borden EggNog and Kava brands prior to its acquisition by the Company from Borden Foods Corporation, BFC Investments, L.P. and certain of their affiliates for an aggregate purchase price of $376.8 million in January 1998 (the "Acquisition").

         The following discussion should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements under this caption constitute forward-looking statements which involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

Results of Operations

Fourteen Week Period Ended January 2, 1999 and Three Months Ended December 31, 1997 (Unaudited)

         Net Sales. The Company's net sales for the fourteen week period ended January 2, 1999 were $103.8 million as compared to $101.0 million for the three months ended December 31, 1997, an increase of $2.8 million, or 2.8%. The increase reflected $2.7 million in higher net sales of sweetened condensed milk, primarily Eagle Brand, due to increased volume and a price increase. The price increase was instituted to offset higher milk costs. There were also net sales increases of $0.8 million in ReaLemon and an increase of $0.2 million in net sales of Borden EggNog and NoneSuch pie fillings during the period. These increases were partially offset by $0.9 million in lower net sales of non-dairy creamer primarily due to the loss of two private label customers at the end of calendar year 1997. Lower private label non-dairy creamer net sales were partially offset by increased branded non-dairy creamer net sales of $0.3 million resulting from the launch of Cremora Royale.

         Cost of Goods Sold. Cost of goods sold was $48.8 million for the fourteen week period ended January 2, 1999 as compared to $45.4 million for the three months ended December 31, 1997, an increase of $3.4 million, or 7.5%. Expressed as a percentage of net sales, cost of goods sold for the fourteen week period ended January 2, 1999 increased to 47.1% from 45.0% for the three months ended December 31, 1997. The increase is primarily driven by milk costs which have increased 29.5% compared to the three months ended December 31, 1997 partially offset by lower lemon concentrate costs and other production efficiencies.

         Distribution Expense. Distribution expense was $3.7 million for the fourteen week period ended January 2, 1999 as compared to $4.0 million for the three months ended December 31, 1997, a decrease of $0.3 million, or 7.5%. Expressed as a percentage of net sales, distribution expense for the fourteen week period ended January 2, 1999 decreased to 3.6% from 4.0% for the three months ended December 31, 1997. The decrease is primarily driven by a change in the distribution network for U.S foodservice sales and Canadian sales as the cost of distribution shifts away from higher cost third-party warehouse distribution costs paid by the Company to a more efficient lower cost distributor based system with the cost of distribution included in distributor trade marketing expenses and net sales.

         Marketing Expense. Marketing expense was $23.9 million for the fourteen week period ended January 2, 1999 as compared to $24.8 million for the three months ended December 31, 1997, a decrease of $0.9 million. The decrease is primarily driven by lower sales administration costs partially offset by increased consumer marketing.

         General and Administrative ("G&A") Expense. Total G&A expense was $3.6 million for the fourteen week period ended January 2, 1999, as compared to $1.6 million for the three months ended December 31, 1997, an increase of $2.0 million, or 125.0%. Expressed as a percentage of net sales, G&A expense for the fourteen week period ended January 2, 1999 increased to 3.5% from 1.6% for the three months ended December 31, 1997. The Company's G&A expenses were based on actual costs compared to the predecessor's G&A expenses which were based on an allocation methodology. The predecessor allocated its G&A costs to its various business units.

         Amortization of Intangibles. Amortization of intangibles was $7.1 million for the fourteen week period ended January 2, 1999, as compared to $0.7 million for the three months ended December 31, 1997, an increase of $6.4 million. The increase is due to amortization of intangibles attributable to the Acquisition.

         Interest Expense. Interest expense net of interest income was $7.2 million for the fourteen week period ended January 2, 1999. The Company's interest expense resulted from the new debt structure established in connection with the Acquisition. There was no interest expense in the three months ended December 31, 1997.

         On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250% . These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at January 2, 1999 was approximately $2.7 million based on current interest rates for similar instruments.

         Income Taxes. The Company recorded an income tax provision of $3.3 million for the fourteen week period January 2, 1999 as compared to a $9.7 million income tax provision for the three months ended December 31, 1997.

Twenty-Seven Week Period Ended January 2, 1999 and Six Months Ended December 31, 1997 (Unaudited)

         Net Sales. The Company's net sales for the twenty-seven week period ended January 2, 1999 were $154.8 million as compared to $153.8 million for the six months ended December 31, 1997, an increase of $1.0 million, or 0.7%. The increase reflected $2.9 million in higher net sales of sweetened condensed milk, primarily Eagle Brand, due to increased volume and a price increase. The price increase was instituted to offset higher milk costs. There were also net sales increases of $0.1 million in None Such pie fillings and an increase of $0.7 million in net sales of Borden Egg Nog during the twenty-seven week period ended January 2, 1999. These increases were partially offset by $2.4 million in lower net sales of non-dairy creamer primarily due to the loss of two private label customers at the end of calendar year 1997. Lower private label non-dairy creamer net sales were partially offset by increased branded non-dairy creamer net sales of $0.9 million resulting from the launch of Cremora Royale. Net sales of ReaLemon were down $0.3 million.

         Cost of Goods Sold. Cost of goods sold was $71.4 million for the twenty-seven week period ended January 2, 1999 as compared to $70.7 million for the six months ended December 31, 1997, an increase of $0.7 million, or 1.0%. Expressed as a percentage of net sales, cost of goods sold for the twenty-seven week period ended January 2, 1999 increased to 46.2% from 46.0% for the six months ended December 31, 1997. The increase in cost of goods sold reflects a 28% increase in the cost of milk as compared to the six months ended December 31, 1997 partially offset by lower lemon concentrate costs and other production efficiencies.

         Distribution Expense. Distribution expense was $6.7 million for the twenty-seven week period ended January 2, 1999 as compared to $8.2 million for the six months ended December 31, 1997, a decrease of $1.5 million, or 18.3%. Expressed as a percentage of net sales, distribution expense for the twenty-seven week period ended January 2, 1999 decreased to 4.3% from 5.3% for the six months ended December 31, 1997. The decrease is primarily driven by a change in the distribution network for U.S foodservice sales and Canadian sales as the cost of distribution shifts away from higher cost third-party warehouse distribution costs paid by the Company to a more efficient lower cost distributor based system with the cost of distribution included in distributor trade marketing expenses and net sales.

         Marketing Expense. Marketing expense was $36.5 million for the twenty-seven week period ended January 2, 1999 as compared to $37.4 million for the six months ended December 31, 1997, a decrease of $0.9 million. The decrease is primarily driven by lower sales administration costs partially offset by increased consumer marketing.

         General and Administrative ("G&A") Expense. Total G&A expense was $6.1 million for the twenty-seven week period ended January 2, 1999, as compared to $5.2 million for the six months ended December 31, 1997, an increase of $0.9 million, or 17.3%. Expressed as a percentage of net sales, G&A expense for the twenty-seven week period ended January 2, 1999 increased to 3.9% from 3.4% for the six months ended December 31, 1997. The Company's G&A expenses were based on actual costs compared to the predecessor's G&A expenses which were based on an allocation methodology. The predecessor allocated its G&A costs to its various business units.

         Amortization of Intangibles. Amortization of intangibles was $14.2 million for the twenty-seven week period ended January 2, 1999, as compared to $1.4 million for the six months ended December 31, 1997, an increase of $12.8 million. The increase is due to amortization of intangibles attributable to the Acquisition.

         Interest Expense. Interest expense net of interest income was $14.2 million for the twenty-seven week period ended January 2, 1999. The Company's interest expense resulted from the new debt structure established in connection with the Acquisition. There was no interest expense in the six months ended December 31, 1997.

         On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250% . These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at January 2, 1999 was approximately $2.7 million based on current interest rates for similar instruments.

     Income Taxes. The Company recorded an income tax provision of $1.9 million for the twenty-seven week period ended January 2, 1999 as compared to a $12.3 million income tax provision for the six months ended December 31, 1997.

   Liquidity and Capital Resources

     Interest payments on the Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates. However, on April 22, 1998 the Company entered into interest rate swap agreements in order to fix the interest rate on $100.0 million of the Term Loan Facility. These swap agreements commenced on July 23, 1998. Borrowings under the Senior Credit Facilities at January 2, 1999 consist of the $174.0 million Term Loan Facility maturing in 2005. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility maturing in 2004, of which a $1.7 million swingline loan was outstanding at January 2, 1999. The Term Loan Facility amortizes $1.0 million in each of the calendar years 1999 through 2002, and $10.0 million, $40.0 million and $120.0 million in the years 2003, 2004 and 2005, respectively.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company expects to spend a total of approximately $14.0 million on capital projects in the fiscal year ending July 3, 1999 to fund management information systems initiatives, expenditures in existing facilities and discretionary capital projects associated with new products. The Company's primary sources of liquidity will be cash flows from operations and borrowings under the Revolving Credit Facility.

     Net cash provided by operating activities for the twenty-seven week period ended January 2, 1999 was $33.7 million.

     Net cash used in financing activities for the twenty-seven week period ended January 2, 1999 was $27.6 million. This consisted of $28.5 million in net payments under the Revolving Credit Facility partially offset by $1.7 million in net borrowings under the Revolving Credit Facility Swingline Loan and $0.8 million in principal payments under the Term Loan Facility for the twenty-seven week period.

     Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness.

Seasonality

     The Company's net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden Egg Nog and None Such) are consumed primarily during the November and December holiday seasons. Currently and in recent years, approximately 45% of the Company's sales have occurred in the last quarter of the calendar year.

Recently Issued Accounting Statements

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company expects to adopt this standard in the period ending October 2, 1999. The Company is evaluating this standard and has not yet determined the ultimate impact of this standard on future financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt this standard in the quarter ended October 2, 1999. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on future financial statements.

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

     The Company's efforts to address the 2000 issues are divided into three areas that include: (1) installing the PeopleSoft enterprise-wide system for business and accounting systems; (2) systems that will not be replaced by the enterprise-wide system, including non-information technology systems such as plant process controls; and (3) external suppliers and customers. A discussion of each area of activity follows.

     Enterprise-wide system
     ----------------------

     Historically, the Company has relied upon affiliates of Borden, Inc. for its management information system requirements. On January 25, 1999, the Company, in conjunction with outside consultants, implemented a comprehensive new PeopleSoft enterprise-wide system that replaces the Borden, Inc. business and accounting systems. The Company's version of the PeopleSoft enterprise-wide system software release was developed and warranted by the vendor to be year 2000 compliant.

     Systems not replaced by the enterprise-wide system
     --------------------------------------------------

     For the systems not replaced by the PeopleSoft enterprise-wide implementation, including plant process controls, other non-information technology systems, brokerage reporting systems, telephone and communications systems, the Company has engaged a consultant to assist in the assessment of year 2000 issue vulnerability. Implementation of any recommendations and contingency plan(s) and final system testing are planned to be complete by July 31, 1999. The Company's preliminary review did not identify any serious year 2000 issues. A preliminary budget of $150,000 has been established for consulting and remediation costs in this area.

     Suppliers and Customers
     -----------------------

     The Company has engaged a third party consulting firm to assess and address the risks related to third party suppliers and customers. Efforts related to suppliers and customers, including the assessment of the year 2000 readiness of the Company's customers and suppliers and development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although the Company's systems do not rely significantly on systems of other companies, the Company cannot provide assurance that failure of third parties to address the year 2000 issue will not have an adverse impact on business operations and results. The current estimate for the consultant fees and the development of contingency plans is less than $30,000.

     The Company's preliminary review of third party suppliers and customers did not identify any year 2000 issues that could not be managed using alternate contingency processes. For example, purchase orders to suppliers could be sent manually and customer orders could be received by facsimile.

     Risk
     ----

     Due to the general uncertainty inherent in the year 2000 problem, including the uncertainty associated with suppliers and customers, the potential effect on the financial results and the condition of the Company has not been measured. The Company intends the year 2000 program to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     This table presents descriptions of the financial instruments and derivative instruments that are held by the Company at January 2, 1999 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

     For the liabilities, the table represents principal calendar year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates; the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the six month forward LIBOR rate.

     All amounts are reflected in U.S. Dollars (thousands).

                                                                                                                      Fair
                                  1999        2000        2001        2002         2003    Thereafter     Total      Value
                                  ----        ----        ----        ----         ----    ----------     -----      -----
Liabilities
   Fixed rate..............                                                                 $ 115,000  $ 115,000   $ 108,000
   Average interest rate...                                                                    8.750%     8.750%
   Variable rate...........      $ 1,000     $ 1,000     $ 1,000      $ 1,000    $ 10,000   $ 161,700  $ 175,700   $ 175,700
   Average interest rate...       7.348%      7.348%      7.348%       7.348%      7.348%      7.363%     7.362%
Interest-Rate Derivatives
Variable to fixed:
   Notional amount.........    $ 100,000   $ 100,000   $ 100,000    $ 100,000   $ 100,000              $ 100,000    $ (2,709)
   Average pay rate........       5.943%      5.943%      5.943%       5.955%      5.955%                 5.947%
   Average receive rate....       5.281%      5.281%      5.281%       5.281%      5.281%                 5.281%

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

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Eagle Family Foods Holdings, Inc.

         The Annual Meeting of the stockholders of Holdings was held on December 15, 1998. The matters submitted to the stockholders for a vote included (a) the election of seven directors to the Board of Directors; (b) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending July 3, 1999; and (c) the ratification of the amendment of the By-Laws to reflect the change of Holdings' fiscal year to a 52 or 53 week period ending on the Saturday falling nearest to the last day of June.

         The following table sets forth the results of voting on these matters.

                                                    Number of        Number of
                                                    ---------        ---------
                                        Number of     Votes         Abstentions
                                        ---------     -----         -----------
                                          Votes      AGAINST/         /Broker
                                          -----      --------         -------
                      Matter               FOR       WITHHELD        Non-Votes
                      ------               ---       --------        ---------
    Election of Directors:

Andreas T. Hildebrand ................   967,690        -                -
Kewsong Lee ..........................   967,690        -                -
William A. Lynch .....................   967,690        -                -
Howard H. Newman .....................   967,690        -                -
John O'C. Nugent .....................   967,690        -                -
Donald W. Torey ......................   967,690        -                -
Paul W. Van  Orden ...................   967,690        -                -

Ratification of Appointment  of
PricewaterhouseCoopers LLP ...........   967,690        -                -

Ratification of Amendment of By-
Laws to Change Fiscal Year ...........   967,690        -                -




         Eagle Family Foods, Inc.

         The Annual Meeting of the stockholders of EFFI was held on December 15, 1998. The matters submitted to the stockholders for a vote included (a) the election of seven directors to the Board of Directors; (b) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending July 3, 1999; and (c) the ratification of the amendment of the By-Laws to reflect the change of EFFI's fiscal year to a 52 or 53 week period ending on the Saturday falling nearest to the last day of June.

         The following table sets forth the results of voting on these matters.

                                                       Number of      Number of
                                                       ---------      ---------
                                         Number of       Votes       Abstentions
                                         ---------       -----       -----------
                                           Votes        AGAINST/       /Broker
                                           -----        --------       -------
                      Matter                FOR         WITHHELD      Non-Votes
                      ------                ---         --------      ---------

        Election of Directors:

Andreas T. Hildebrand ................     10,000          -              -
Kewsong Lee ..........................     10,000          -              -
William A. Lynch .....................     10,000          -              -
Howard H. Newman .....................     10,000          -              -
John O'C. Nugent .....................     10,000          -              -
Donald W. Torey ......................     10,000          -              -
Paul W. Van Orden ....................     10,000          -              -

Ratification of Appointment of
PricewaterhouseCoopers LLP ...........     10,000          -              -

Ratification of Amendment of By-
Laws to Change Fiscal Year ...........     10,000          -              -


Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

          4.1 Credit Agreement, dated January 23, 1998, by and among EFFI, Holdings, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998 and as amended by Amendment No. 2, dated November 30, 1998.


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

                                 EAGLE FAMILY FOODS HOLDINGS, INC.

                                 EAGLE FAMILY FOODS, INC.


                                 By: /s/ John O'C Nugent
                                     -------------------------------------------
                                     John O'C Nugent
                                     President and Chief Executive Officer



                                 By:  /s/ Craig A. Steinke
                                      ------------------------------------------
                                      Craig A. Steinke
                                      Vice President and Chief Financial Officer



Date:  February 2, 1999

                                 EXHIBIT INDEX


4.1 Credit Agreement, dated January 23, 1998, by and among EFFI, Holdings, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998 and as amended by Amendment No. 2, dated November 30, 1998.

27.1  Financial Data Schedule of Eagle Family Foods Holdings, Inc.

27.2  Financial Data Schedule of Eagle Family Foods, Inc.