Form 10-Q/A
period 1998-09-26
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 1999-05-14
CIK 1054040, 1059761

May 14, 1999


Securities and Exchange Commission
Fiduciary Plaza
450 Fifth Street, N.W.
Washington,  D.C.  20549

Re:  Eagle Family Foods Holdings, Inc.
     Eagle Family Foods, Inc.
     Report on Form 10-Q/A
     (File Nos. 333-50305 and 333-50305-01)
     --------------------------------------

Ladies and Gentlemen:

Pursuant to the Securities Exchange Act of 1934, as amended, Eagle Family Foods Holdings, Inc., a Delaware corporation, and Eagle Family Foods, Inc., a Delaware corporation (the "Registrants") transmit herewith for filing with the Securities and Exchange Commission (the "Commission") an amendment to the Registrants' Report on Form 10-Q for the quarterly period ended September 26, 1998 (the "10-Q/A").

The 10-Q/A is being filed to correct certain typographical errors in the Registrants' historical Statements of Cash Flows for the three months ended September 27, 1997.

This filing is being effected by direct transmission to the Commission's EDGAR System.

If you have any questions or comments with respect to this filing, please do not hesitate to contact the undersigned at (614) 225-7311.

Very truly yours,


/s/ Marc Currey

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                  FORM 10-Q/A
(Mark One)

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

                                  ___________

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

================================================================================

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                                                                       PAGE
                                                                                                                       ----
   Eagle Family Foods, Inc.

   Eagle Family Foods, Inc. Statements of Operations for the three months
       ended September 26, 1998 and September 27, 1997.............................................................      2

   Eagle Family Foods, Inc. Balance Sheets, as of September 26, 1998 and June 27, 1998.............................      3

   Eagle Family Foods, Inc. Statements of Cash Flows for the three months
       ended September 26, 1998 and September 27, 1997.............................................................      4

   Eagle Family Foods Holdings, Inc.

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the three months
       ended September 26, 1998 and September 27, 1997.............................................................      5

   Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets, as of September 26, 1998 and
       September 27, 1997..........................................................................................      6

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the three months
       ended September 26, 1998 and September 27, 1997.............................................................      7

   Notes to the Financial Statements...............................................................................      8

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE FAMILY FOODS, INC.

                           STATEMENTS OF OPERATIONS
                 For the Three Months Ended September 26, 1998
                            AND SEPTEMBER 27, 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   SEPTEMBER 26,     SEPTEMBER 27,
                                                                                      1998              1997
                                                                                 ---------------    ---------------
                                                                                                      Predecessor
Net sales........................................................................        $50,957            $52,833
Cost of goods sold...............................................................         22,558             25,290
                                                                                 ---------------    ---------------

Gross profit.....................................................................         28,399             27,543
Distribution expense.............................................................          2,978              4,231
Marketing expense................................................................         12,587             12,646
General and administrative expense...............................................          2,596              3,644
Amortization of intangibles......................................................          7,113                731
                                                                                 ---------------    ---------------

Operating income.................................................................          3,125              6,291
Interest expense, net............................................................          6,976                  -
                                                                                 ---------------    ---------------

Income (loss) before income taxes................................................         (3,851)             6,291
Income tax expense (benefit).....................................................         (1,350)             2,615
                                                                                 ---------------    ---------------

Net income (loss)................................................................        $(2,501)           $ 3,676
                                                                                 ===============    ===============

  The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.

                                BALANCE SHEETS
                  AS OF SEPTEMBER 26, 1998 AND JUNE 27, 1998
                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             SEPTEMBER           JUNE 27,
                                                                                             26, 1998              1998
                                                                                          --------------      --------------
                                         ASSETS                                             (Unaudited)
Current Assets:
  Cash and cash equivalents..............................................................      $  2,258            $  1,812
  Accounts receivable, net...............................................................        16,046              12,368
  Inventories  (Note 3)..................................................................        34,684              32,001
  Other current assets...................................................................         3,030                 261
                                                                                          -------------       -------------
     Total Current Assets................................................................        56,018              46,442
Property and Equipment, Net (Note 4).....................................................        27,274              24,791
Notes Receivable from Related Parties (Note 7)...........................................           825                 825
Intangibles, Net  (Note 5)...............................................................       296,841             303,950
Deferred Income Taxes....................................................................        15,626              14,246
Other Noncurrent Assets..................................................................         8,761               8,986
                                                                                          -------------       -------------

Total Assets.............................................................................      $405,345            $399,240
                                                                                          =============       =============

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 6).............................................      $  1,250            $  1,250
  Accounts payable.......................................................................         9,008               9,665
  Other accrued liabilities..............................................................        11,791               8,122
  Accrued interest.......................................................................         4,816               7,209
                                                                                          -------------       -------------
Total Current Liabilities................................................................        26,865              26,246
                                                                                          -------------       -------------

Long-Term Debt (Note 6)..................................................................       325,250             317,000
                                                                                          -------------       -------------
Commitments and Contingencies
Stockholder's Equity:
  Common stock, $0.1 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding..............................................................             1                   1
  Additional paid-in capital.............................................................        82,500              82,500
  Accumulated deficit....................................................................       (28,945)            (26,444)
  Accumulated translation adjustment.....................................................          (326)                (63)
                                                                                          -------------       -------------
     Total Stockholder's Equity..........................................................        53,230              55,994
                                                                                          -------------       -------------

Total Liabilities and Stockholder's Equity...............................................      $405,345            $399,240
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

                           EAGLE FAMILY FOODS, INC.

                           Statements of Cash Flows
                 FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1998
                            AND SEPTEMBER 27, 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                   SEPTEMBER 26,      SEPTEMBER 27,
                                                                                                       1998               1997
                                                                                                 ---------------    ---------------
                                                                                                                      Predecessor
Cash Flows Used In Operating Activities:
  Net income (loss)...........................................................................        $(2,501)           $ 3,676
  Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
     Depreciation and amortization............................................................          8,047              1,551
     Deferred taxes...........................................................................         (1,380)                 -
     Net change in current assets and liabilities
       Accounts receivable....................................................................         (3,678)            (3,728)
       Inventories............................................................................         (2,683)             7,170
       Accounts payable.......................................................................           (657)                98
       Other assets...........................................................................         (2,769)              (290)
       Other liabilities......................................................................          1,078               (141)
                                                                                                 ------------       ------------
  Cash used in operating activities...........................................................         (4,543)             8,336
                                                                                                 ------------       ------------

Cash Used In Investing Activities:
  Capital expenditures........................................................................         (3,261)            (1,025)
                                                                                                 ------------       ------------
  Cash used in investing activities...........................................................         (3,261)            (1,025)
                                                                                                 ------------       ------------

Cash From Financing Activities:
  Proceeds from long-term debt................................................................          8,500                  -
  Payment of long-term debt...................................................................           (250)                 -
  Net increase in intercompany investment.....................................................              -             (7,311)
                                                                                                 ------------       ------------
  Cash from financing activities..............................................................          8,250             (7,311)
                                                                                                 ------------       ------------

Increase (decrease) in cash and cash equivalents..............................................            446                  0
Cash and cash equivalents at beginning of period..............................................          1,812                  4
                                                                                                 ------------       ------------

Cash and cash equivalents at end of period....................................................        $ 2,258            $     4
                                                                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1998
                            AND SEPTEMBER 27, 1997
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   SEPTEMBER 26,      SEPTEMBER 27,
                                                                                       1998               1997
                                                                                  --------------     --------------
                                                                                                     (Predecessor)
Net sales........................................................................  $      50,957      $      52,833
Cost of goods sold...............................................................         22,558             25,290
                                                                                   -------------      -------------

Gross profit.....................................................................         28,399             27,543
Distribution expense.............................................................          2,978              4,231
Marketing expense................................................................         12,587             12,646
General and administrative expense...............................................          2,603              3,644
Amortization of intangibles......................................................          7,113                731
                                                                                   -------------      -------------

Operating income.................................................................          3,118              6,291
Interest expense, net............................................................          6,976                  -
                                                                                   -------------      -------------

Income (loss) before income taxes................................................         (3,858)             6,291
Income tax expense (benefit).....................................................         (1,350)             2,615
                                                                                   -------------      -------------

Net income (loss)................................................................  $      (2,508)     $       3,676
                                                                                   =============      =============

   The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 26, 1998 AND JUNE 27, 1998
                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             SEPTEMBER           JUNE 27,
                                                                                             26, 1998              1998
                                                                                         --------------      --------------
                                         ASSETS                                             (Unaudited)
Current Assets:
  Cash and cash equivalents..............................................................  $      2,258        $      1,812
  Accounts receivable, net...............................................................        16,046              12,368
  Inventories  (Note 3)..................................................................        34,684              32,001
  Other current assets...................................................................         3,030                 261
                                                                                           ------------        ------------
     Total Current Assets................................................................        56,018              46,442
Property and Equipment, Net (Note 4).....................................................        27,274              24,791
Intangibles, Net  (Note 5)...............................................................       296,841             303,950
Deferred Income Taxes....................................................................        15,626              14,246
Other Noncurrent Assets..................................................................         8,761               8,986
                                                                                           ------------        ------------

Total Assets.............................................................................  $    404,520        $    398,415
                                                                                           ============        ============

                     Liabilities and Stockholders' Deficit
Current Liabilities:
  Current portion of long-term debt (Note 6).............................................  $      1,250        $      1,250
  Accounts payable.......................................................................         9,009               9,666
  Other accrued liabilities..............................................................        11,791               8,122
  Accrued interest.......................................................................         4,816               7,209
                                                                                           ------------        ------------
Total Current Liabilities................................................................        26,866              26,247
                                                                                           ------------        ------------

Long-Term Debt (Note 6)..................................................................       325,250             317,000
                                                                                           ------------        ------------
Commitments and Contingencies
Redeemable Preferred Stock:
     Series A preferred stock, $100 stated value,
     1,000,000 shares authorized, 816,750 shares
     issued and outstanding, at redemption
     value...............................................................................        87,180              85,144
  Subscription receivable (Note 7).......................................................          (817)               (817)
                                                                                           ------------        ------------
                                                                                                 86,363              84,327
                                                                                           ------------        ------------
Stockholders' Deficit:
  Common stock, $0.1 par value, 1,200,000 shares authorized, 970,880 shares
     issued and outstanding..............................................................            10                  10
  Additional paid-in capital.............................................................           962                 962
  Unearned Compensation..................................................................          (128)               (135)
  Accumulated deficit....................................................................       (34,469)            (29,925)
  Subscription receivables...............................................................            (8)                 (8)
  Accumulated translation adjustment.....................................................          (326)                (63)
                                                                                           ------------        ------------
     Total Stockholders' Deficit.........................................................       (33,959)            (29,159)
                                                                                           ------------        ------------

Total Liabilities and Stockholders' Deficit............................................... $    404,520        $    398,415
                                                                                           ============        ============

  The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1998
                             AND SEPTEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  SEPTEMBER 26,      SEPTEMBER 27,
                                                                                                     1998               1997
                                                                                                 --------------     --------------
                                                                                                                    Predecessor
Cash Flows Used In Operating Activities:
  Net income (loss)...........................................................................   $     (2,508)      $      3,676
  Adjustments to reconcile net income (loss) to net cash from (used in) operating activities
     Depreciation and amortization............................................................          8,054              1,551
     Deferred taxes...........................................................................         (1,380)                 -
     Net change in current assets and liabilities
       Accounts receivable....................................................................         (3,678)            (3,728)
       Inventories............................................................................         (2,683)             7,170
       Accounts payable.......................................................................           (657)                98
       Other assets...........................................................................         (2,769)              (290)
       Other liabilities......................................................................          1,078               (141)
                                                                                                 ------------       ------------
  Cash used in operating activities...........................................................         (4,543)             8,336
                                                                                                 ------------       ------------

Cash Used In Investing Activities:
  Capital expenditures........................................................................         (3,261)            (1,025)
                                                                                                 ------------       ------------
  Cash used in investing activities...........................................................         (3,261)            (1,025)
                                                                                                 ------------       ------------

Cash From Financing Activities:
  Proceeds from long-term debt................................................................          8,500                  -
  Payment of long-term debt...................................................................           (250)                 -
  Net increase in intercompany investment.....................................................              -             (7,311)
                                                                                                 ------------       ------------
  Cash from financing activities..............................................................          8,250             (7,311)
                                                                                                 ------------       ------------

Increase (decrease) in cash and cash equivalents..............................................            446                  0
Cash and cash equivalents at beginning of period..............................................          1,812                  4
                                                                                                 ------------       ------------

Cash and cash equivalents at end of period....................................................   $      2,258       $          4
                                                                                                 ============       ============

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION:

     The accompanying financial statements present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("EFFI" or the "Company") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, EFFI. EFFI and Holdings are collectively referred to as the "Company," unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Comprehensive Income

     A reconciliation of comprehensive loss for the three months ended September 26, 1998 consists of (in thousands):

                                                                               EAGLE FAMILY
                                                                              FOODS HOLDINGS,          EAGLE FAMILY
                                                                                   Inc.                 FOODS, INC.
                                                                           ------------------      ------------------
     Net loss..............................................................   $        (2,508)        $        (2,501)
     Foreign currency translation..........................................              (263)                   (263)
                                                                           ------------------      ------------------
       Comprehensive Loss..................................................   $        (2,771)        $        (2,764)
                                                                           ==================      ==================

     As the effect of the other comprehensive income item was not material, a separate statement of comprehensive income has not been presented.


3. INVENTORIES:

     Inventories are stated at lower of cost or market at September 26, 1998 and at June 27, 1998 and consisted of the following (in thousands):

                                                                                  SEPTEMBER 26,             JUNE 27,
                                                                                       1998                   1998
                                                                               --------------------    -------------------
     Finished goods......................................................                   $32,191                $29,717
     Raw material........................................................                     2,493                  2,284
                                                                               --------------------    -------------------
       Total inventories.................................................                   $34,684                $32,001
                                                                               ====================    ===================

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)


4. PROPERTY AND EQUIPMENT:

     Property and equipment is recorded at cost on September 26, 1998 and June 27, 1998, and consisted of the following (in thousands):

                                                                                           SEPTEMBER 26,       JUNE 27,
                                                                                                1998             1998
                                                                                         ----------------    --------------
     Land................................................................................        $   470      $   470
     Buildings and improvements..........................................................          6,279        6,185
     Machinery and equipment.............................................................         18,316       18,159
     Construction in progress............................................................          4,444        1,505
                                                                                         ----------------    --------------

       Total property and equipment......................................................         29,509       26,319
     Accumulated depreciation............................................................         (2,235)      (1,528)
                                                                                         ----------------    --------------

       Net property and equipment........................................................        $27,274      $24,791
                                                                                         ================    ==============

5. INTANGIBLE ASSETS:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                SEPTEMBER 26,             JUNE 27,             ESTIMATED
                                                                    1998                    1998                USEFUL
                                                                                                                 LIVES
                                                                ---------------        ----------------      ------------
     Tradenames........................................                $141,000                $141,000        40 years
     Goodwill..........................................                 136,499                 136,505        40 years
     Covenant not to compete...........................                  21,000                  21,000         5 years
     Master customer services agreement................                  17,300                  17,300         1 year
                                                                ---------------        ----------------

        Total intangible assets........................                 315,799                 315,805
     Accumulated amortization..........................                 (18,958)                (11,855)
                                                                ---------------        ----------------

        Net intangible assets..........................                $296,841                $303,950
                                                                ===============        ================

6. DEBT OBLIGATIONS:

     Debt obligations consisted of the following (in thousands):

                                                                                SEPTEMBER 26,            JUNE 27,
                                                                                     1998                  1998
                                                                               ---------------       ---------------
7.875% term loan facility due December 31, 2005............................     $      174,500        $      174,750
8.750% senior subordinated notes due January 15, 2008......................            115,000               115,000
7.625% revolving credit facility due December 31, 2004.....................             37,000                28,500
                                                                               ---------------       ---------------

       Total debt obligations..............................................            326,500               318,250
         Less current portion of long-term debt............................             (1,250)               (1,250)
                                                                               ---------------       ---------------

       Long-term debt obligations..........................................     $      325,250        $      317,000
                                                                               ===============       ===============

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

  Annual principal payments for the next five calendar years and thereafter consist of the following (in thousands):

   1999......................................................................       $  1,000
   2000......................................................................          1,000
   2001......................................................................          1,000
   2002......................................................................          1,000
   2003......................................................................         10,000
   Thereafter................................................................        312,500
                                                                                ------------
                                                                                    $326,500
                                                                                ============

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

                                        EAGLE FAMILY FOODS HOLDINGS, INC.

                                        EAGLE FAMILY FOODS, INC.


                                        By:  /s/ John O'C Nugent
                                             -------------------------------
                                             John O'C Nugent
                                             President and Chief Executive
                                             Officer


                                        By:  /s/ Craig A. Steinke
                                             -------------------------------
                                             Craig A. Steinke
                                             Vice President and Chief Financial
                                             Officer


Date:  May 14, 1999