Form 10-Q
period 1999-04-03
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 1999-05-14
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   _________

                                   FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 For the quarterly period ended APril 3, 1999

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from  _______ to  _____

              Commission file numbers 333-50305 and 333-50305-01

                                   _________

                       EAGLE FAMILY FOODS HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                              13-3983598
     (State or other jurisdiction                  (IRS Employer
     of incorporation or organization)          Identification Number)

                           EAGLE FAMILY FOODS, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              13-3982757
     (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)            Identification number

          220 WHITE PLAINS ROAD                         10591
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

                              Yes [X]     No [_]

  As of May 14, 1999, there were 975,980 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS                                                                                        PAGE
                                                                                                                        ----
   Eagle Family Foods, Inc.

   Eagle Family Foods, Inc. Statements of Operations for the ninety-one and two hundred eighty day periods
    ended April 3, 1999, the sixty-four day period ended March 28, 1998 and the twenty-three and two hundred               2
    nine day periods ended January 23, 1998 (Predecessor)...................................................

   Eagle Family Foods, Inc. Balance Sheets, as of April 3, 1999 and June 27, 1998...........................               3

   Eagle Family Foods, Inc. Statements of Cash Flows for the two hundred eighty day period ended April 3, 1999, the sixty-four day period ended March 28, 1998 and the two hundred nine day period ended January 23,
    1998 (Predecessor)......................................................................................               4

   Eagle Family Foods Holdings, Inc.

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the ninety-one and two hundred eighty day periods ended April 3, 1999, the sixty-four day period ended March 28, 1998 and the
    twenty-three and two hundred nine day periods ended January 23, 1998 (Predecessor)..........................           5

   Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets, as of April 3, 1999 and June 27, 1998............        6

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the two hundred eighty day
    period ended April 3, 1999, the sixty-four day period ended March 28, 1998 and the two hundred nine day                7
    period ended January 23, 1998 (Predecessor).................................................................

   Notes to the Financial Statements...............................................................................        8

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................       12

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................       16

PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................       18

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE FAMILY FOODS, INC.

                           STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)

                                       NINETY-ONE     SIXTY-FOUR     TWENTY-THREE      TWO HUNDRED      SIXTY-FOUR    TWO HUNDRED
                                       DAY PERIOD     DAY PERIOD      DAY PERIOD        EIGHTY DAY      DAY PERIOD      NINE DAY
                                          ENDED         ENDED            ENDED         PERIOD ENDED       ENDED       PERIOD ENDED
                                         APRIL 3,      MARCH 28,       JANUARY 23,        APRIL 3,       MARCH 28,     JANUARY 23,
                                          1999           1998             1998             1999            1998           1998
                                      -----------    -----------     -------------     ------------     ----------    ------------
                                      (UNAUDITED)    (UNAUDITED)     (PREDECESSOR)      (UNAUDITED)     (UNAUDITED)   (PREDECESSOR)
                                                                                                                       (UNAUDITED)
Net sales...........................  $    32,293    $    24,177     $       7,693     $    187,069     $   24,177    $    161,562
Cost of goods sold..................       14,641         18,881             5,154           86,003         18,881          75,794
                                      -----------    -----------     -------------     ------------     ----------    ------------
Gross profit........................       17,652          5,296             2,539          101,066          5,296          85,768

Distribution expense................        2,318          1,556               303            9,036          1,556           8,488
Marketing expense...................       13,153          5,122             2,095           49,644          5,122          39,539
General and administrative expense..        3,312          1,584               767            9,434          1,584           5,984
Amortization of intangibles.........        4,231          4,736               243           18,460          4,736           1,706
In-process research and
 development write-off..............            -         23,900                 -                -         23,900               -
                                      -----------    -----------     -------------     ------------     ----------    ------------

Operating income (loss).............       (5,362)       (31,602)             (869)          14,492        (31,602)         30,051
Interest expense net................        6,550          4,672                 -           20,769          4,672               -
                                      -----------    -----------     -------------     ------------     ----------    ------------

Income (loss) before income taxes...      (11,912)       (36,274)             (869)          (6,277)       (36,274)         30,051
Income tax expense (benefit)........       (4,172)       (12,697)             (287)          (2,205)       (12,697)         12,069
                                      -----------    -----------     -------------     ------------     ----------    ------------

Net income (loss)...................  $    (7,740)   $   (23,577)    $        (582)    $     (4,072)    $  (23,577)   $     17,982
                                      ===========    ===========     =============     ============     ==========    ============



  The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.

                                BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                APRIL 3,              JUNE 27,
                                                                                                  1999                  1998
                                                                                            --------------        --------------
                                         ASSETS                                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents..............................................................   $          752        $        1,812
  Accounts receivable, net...............................................................           13,984                12,368
  Inventories  (Note 3)..................................................................           29,204                32,001
  Other current assets...................................................................            4,019                   261
                                                                                            --------------        --------------
     Total Current Assets................................................................           47,959                46,442
Property and Equipment, Net (Note 4).....................................................           32,626                24,791
Notes Receivable from Related Parties (Note 7)...........................................              625                   825
Intangibles, Net (Note 5)................................................................          285,665               303,950
Deferred Income Taxes....................................................................           16,516                14,246
Other Noncurrent Assets..................................................................            8,286                 8,986
                                                                                            --------------        --------------
Total Assets.............................................................................   $      391,677        $      399,240
                                                                                            ==============        ==============

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 6).............................................   $        1,000        $        1,250
  Accounts payable.......................................................................           14,224                 9,665
  Other accrued liabilities..............................................................            7,412                 8,122
  Accrued interest.......................................................................            2,390                 7,209
                                                                                            --------------        --------------
Total Current Liabilities................................................................           25,026                26,246

Long-Term Debt (Note 6)..................................................................          314,750               317,000

Commitments and Contingencies

Stockholder's Equity:
  Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding..............................................................                1                     1
  Additional paid-in capital.............................................................           82,500                82,500
  Accumulated deficit....................................................................          (30,516)              (26,444)
  Accumulated translation adjustment.....................................................              (84)                  (63)
                                                                                            --------------        --------------
     Total Stockholder's Equity..........................................................           51,901                55,994
                                                                                            --------------        --------------
Total Liabilities and Stockholder's Equity...............................................   $      391,677        $      399,240
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

                           EAGLE FAMILY FOODS, INC.

                           STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  TWO HUNDRED    SIXTY-FOUR      TWO HUNDRED
                                                                                  EIGHTY DAY     DAY PERIOD       NINE DAY
                                                                                 PERIOD ENDED      ENDED       PERIOD ENDED
                                                                                   APRIL 3,       MARCH 28,      JANUARY 23,
                                                                                     1999           1998            1998
                                                                                ------------    ------------    ------------
                                                                                                                (PREDECESSOR)
Cash Flows From (Used In) Operating Activities:
  Net income (loss)...........................................................  $     (4,072)   $    (23,577)   $     17,982
  Adjustments to reconcile net income (loss) to net cash from (used in)
  operating activities........................................................
     Depreciation and amortization............................................        22,073           5,338           3,660
     Gain on sale of fixed assets.............................................             -               -             312
     In-process research and development write-off............................             -          23,900               -
     Deferred taxes...........................................................        (2,270)        (12,697)              -
     Net change in current assets and liabilities
       Accounts receivable....................................................        (1,616)        (12,230)          4,466
       Inventories............................................................         2,797            (986)         24,939
       Accounts payable.......................................................         4,559          13,190          (2,602)
       Other assets...........................................................        (3,758)           (158)            (77)
       Other liabilities......................................................        (5,600)          5,400           2,347
                                                                                ------------    ------------    ------------
  Cash from (used in) operating activities....................................        12,113          (1,820)         51,027

Cash Used In Investing Activities:
  Capital expenditures........................................................       (10,708)            (17)         (1,876)
  Acquisition costs...........................................................          (165)         (1,683)              -
                                                                                ------------    ------------    ------------
  Cash used in investing activities...........................................       (10,873)         (1,700)         (1,876)

Cash From (Used In) Financing Activities:
  Proceeds from long term debt................................................             -          10,000               -
  Proceeds from repayment of notes receivable.................................           200               -               -
  Net decrease in revolving credit............................................        (1,750)              -               -
  Payment of long term debt...................................................          (750)              -
  Net decrease in intercompany investment.....................................             -               -         (49,131)
                                                                                ------------    ------------    ------------
  Cash from (used in) financing activities....................................        (2,300)         10,000         (49,131)

Increase (decrease) in cash and cash equivalents..............................        (1,060)          6,480              20
Cash and cash equivalents at beginning of period..............................         1,812           3,798               4
                                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period....................................  $        752    $     10,278    $         24
                                                                                ============    ============    ============

Supplemental Disclosure
  Interest paid...............................................................  $     25,004    $         39    $          -
                                                                                ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)

                                        NINETY-ONE     SIXTY-FOUR     TWENTY-THREE     TWO HUNDRED    SIXTY-FOUR      TWO HUNDRED
                                        DAY PERIOD     DAY PERIOD      DAY PERIOD       EIGHTY DAY    DAY PERIOD       NINE DAY
                                           ENDED         ENDED           ENDED         PERIOD ENDED      ENDED       PERIOD ENDED
                                         APRIL 3,      MARCH 28,      JANUARY 23,        APRIL 3,      MARCH 28,      JANUARY 23,
                                           1999           1998           1998             1999           1998            1998
                                      -----------     -----------    -------------     -----------    -----------    -------------
                                      (UNAUDITED)     (UNAUDITED)    (PREDECESSOR)     (UNAUDITED)    (UNAUDITED)    (PREDECESSOR)
                                                                                                                      (UNAUDITED)
Net sales...........................  $    32,293     $    24,177    $       7,693     $   187,069    $    24,177    $     161,562
Cost of goods sold..................       14,641          18,881            5,154          86,003         18,881           75,794
                                      -----------     -----------    -------------     -----------    -----------    -------------
Gross profit........................       17,652          5,296             2,539         101,066          5,296           85,768

Distribution expense................        2,318          1,556               303           9,036          1,556            8,488
Marketing expense...................       13,153          5,122             2,095          49,644          5,122           39,539
General and administrative expense..        3,320          1,589               767           9,457          1,589            5,984
Amortization of intangibles.........        4,231          4,736               243          18,460          4,736            1,706
In-process research and
 development write-off..............            -         23,900                 -               -         23,900                -
                                      -----------     ----------     -------------     -----------    -----------    -------------

Operating income (loss).............       (5,370)       (31,607)             (869)         14,469        (31,607)          30,051
Interest expense net................        6,550          4,672                 -          20,769          4,672                -
                                      -----------     ----------     -------------     -----------    -----------    -------------

Income (loss) before income taxes...      (11,920)       (36,279)             (869)         (6,300)       (36,279)          30,051
Income tax expense (benefit)........       (4,172)       (12,697)             (287)         (2,205)       (12,697)          12,069
                                      -----------     ----------     -------------     -----------    -----------    -------------

Net income (loss)...................  $    (7,748)    $  (23,582)    $        (582)    $    (4,095)   $   (23,582)   $      17,982
                                      ===========     ==========     =============     ===========    ===========    =============


  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              APRIL 3,        JUNE 27,
                                                                                               1999            1998
                                                                                            -----------     ----------
                                         ASSETS                                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents..............................................................   $       752     $    1,812
  Accounts receivable, net...............................................................        13,984         12,368
  Inventories (Note 3)...................................................................        29,204         32,001
  Other current assets...................................................................         4,019            261
                                                                                            -----------     ----------
     Total Current Assets................................................................        47,959         46,442
Property and Equipment, Net (Note 4).....................................................        32,626         24,791
Intangibles, Net (Note 5)................................................................       285,665        303,950
Deferred Income Taxes....................................................................        16,516         14,246
Other Noncurrent Assets..................................................................         8,286          8,986
                                                                                            -----------     ----------
Total Assets.............................................................................   $   391,052     $  398,415
                                                                                            ===========     ==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current portion of long-term debt (Note 6).............................................   $     1,000     $    1,250
  Accounts payable.......................................................................        14,226          9,666
  Other accrued liabilities..............................................................         7,412          8,122
  Accrued interest.......................................................................         2,390          7,209
                                                                                            -----------     ----------
     Total Current Liabilities...........................................................        25,028         26,247
                                                                                            -----------     ----------

Long-Term Debt (Note 6)..................................................................       314,750        317,000

Commitments and Contingencies

Redeemable Preferred Stock:
  Series A preferred stock, $100 stated value, 1,000,000 shares authorized,
    816,750 shares issued and outstanding, at redemption value...........................        91,787         85,144
  Subscription receivable (Note 7).......................................................          (619)          (817)
                                                                                            -----------     ----------
                                                                                                 91,168         84,327
                                                                                            -----------     ----------
Stockholders' Deficit:
  Common stock $0.01 par value, 1,200,000 shares authorized, 975,980
    shares issued and outstanding........................................................            10             10
  Additional paid-in capital.............................................................           966            962
  Unearned compensation..................................................................          (117)          (135)
  Accumulated deficit....................................................................       (40,663)       (29,925)
  Subscription receivable (Note 7).......................................................            (6)            (8)
  Accumulated translation adjustment.....................................................           (84)           (63)
                                                                                            -----------     ----------
     Total Stockholders' Deficit.........................................................       (39,894)       (29,159)
                                                                                            -----------     ----------
Total Liabilities and Stockholders' Deficit..............................................   $   391,052     $  398,415
                                                                                            ===========     ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        TWO HUNDRED    SIXTY-FOUR     TWO HUNDRED
                                                                                        EIGHTY DAY     DAY PERIOD      NINE DAY
                                                                                       PERIOD ENDED       ENDED      PERIOD ENDED
                                                                                          APRIL 3,      MARCH 28,     JANUARY 23,
                                                                                           1999           1998             1998
                                                                                       ------------    ----------    ------------
                                                                                                                     (PREDECESSOR)
Cash Flows From (Used In) Operating Activities:
  Net income (loss)..................................................................  $     (4,095)   $  (23,582)   $     17,982
  Adjustments to reconcile net income (loss) to net cash from (used in) operating activities........................................................................
     Depreciation and amortization...................................................        22,095         5,343           3,660
     Gain on sale of fixed assets....................................................             -             -             312
     In-process research and development write-off...................................             -        23,900               -
     Deferred taxes..................................................................        (2,270)      (12,697)              -
     Net change in current assets and liabilities
       Accounts receivable...........................................................        (1,616)      (12,230)          4,466
       Inventories...................................................................         2,797          (986)         24,939
       Accounts payable..............................................................         4,560        13,190          (2,602)
       Other assets..................................................................        (3,758)         (158)            (77)
       Other liabilities.............................................................        (5,600)        5,400           2,347
                                                                                       ------------    ----------    ------------
  Cash from (used in) operating activities...........................................        12,113        (1,820)         51,027

Cash Used In Investing Activities:
  Capital expenditures...............................................................       (10,708)          (17)         (1,876)
  Acquisition costs..................................................................          (165)       (1,683)              -
                                                                                       ------------    ----------    ------------
  Cash used in investing activities..................................................       (10,873)       (1,700)         (1,876)

Cash From (Used In) Financing Activities:
  Proceeds from long term debt.......................................................             -        10,000               -
  Proceeds from repayment of subscription receivable.................................           200             -               -
  Net decrease in revolving credit...................................................        (1,750)            -               -
  Payment of long term debt..........................................................          (750)            -               -
  Net decrease in intercompany investment............................................             -             -         (49,131)
                                                                                       ------------    ----------    ------------
  Cash from (used in) financing activities...........................................        (2,300)       10,000         (49,131)

Increase (decrease) in cash and cash equivalents.....................................        (1,060)        6,480              20
Cash and cash equivalents at beginning of period.....................................         1,812         3,798               4
                                                                                       ------------    ----------    ------------
Cash and cash equivalents at end of period...........................................  $        752    $   10,278    $         24
                                                                                       ============    ==========    ============
Supplemental Disclosure
  Interest paid......................................................................  $     25,004    $       39    $          -
                                                                                       ============    ==========    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. BASIS OF PRESENTATION:

     The accompanying financial statements as of April 3, 1999, June 27, 1998 and for the ninety-one and two hundred eighty day periods ended April 3, 1999 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("EFFI" or the "Company") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, EFFI. EFFI and Holdings are collectively referred to as the "Company," unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements for the twenty-three and two hundred nine day periods ended January 23, 1998 present the results of operations and cash flows for the business of the Eagle Brand, ReaLemon, Cremora, None Such, Borden Egg Nog and Kava brands prior to its acquisition by the Company from Borden Foods Corporation, BFC Investments, L.P. and certain of their affiliates for an aggregate purchase price of $376.8 million in January 1998.

     The financial statements as of April 3, 1999 and June 27, 1998 and for the ninety-one and two hundred eighty day periods ended April 3, 1999 and the twenty-three and two hundred nine day periods ended January 23, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and EFFI for the year ended June 27, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


2. STATEMENT OF COMPREHENSIVE INCOME:

     A reconciliation of comprehensive income for the ninety-one and two hundred eighty day periods ended April 3, 1999 consists of (in thousands):

                                                      NINETY-ONE DAY PERIOD            TWO HUNDRED EIGHTY DAY PERIOD
                                                       ENDED APRIL 3, 1999                   ENDED APRIL 3, 1999
                                                  ------------------------------      ------------------------------
                                                   EAGLE FAMILY                        EAGLE FAMILY
                                                  FOODS HOLDINGS,   EAGLE FAMILY      FOODS HOLDINGS,   EAGLE FAMILY
                                                       INC.          FOODS, INC.           INC.          FOODS, INC.
                                                  --------------    ------------      --------------    ------------
  Net income................................      $       (7,748)   $     (7,740)     $       (4,095)   $     (4,072)
  Foreign currency translation..............                 195             195                 (21)            (21)
                                                  --------------    ------------      --------------    ------------
    Comprehensive Income....................      $       (7,553)   $     (7,545)     $       (4,116)   $     (4,093)
                                                  ==============    ============      ==============    ============

     As the effect of the other comprehensive income item was not material, a separate statement of comprehensive income has not been presented.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)



3. INVENTORIES:

     Inventories are stated at the lower of cost or market at April 3, 1999 and at June 27, 1998 and consisted of the following (in thousands):

                                                                                             APRIL 3,       JUNE 27,
                                                                                               1999           1998
                                                                                           ----------     ----------
   Finished goods.......................................................................   $   23,931     $   29,281
   Raw material.........................................................................        5,273          2,720
                                                                                           ----------     ----------
       Total inventories................................................................   $   29,204     $   32,001
                                                                                           ==========     ==========

4. PROPERTY AND EQUIPMENT:

     Property and equipment is recorded at cost on April 3, 1999 and June 27, 1998, and consisted of the following (in thousands):

                                                                                             APRIL 3,        JUNE 27,
                                                                                              1999            1998
                                                                                           ----------      ----------
   Land.................................................................................   $      470      $      470
   Buildings and improvements...........................................................        6,306           6,185
   Machinery and equipment..............................................................       28,352          18,159
   Construction in progress.............................................................        1,954           1,505
                                                                                           ----------      ----------

   Total property and equipment.........................................................       37,082          26,319
   Accumulated depreciation.............................................................       (4,456)         (1,528)
                                                                                           ----------      ----------

   Net property and equipment...........................................................   $   32,626      $   24,791
                                                                                           ==========      ==========

5. INTANGIBLE ASSETS:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                  APRIL 3,        JUNE 27,      ESTIMATED
                                                                                   1999            1998        USEFUL LIVES
                                                                                ----------      ----------     ------------
   Tradenames..............................................................     $  141,000      $  141,000       40 years
   Goodwill................................................................        136,664         136,505       40 years
   Covenant not to compete.................................................         21,000          21,000        5 years
   Master customer services agreement......................................         17,300          17,300        1 year
                                                                                ----------      ----------

   Total intangible assets.................................................        315,964         315,805
   Accumulated amortization................................................        (30,299)        (11,855)
                                                                                ----------      ----------

   Net intangible assets...................................................     $  285,665      $  303,950
                                                                                ==========      ==========

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

6. DEBT OBLIGATIONS:

     Debt obligations consisted of the following (in thousands):

                                                                                               APRIL 3,        JUNE 27,
                                                                                                 1999            1998
                                                                                             ----------      ----------
     7.875% term loan facility due December 31, 2005......................................   $  173,750      $  174,750
     8.750% senior subordinated notes due January 15, 2008................................      115,000         115,000
     7.625% revolving credit facility due December 31, 2004...............................       27,000          28,500
     8.750% revolving credit facility swingline loan due December 31, 2004................            -               -
                                                                                             ----------      ----------

     Total debt obligations...............................................................      315,750         318,250
        Less current portion of long-term debt............................................       (1,000)         (1,250)
                                                                                             ----------      ----------

     Long-term debt obligations...........................................................   $  314,750      $  317,000
                                                                                             ==========      ==========

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

     The obligations of EFFI under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of EFFI and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of EFFI and its future domestic subsidiaries. The fair market value of the Senior Credit Facilities at April 3, 1999 approximates the carrying value.

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250%. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at April 3, 1999 was approximately $1.4 million based on current interest rates for similar instruments.

  Senior Subordinated Notes

     EFFI issued $115.0 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112.0 million net of underwriting discount. The Notes are due January 15, 2008 and bear interest of 8.75% per
annum payable on January 15 and July 15.   The fair market value of the senior
subordinated notes was approximately $108.0 million at April 3, 1999.

     Annual principal payments for the next five calendar years and thereafter consist of the following (in thousands):

     1999.......................................................................................................... $   1,000
     2000..........................................................................................................     1,000
     2001..........................................................................................................     1,000
     2002..........................................................................................................     1,000
     2003..........................................................................................................    10,000
     Thereafter....................................................................................................   276,700
                                                                                                                      -------

                                                                                                                    $ 290,700
                                                                                                                      =======

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

     During the third quarter of fiscal 1999, one officer made a $200,000 principal payment in partial satisfaction of the above mentioned notes. Accordingly, the common stock and the redeemable preferred stock have been increased by the proportionate amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The discussion set forth below of the financial condition and results of operations which includes the eighty-seven day period and two hundred seventy-three day period ended March 28, 1998 and includes the twenty-three day period ended January 23, 1998 and the two hundred nine day period ended January 23, 1998, respectively, related to the business of the Eagle Brand, ReaLemon, Cremora, None Such, Borden Egg Nog and Kava brands (the "BBNA Business") prior to its acquisition by the Company from Borden Foods Corporation, ("BFC") BFC Investments, L.P. and certain of their affiliates for an aggregate purchase price of $376.8 million in January 1998 (the "Acquisition").

     The following discussion should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements under this caption constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

RESULTS OF OPERATIONS

Ninety-One Day Period Ended April 3, 1999 and Eighty-Seven Day Period Ended March 28, 1998 (Unaudited)

     The eighty-seven day period ended March 28, 1998 consists of the twenty-three day period ended January 23, 1998 managed by the BBNA Business and the sixty-four day period ended March 28, 1998 managed by EFFI.

     Net Sales. The Company's net sales for the ninety-one day period ended April 3, 1999 were $32.3 million as compared to $31.9 million for the eighty-seven day period ended March 28, 1998, an increase of $0.4 million, or 1.3%.
The increase reflected $2.5 million in net sales resulting from the launch of ReaLemonade and a $1.1 million net sales increase in ReaLemon lemon juice. These increases were partially offset by $2.2 million in lower net sales of sweetened condensed milk, primarily Eagle Brand, and $0.8 million in lower net sales of Borden Egg Nog and None Such pie fillings during the period. These lower sales of Eagle Brand, None Such and Borden Egg Nog were impacted by customers returns of seasonally overstocked saleable goods during the ninety-one day period ended April 3, 1999. Sales in the corresponding 1998 period were not similarly reduced because, as part of the Acquisition agreement, the predecessor company agreed to incur all seasonal returns thru March of 1998.

     Cost of Goods Sold. Cost of goods sold was $14.6 million for the ninety-one day period ended April 3, 1999 as compared to $24.0 million for the eighty-seven day period ended March 28, 1998, a decrease of $9.4 million, or 39.2%. Expressed as a percentage of net sales, cost of goods sold for the ninety-one day period ended April 3, 1999 decreased to 45.2% from 75.2% for the eighty-seven day period ended March 28, 1998. The decrease is primarily attributable to recording a non-cash charge of $5.2 million of additional cost of sales related to expensing of inventories stated at fair market value during the eighty-seven day period ended March 28, 1998. In addition, cost of goods sold in the ninety-one day period ending April 3, 1999, were positively impacted as a result of lower raw material costs.

     Distribution Expense. Distribution expense was $2.3 million for the ninety-one day period ended April 3, 1999 as compared to $1.9 million for the eighty-seven day period ended March 28, 1998, an increase of $0.4 million, or 21.1%. Expressed as a percentage of net sales, distribution expense for the ninety-one day period ended April 3, 1999 increased to 7.1% from 6.0% for the eighty-seven day period ended March 28, 1998. The increase is primarily driven by the impact of costs associated with customer returns, as described above, and additional distribution costs associated with the launch of ReaLemonade.

     Marketing Expense. Marketing expense was $13.2 million for the ninety-one day period ended April 3, 1999 as compared to $7.2 million for the eighty-seven day period ended March 28, 1998, an increase of $6.0 million. The increase is primarily driven by $1.1 million in marketing expenses related to the launch of ReaLemonade plus an increase of $4.4 million in continued advertising and consumer support for Cremora Royale.

     General and Administrative ("G&A") Expense. Total G&A expense was $3.3 million for the ninety-one day period ended April 3, 1999, as compared to $2.4 million for the eighty-seven day period ended March 28, 1998, an increase of $0.9 million, or 37.5%. Expressed as a percentage of net sales, G&A expense for the ninety-one day period ended April 3, 1999 increased to 10.2% from 7.5% for the eighty-seven day period ended March 28, 1998. The Company's G&A expenses for the ninety-one day period ended April 3, 1999 and the sixty-four day period ended March 28, 1998 were based on actual costs compared to the BBNA Business G&A expenses for the twenty-three day period ended January 23, 1998, which were based on an allocation methodology. In addition, the Company's G&A expenses for the ninety-one day period ended April 3, 1999 include costs associated with the Company's PeopleSoft enterprise-wide system for business and accounting systems launched in January, 1999.

     Amortization of Intangibles. Amortization of intangibles was $4.2 million for the ninety-one day period ended April 3, 1999, as compared to $5.0 million for the eighty-seven day period ended March 28, 1998, a decrease of $0.8 million. The decrease is due to the expiration of the one year master customer services agreement established as of the Acquisition.

     Interest Expense. Interest expense net of interest income was $6.6 million for the ninety-one day period ended April 3, 1999 as compared to interest expense net of interest income of $4.7 million for the sixty-four day period ended March 28, 1998. The Company's interest expense resulted from the new debt structure established in connection with the Acquisition. There was no interest expense in the twenty-three day period ended January 23, 1998.

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250% . These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at April 3, 1999 was approximately $1.4 million based on current interest rates for similar instruments.

     Income Taxes. The Company recorded an income tax benefit of $4.2 million for the ninety-one day period ended April 3, 1999 as compared to a $12.7 million income tax benefit for the sixty-four day period ended March 28, 1998 and an income tax benefit of $0.3 million for the twenty-three day period ended January 23, 1998.

     Two Hundred Eighty Day Period Ended April 3, 1999 and Two Hundred Seventy-Three Day Period Ended March 28, 1998 (Unaudited)

     The two hundred seventy-three day period ended March 28, 1998 consists of the two hundred nine day period ended January 23, 1998 managed by the BBNA Business and the sixty-four day period ended March 28, 1998 managed by EFFI.

     Net Sales. The Company's net sales for the two hundred eighty day period ended April 3, 1999 were $187.1 million as compared to $185.7 million for the two hundred seventy-three day period ended March 28, 1998, an increase of $1.4 million, or 0.7%. The increase reflected $2.5 million in net sales resulting from the launch of ReaLemonade, a $2.4 million increase in net sales of branded non-dairy creamer resulting from the launch of Cremora Royale, a $0.8 million net sales increase in ReaLemon lemon juice, a $0.7 million net sales increase in sweetened condensed milk, primarily Eagle Brand, a $0.7 million increase in net sales of bulk industrial non-dairy creamer, and a $0.5 million increase in net sales of Borden Egg Nog. These increases were partially offset by $0.5 million in lower net sales of None Such pie fillings resulting from customer returns, as described above, and $5.7 million in lower net sales of private label non-dairy creamer primarily due to the loss of two private label customers at the end of calendar year 1997.

     Cost of Goods Sold. Cost of goods sold was $86.0 million for the two hundred eighty day period ended April 3, 1999 as compared to $94.7 million for the two hundred seventy-three day period ended March 28, 1998, a decrease of $8.7 million, or 9.2%. Expressed as a percentage of net sales, cost of goods sold for the two hundred eighty day period ended April 3, 1999 decreased to 46.0% from 51.0% for the two hundred seventy-three day period ended March 28, 1998. The decrease in cost of goods sold is primarily attributable to recording a non-cash charge of $5.2 million of additional cost of sales related to expensing of inventories stated at fair market value during the sixty-four day period ended March 28, 1998. In addition, cost of goods sold decreased as a result of lower raw material costs.

     Distribution Expense. Distribution expense was $9.0 million for the two hundred eighty day period ended April 3, 1999 as compared to $10.0 million for the two hundred seventy-three day period ended March 28, 1998, a decrease of $1.0 million, or 10.0%. Expressed as a percentage of net sales, distribution expense for the two hundred eighty day period ended April 3, 1999 decreased to 4.8% from 5.4% for the two hundred seventy three day period ended March 28, 1998. The decrease is primarily driven by a change in the distribution network for U.S foodservice sales and Canadian sales as the cost of distribution shifts away from higher cost third-party warehouse distribution costs paid by the Company to a more efficient lower cost distributor based system with the cost of distribution included in distributor trade marketing expenses and net sales.

     Marketing Expense. Marketing expense was $49.6 million for the two hundred eighty day period ended April 3, 1999 as compared to $44.7 million for the two hundred seventy-three day period ended March 28, 1998, an increase of $4.9 million. The increase is primarily driven by $1.1 million in marketing expenses related to the launch of ReaLemonade plus an increase of $6.9 million in advertising and consumer support for Cremora Royale. These increases in advertising and consumer support are partially offset by $3.1 million in lower selling and marketing administration costs.

     General and Administrative Expense. Total G&A expense was $9.5 million for the two hundred eighty day period ended April 3, 1999, as compared to $7.6 million for the two hundred seventy-three day period ended March 28, 1998, an increase of $1.9 million, or 25.0%. Expressed as a percentage of net sales, G&A expense for the two hundred eighty day period ended April 3, 1999 increased to 5.1% from 4.1% for the two hundred seventy-three day period ended March 28, 1998. The Company's G&A expenses for the two hundred eighty day period ended April 3, 1999 and the sixty-four day period ended March 28, 1998 were based on actual costs compared to the BBNA Business G&A expenses for the two hundred nine day period ended January 23, 1998, which were based on an allocation methodology. In addition, the Company's G&A expenses for the two hundred eighty day period ended April 3, 1999 include costs associated with the start up of the Company's PeopleSoft enterprise-wide system for business and accounting systems.

  Amortization of Intangibles. Amortization of intangibles was $18.5 million for the two hundred eighty day period ended April 3, 1999, as compared to $6.5 million for the two hundred seventy-three day period ended March 28, 1998, an increase of $12.0 million. The increase is due to amortization of intangibles attributable to the Acquisition.

     Interest Expense. Interest expense net of interest income was $20.8 million for the two hundred eighty day period ended April 3, 1999 as compared to interest expense net of interest income of $4.7 million for the sixty-four day period ended March 28, 1998. The Company's interest expense resulted from the new debt structure established in connection with the Acquisition. There was no interest expense in the two hundred nine day period ended March 28, 1998.

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.250% . These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.955% on $75.0 million and 5.905% on $25.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated cost to cancel the interest rate swap agreements at April 3, 1999 was approximately $1.4 million based on current interest rates for similar instruments.

     Income Taxes. The Company recorded an income tax benefit of $2.2 million for the two hundred eighty day period ended April 3, 1999 as compared to a $12.7 million income tax benefit for the sixty-four day period ended March 28, 1998 and an income tax provision of $12.1 million for the two hundred nine day period ended March 28, 1998.

 Liquidity and Capital Resources

     Interest payments on the Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates. However, on April 22, 1998 the Company entered into interest rate swap agreements in order to fix the interest rate on $100.0 million of the Term Loan Facility. These swap agreements commenced on July 23, 1998. Borrowings under the Senior Credit Facilities at April 3, 1999 consisted of the $173.8 million Term Loan Facility maturing in 2005. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility maturing in 2004, of which $27.0 million was outstanding at April 3, 1999. The Term Loan Facility amortizes $1.0 million in each of the calendar years 1999 through 2002, and $10.0 million, $40.0 million and $120.0 million in the years 2003, 2004 and 2005, respectively.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company expects to spend a total of approximately $14.0 million on capital projects in the fiscal year ending July 3, 1999 to fund management information systems initiatives, expenditures in existing facilities and discretionary capital projects associated with new products. As of April 3, 1999, the Company had spent approximately $10.7 million of this amount. The Company's primary sources of liquidity will be cash flows from operations and borrowings under the Revolving Credit Facility.

     Net cash provided by operating activities for the two hundred eighty day period ended April 3, 1999 was $12.1 million.

     Net cash used in financing activities for the two hundred eighty day period ended April 3, 1999 was $2.3 million. This consisted of $1.7 million in net payments under the Revolving Credit Facility Facility and $0.8 million in principal payments under the Term Loan Facility partially offset by $0.2 million in proceeds from repayment of notes receivable (subscription receivable) for the two hundred eighty day period.

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

RECENTLY ISSUED ACCOUNTING STATEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company expects to adopt this standard in the quarter ending October 2, 1999. The Company is evaluating this standard and has not yet determined the ultimate impact of this standard on future financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt this standard in the quarter ending October 2, 1999. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on future financial statements.

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

     Systems not replaced by the enterprise-wide system
     --------------------------------------------------

     For the systems not replaced by the PeopleSoft enterprise-wide implementation, including plant process controls, other non-information technology systems, brokerage reporting systems and telephone and communications systems, the Company is preparing an assessment of vulnerability to the year 2000 issue . Implementation of any recommendations and contingency plan(s) and final system testing are planned to be complete by July 31, 1999. The Company's preliminary review did not identify any serious year 2000 issues. A budget of $150,000 has been established for remediation costs in this area.

     Suppliers and Customers
     -----------------------

     The Company is in the process of assessing and addressing the risks related to third party suppliers and customers. Efforts related to suppliers and customers, including the assessment of the year 2000 readiness of the Company's customers and suppliers and development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although the Company's systems do not rely significantly on systems of other companies, the Company cannot provide assurance that failure of third parties to address the year 2000 issue will not have an adverse impact on business operations and results. The current estimate for this assessment and the development of contingency plans is less than $30,000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     This table presents descriptions of the financial instruments and derivative instruments that are held by the Company at April 3, 1999 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

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

     All amounts are reflected in U.S. Dollars (in thousands).

                                                                                                                          FAIR
                                         1999        2000        2001      2002       2003     THEREAFTER     TOTAL       VALUE
                                       --------    --------    -------    -------    -------   ----------   ---------   ---------
Liabilities
 Fixed rate.........................                                                             $115,000    $115,000    $108,092
 Average interest rate..............                                                                8.750%      8.750%
 Variable rate......................   $  1,000    $  1,000    $ 1,000    $ 1,000    $10,000     $186,750    $200,750    $200,750
 Average interest rate..............      7.310%      7.310%     7.310%     7.310%     7.310%       7.260%      7.263%
INTEREST-RATE DERIVATIVES
Variable to fixed:
 Notional amount....................   $100,000    $100,000    $75,000    $75,000                            $100,000    $ (1,420)
 Average pay rate...................      5.943%      5.943%     5.955%     5.955%                              5.948%
 Average receive rate...............      5.000%      5.000%     5.000%     5.000%                              5.000%

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     3.1  Amended By-Laws of Eagle Family Foods Holdings, Inc.

     3.2  Amended By-Laws of Eagle Family Foods, Inc.

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

                              EAGLE FAMILY FOODS HOLDINGS, INC.

                              EAGLE FAMILY FOODS, INC.


                              By:  /s/ John O'C Nugent
                                   -------------------
                                   John O'C Nugent
                                   President and Chief Executive Officer



                              By:  /s/ Craig A. Steinke
                                   --------------------
                                   Craig A. Steinke
                                   Vice President and Chief Financial Officer



Date:  May 14, 1999

                                 EXHIBIT INDEX


3.1        Amended By-Laws of Eagle Family Foods Holdings, Inc.

3.2        Amended By-Laws of Eagle Family Foods, Inc.

27.1       Financial Data Schedule of Eagle Family Foods Holdings, Inc.

27.2       Financial Data Schedule of Eagle Family Foods, Inc.