Form 10-K405
period 1999-07-30
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 1999-09-24
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 3, 1999

                                       OR

[]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

               Commission file numbers 333-50305 and 333-50305-01
                       Eagle Family Foods Holdings, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3983598
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

                            Eagle Family Foods, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3982757
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)

             220 White Plains Road                               10591
                 Tarrytown, NY                                 (Zip Code)
     (Address of principal executive offices)

       Registrants' telephone number, including area code: (914) 631-3100

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                                 Name of each exchange on which registered
               N/A                                                            N/A

        Securities registered pursuant to Section 12(g) of the Act: None
                                 Title of Class
                                      N/A

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                             Yes [X]     No []

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

     As of September 24, 1999, there were 974,085 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.
================================================================================

                               TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I
  Item 1.     Business  ........................................................................................     2
  Item 2.     Properties  ......................................................................................     7
  Item 3.     Legal Proceedings  ...............................................................................     7
  Item 4.     Submission of Matters to a Vote of the Security Holders  .........................................     7

PART II
  Item 5.     Market for the Registrants' Common Equity and Related Stockholder Matters  .......................     8
  Item 6.     Selected Financial Data  .........................................................................     9
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations  ......................................................................................    10
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk  ......................................    18
  Item 8.     Financial Statements and Supplementary Data  .....................................................    18
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure  ......................................................................................    18

PART III
  Item 10.    Directors and Executive Officers of the Registrants  .............................................    19
  Item 11.    Executive Compensation  ..........................................................................    22
  Item 12.    Security Ownership of Certain Beneficial Owners and Management  ..................................    24
  Item 13.    Certain Relationships and Related Transactions  ..................................................    26

PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K  ................................    27

PART I

Item 1: Business

Business History

     On January 23, 1998 (the "Acquisition Closing"), Eagle Family Foods, Inc. ("Eagle") acquired certain assets of Borden Foods Corporation ("BFC"), BFC Investments, L.P. ("BFC Investments") and certain of their affiliates for an aggregate purchase price of $376.8 million (the "Acquisition"). The assets acquired include, among other things: (i) four manufacturing facilities located in Wellsboro, Pennsylvania; Starkville, Mississippi; Waterloo, New York; and Chester, South Carolina; (ii) all machinery and equipment located at these facilities; (iii) the trademarks Eagle; ReaLemon; ReaLime; Cremora; Kava; None Such and certain other trademarks in North America and in certain foreign territories; and (iv) a non-compete and non-solicitation agreement from BFC and certain of its affiliates. Eagle is a wholly owned subsidiary of Eagle Family Foods Holdings, Inc. ("Holdings"). Eagle and Holdings are collectively referred to as the "Company", unless the context indicates otherwise. Eagle and Holdings were incorporated in Delaware in 1997.

     Financing for the Acquisition and related fees and expenses consisted of
(i) $82.5 million of equity contribution from Holdings (which was financed by Holdings' issuance of preferred and common stock in that amount to GE Investment Private Placement Partners II, a Limited Partnership ("GEI") and Warburg, Pincus Ventures, L.P. ("Warburg" and together with GEI, the "Equity Sponsors"), and certain members of the Company's management, including William A. Lynch and John O'C. Nugent (the "Management Investors"), who contributed approximately $1.7 million of such amount (the "Equity Contribution"); (ii) the issuance of $115.0 million of 8 3/4% senior subordinated notes due 2008 (the "Senior Subordinated Notes"); and (iii) senior secured credit facilities (the "Senior Credit Facilities") in an aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility (the "Term Loan Facility") and a $70.0 million revolving credit facility (the "Revolving Credit Facility"). The Senior Credit Facilities, the Senior Subordinated Notes and the Equity Contribution are referred to herein as the "Financing Transactions."

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

     Since the Acquisition Closing, the Company established an experienced management team, researched and installed a complete enterprise hardware/software system to meet current and future business needs, and implemented consumer-oriented marketing programs and strategies. Also, the Company nationally launched Cremora Royale powdered non-dairy creamer, the Star and Magnolia Hispanic brands of sweetened condensed milk and ReaLemonade liquid concentrate lemonade.

Products and Markets

     The Company manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands, including Eagle brand sweetened condensed milk, ReaLemon lemon juice from concentrate and Cremora powdered non-dairy creamer. In their defined markets within the United States, two of these three principal brands maintain the number one position and the other brand is number two. Of the remaining three brands, two brands are the only products available in their defined categories and one brand maintains the number one position. The retail grocery channel is the Company's primary distribution channel, with additional sales to mass merchandisers, foodservice customers, the U.S. military, industrial customers and private label businesses. The Company's U.S. food business is complemented by a strong presence in Canada and Puerto Rico.

     The following table sets forth net sales data for each of the Company's product lines for the fifty-three week period ended July 3, 1999:

                                                                                   Net Sales     Percentage
            Product Line                Company's Principal Brands / Categories       1999      of Net Sales
-------------------------------------   ----------------------------------------   ----------   -------------
                                                                                   (Dollars in
                                                                                    Millions)
Sweetened condensed milk                Eagle brand                                     $ 79.7         33.2%
                                        Meadow Gold, Magnolia, Star and other             32.8         13.7
Lemon and lime juice, liquid            ReaLemon and ReaLime                              60.7         25.3
   concentrate lemonade                 ReaLemonade                                       11.1          4.6
Non-dairy creamer                       Cremora and Cremora Royale                        29.7         12.4
                                        Private label                                     10.8          4.5
Shelf-stable eggnog                     Borden                                             5.6          2.4
Mincemeat pie filling                   None Such                                          5.3          2.2
Acid neutralized coffee                 Kava                                               4.0          1.7
                                                                                   ------------------------
      Total                                                                             $239.7        100.0%
                                                                                   ========================

     The Company's three largest brands, Eagle brand, ReaLemon/ReaLime, and Cremora/Cremora Royale (the "Cremora line"), accounted for approximately 71% of the Company's 1999 net sales. Eagle brand and the Company's other sweetened condensed milk products are the market leaders in the U.S. sweetened condensed milk category. In 1999, the Company's sweetened condensed milk products accounted for 47% of the Company's net sales. The Company's ReaLemon/ReaLime brands are the market leaders in the lemon and lime juice category and are the only nationally distributed branded products in the category. In 1999, the ReaLemon/ReaLime brands accounted for 25% of the Company's net sales. The Cremora line is the number two branded powdered non-dairy creamer in the U.S. In 1999, the Company's powdered non-dairy creamer product lines accounted for 17% of the Company's net sales. The Company's other three brands accounted for 6% of the Company's 1999 net sales and include None Such, the leading brand of mincemeat pie filling, Borden, the only shelf-stable eggnog, and Kava, the only acid-neutralized coffee.

     In fiscal year 1999, the Company introduced the following new brands within its key product lines:

     Cremora Royale. The Company completed research and product development, and launched Cremora Royale nationally in August 1998, a premium non-dairy creamer extension of Cremora.

     ReaLemonade. The Company completed research and product development, and launched ReaLemonade nationally in April 1999. ReaLemonade is an extension of the successful ReaLemon lemon juice from concentrate, and is the first nationally distributed shelf-stable liquid concentrate lemonade.

     Star and Magnolia Hispanic brands. The Company completed research and product development, and launched Star and Magnolia sweetened condensed milk in key markets across the country in November 1998.

     The Company's marketing programs consist of media advertising, consumer promotions, trade promotion and co-promotion of certain products as ingredients in recipes. Television, print and/or radio advertising are employed for Eagle brand, ReaLemon, ReaLime, ReaLemonade, Cremora and Cremora Royale in an effort to continuously build brand equity and awareness. Since many of the Company's brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes incorporating its brands and has co-promoted these brands with other food companies, such as Tyson Foods, Inc. and Keebler Foods Company, whose products are also incorporated into these recipes. The Company also promotes its seasonal brands, None Such mincemeat pie filling and Borden eggnog, with recipe promotions during the November and December holiday season.

     The Company sells its products in the U.S. through over 60 independent food brokers who represent the Company to the retail grocery trade. The Company also sells its products to foodservice and industrial channels and to international markets. These sales are generated through brokers, distributors, or directly, depending on the size and needs of the customer.

     Sweetened condensed milk. The Company manufactures and markets Eagle brand and additional sweetened condensed milk products. In addition to classic Eagle brand sweetened condensed milk, the Company's other branded sweetened condensed milk products include Magnolia, Meadow Gold, Eagle brand low fat and fat free products and Star and Magnolia Hispanic brands. The Company's Eagle brand products carry the Borden and Elsie trademarks, which are used under a license agreement. The Company also manufactures private label sweetened condensed milk including several labels for a company who distributes and markets these products to certain ethnic markets.

     Retail channels, including grocery and mass merchandisers, are the primary outlets for the Company's branded and private label sweetened condensed milk products and accounted for approximately 83% of the Company's sweetened condensed milk net sales for the fifty-three week period ended July 3, 1999. The balance of the Company's sweetened condensed milk net sales are made through other channels, including foodservice customers, industrial customers, export markets and Canada. Sweetened condensed milk products sold in Canada are manufactured by a third party in Canada.

     Lemon and lime juice and liquid concentrate lemonade. The Company manufactures and markets ReaLemon lemon juice from concentrate and ReaLime lime juice from concentrate. ReaLemonade liquid concentrate lemonade from concentrated lemon juice is marketed by the Company and manufactured by a third party.

     Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's ReaLemon, ReaLime and ReaLemonade products and accounted for approximately 78% of ReaLemon, ReaLime and ReaLemonade net sales in the fifty-three week period ended July 3, 1999. The Company also markets the ReaLemon, ReaLime and ReaLemonade products to foodservice customers, industrial customers and export markets.

     Powdered non-dairy creamers. The Company manufactures and markets powdered non-dairy creamer under the Cremora and Cremora Royale brand names and also manufactures powdered non-dairy creamer for private label, industrial customers and international markets. Branded Cremora and Cremora Royale are sold primarily through retail channels which accounted for 70% of the Company's 1999 powdered non-dairy creamer net sales. Retail private label net sales accounted for 14% of powered non-dairy creamer net sales, with the balance primarily attributable to export sales and bulk sales to industrial customers (who use non-dairy creamer in producing other food products).

     Eggnog. Borden eggnog is manufactured by a third party through a seasonal purchase order agreement. Borden eggnog is the only shelf-stable eggnog available in the market and competes with refrigerated eggnog. Borden eggnog is distributed primarily through the retail grocery channel. Eggnog is generally consumed during the November and December holiday season as a beverage or mixed with liquors as a cocktail.

     Mincemeat pie filling. The Company manufactures and markets two flavors of None Such: Regular and Brandy & Rum. None Such mincemeat is used in pies, cookies and pastries, and is consumed primarily during the November and December holiday season. None Such is distributed primarily through the retail grocery channel.

     Instant coffee. Kava is marketed by the Company and manufactured for the Company by a third party manufacturer pursuant to the Kava Co-Pack Agreement. Kava is a unique instant coffee, differentiated as the only coffee that is "90% acid-neutralized." Management believes that Kava's customer loyalty is significantly higher than that of most other instant coffee brands, and is well positioned to remain high given the brand's unique position as an acid-neutralized product.

     The following table sets forth net sales data for the Company's products by sales channels for the fifty-three week period ended July 3, 1999:

                                                 Net Sales       Percentage
                                                    1999        of  Net Sales
                                                 -----------    -------------
                                                 (Dollars in
                                                  Millions)
          U.S. Retail
             Sweetened condensed milk            $      93.2             38.9%
             Lemon and lime juice                       45.0             18.8
             Liquid concentrate lemonade                11.1              4.6
             Branded non-dairy creamer                  28.2             11.8
             Other products                             14.7              6.1
             Private label non-dairy creamer             5.5              2.3
          U.S. Foodservice/Industrial                   25.1             10.5
          International                                 16.9              7.0
                                                 -----------    -------------
                                                 $     239.7            100.0%
                                                 ===========    =============

Industry Overview

     The U.S. food industry is characterized by relatively stable annual growth based on modest price and population increases. Over the last ten years the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to strengthen category positions, generate economies of scale in distribution, production and raw material sourcing and create leverage relative to the retail grocery trade through better service and broader market presence.

     Grocery retailers have also utilized mergers and acquisitions to consolidate within their industry. Growth in the mass merchandiser channel has outpaced growth in the retail grocery channel, and mass merchandisers have consequently increased their share of food sales relative to the retail grocery and drug store channels. Furthermore, the convenience store channel has maintained a constant presence within the total grocery industry. To expand their potential markets, management believes that food companies are broadening their distribution channels to include greater focus on mass merchandisers and other alternative distribution channels. In the opinion of management, another growth opportunity in the U.S. for branded food companies is the foodservice channel, which supplies restaurants, hospitals, schools and other institutions, as well as the industrial channel. In addition to the U.S. market, management believes that certain international markets with above average population growth and expanding economies offer significant growth opportunities for U.S. companies. These international markets include Latin America and the Pacific Rim.

Seasonality

     The Company's net sales, operating income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six product lines (Eagle brand and the Company's other brands of sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 45% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, which requires the Company to draw additional amounts on its Revolving Credit Facility in that period.

Raw Materials and Suppliers

     The primary raw materials used in the Company's operations include milk, sugar, lemon and lime juice concentrate, vegetable oil, corn syrup and packaging materials. The Company purchases its raw materials, all of which are widely available, from numerous independent suppliers. Kava instant coffee and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers. ReaLemonade liquid concentrate lemonade is obtained from a third party manufacturer who produces the finished product using lemon juice concentrate and other ingredients and packaging materials provided by the Company. In addition, the Company markets Eagle brand and additional sweetened condensed milk products in Canada which are obtained in final product form from co-packers located in Canada.

Competition

     The food industry is highly competitive. Numerous brands and products compete for shelf-space and sales. The Company competes with a significant number of competitors of varying sizes, including divisions or subsidiaries of larger companies. The most significant branded competition encountered by the Company is Nestle's Coffee-mate, which competes with Cremora and Cremora Royale. However, most of the competition encountered by the Company is from private label brands. A number of these branded and private label competitors have broader product lines as well as substantially greater financial and other resources available to them compared to the Company.

Trademarks, Copyrights and Patents

     The Company owns a number of trademarks, licenses and patents. The Company's principal trademarks include Eagle brand; ReaLemon; ReaLime; ReaLemonade; Cremora; and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on products on which they were historically used [in the BBNA Business (as defined below)], together with certain product extensions. The Borden and Elsie trademarks are currently used on (i) the entire line of Eagle brand products,
(ii) shelf-stable eggnog, and (iii) Cremora Royale. The Borden trademark is also currently used on Cremora non-dairy creamer and ReaLemon/ReaLime. The Company also uses the Borden trademark on None Such mincemeat, Magnolia sweetened condensed or evaporated milk, and Kava acid-neutralized coffee. The license excludes South and Central America. In addition, as assignee from BFC, the Company holds an exclusive and royalty-free license from Southern Foods Group, L.P. to use the Meadow Gold trademark on sweetened condensed and evaporated milk in the United States for a five year term, which is renewable automatically for subsequent five year terms and terminable at the option of the Company upon one year's notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. The Company has granted BFC an exclusive, perpetual, royalty-free license to use the ReaLemon and ReaLime trademarks in certain foreign markets including Europe, the Middle East and Hong Kong. A third party owns the Cremora trademark in Africa and the Middle East. The Company also owns various patents and copyrights associated with the business.

Employees

     As of July 3, 1999, the Company employed approximately 380 people, including 178 hourly and 202 salaried employees. The Wellsboro, Pennsylvania and Starkville, Mississippi plants are the only unionized Company plants. Union employees represent approximately 28% of the Company's total work force. At Wellsboro, the United Food and Commercial Workers Union-Local 174 has a contract expiring in February 2000 and at Starkville, the Teamsters Local 984 has a contract expiring on January 31, 2001. Management believes that relations with the Company's employees and unions are generally good.

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

     Environmental Matters. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees. The Company's operations and properties are subject to a wide variety of complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental matters. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company's business or financial position. In connection with the Acquisition, the Company assumed all past and future environmental liabilities related to the acquired business. The Company will be indemnified, however, by BFC and BFC Investments with respect to certain environmental liabilities occurring prior to the Acquisition Closing. This indemnification is limited in time and amount, and there can be no assurance that material environmental liabilities will not be incurred after the indemnification period or in excess of the indemnified amount or that the Company will be able to pursue successfully any indemnification claims against BFC. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Item 2: Properties

     Except for Kava instant coffee, ReaLemonade liquid concentrate lemonade and sweetened condensed milk made for sale in Canada, which are produced under co-pack agreement, and Borden eggnog, which the Company obtains under a seasonal purchase order agreement, the Company produces all of its products in four Company-owned manufacturing facilities, as described in the following table. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate the Company's needs for the foreseeable future.

Location             Square Feet                               Products Manufactured
-----------------  ---------------      --------------------------------------------------------------------
  Wellsboro, PA..          119,000      Sweetened condensed milk, mincemeat pie filling
  Starkville, MS.           49,000      Sweetened condensed milk
  Waterloo, NY...          102,100      Lemon juice, lime juice and ReaLemonade for foodservice
  Chester, SC....           77,300      Powdered non-dairy creamer

     In addition to the owned manufacturing facilities described above, the Company leases 13,605 square feet of office space in Tarrytown, New York, 28,589 square feet of office and laboratory space in Columbus, Ohio, 36,400 square feet of warehouse space in Chester, South Carolina and uses public warehouse space in numerous locations in variable amounts as needed.

Item 3: Legal Proceedings

     The Company is subject to litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 4: Submission of Matters to a Vote of the Security Holders

     Not applicable.

PART II

Item 5: Market for the Registrants' Common Equity and Related Stockholder
        Matters

     There is no established public trading market for the common stock of Holdings or Eagle. As of September 24, 1999, Holdings was the only holder of Eagle common stock. As of September 24, 1999, there were approximately 30 holders of Holdings' common stock.

     No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings and Eagle are restricted from declaring dividends on their common stock by the Senior Credit Facilities. See
Note 6 of the Notes to the Financial Statements of Holdings and Eagle included elsewhere in this Annual Report on Form 10-K.

     On January 23, 1998, the Equity Sponsors and the Management Investors subscribed to purchase 816,750 shares of Series A Non-Voting Preferred Stock, par value $.01 per share, of Holdings (the `'Series A Preferred Stock") at $100 per share and 825,000 shares of Common Stock, par value $.01 per share, of Holdings (the `'Common Stock") at $1.00 per share. The securities were sold pursuant to Regulation D Section 506 of the Securities Act of 1933. Full payment for the stock was received from all but two of the officers, who subscribed to purchase an aggregate of 13,117.5 shares of Series A Preferred Stock and 13,250 shares of Common Stock. Notes aggregating $825,000 were received from the two officers as a partial consideration for the subscription. During the third quarter of fiscal year 1999, one officer made a $200,000 principal and interest payment in partial satisfaction of the aforementioned notes. See `'Certain Relationships and Related Transactions."

Item 6:  Selected Financial Data

     The selected financial data set forth below (in thousands) for each of the two years in the period ended December 31, 1997, and as of July 3, 1999 and June 27, 1998, and the fifty-three week period ended July 3, 1999, the one hundred fifty-five day period ended June 27, 1998, the twenty-three day period ended January 23, 1998 and the six months ended December 31, 1997 are derived from audited and unaudited financial statements included elsewhere herein. The selected financial data set forth below as of December 31, 1997, 1996, 1995 and 1994 and for each of the two years in the period ended December 31, 1995, and as of January 23, 1998 are derived from the financial statements not included elsewhere herein. The predecessor data represents the financial results related to Eagle and other sweetened condensed milk products, ReaLemon and ReaLime juice from concentrate, Cremora powdered non-dairy creamer, None Such pie filling, Borden eggnog and Kava instant coffee brands (the "BBNA Business") acquired by the Company for periods prior to the Acquisition. For periods prior to January 1, 1995 and the December 1994 acquisition of all the common stock of Borden, Inc. by Kohlberg Kravis Roberts & Co. (the "KKR Acquisition"), the BBNA Business was not managed, and its financial results were not reported, as a separate business. For periods subsequent to December 31, 1994, the financial data includes purchase accounting adjustments related to the KKR Acquisition. As a result, the financial data reported for the 1994 period is not comparable in certain respects with subsequent periods. In addition, the BBNA Business units were organized in multiple divisions and co-mingled with other businesses which were sold, closed or reorganized during 1994. Determining the appropriate allocations of shared costs make the inclusion of 1994 data for other than net sales, cost of goods sold and gross profit, in management's opinion, not practicable and, because of the extent of allocations, potentially misleading. The BBNA Business shared sales force as well as promotional, advertising and administrative costs with other food businesses that were sold during 1994. This would require an allocation of charges which may not, in management's opinion, produce a reliable reflection of financial results.

                                                                      Predecessor
                                        -----------------------------------------------------------------------------------
                                                                                                               Twenty-Three
                                                                                               Six Months       Day Period
                                                                                                  Ended           Ended
                                                      Year Ended December 31,                  December 31,     January 23,
                                          ------------------------------------------------
                                               1994        1995      1996          1997           1997               1998
                                               ----        ----      ----          ----           ----               ----
Statement of Operations Data:.............                                                     (Unaudited)
Net sales.................................   $  231,203  $ 225,263  $ 230,384    $ 229,370       $ 153,869     $   7,693
Cost of goods sold........................      102,148    102,712    110,357      107,674          70,640         5,154
                                             ----------  ---------  ---------    ---------       ---------     ---------
Gross profit..............................      129,055    122,551    120,027      121,696          83,229         2,539
Distribution expense......................           NA     15,691     14,640       13,464           8,185           303
Marketing expense.........................           NA     63,804     62,705       55,074          37,444         2,095
General and administrative expense........           NA     10,364     10,558       10,259           5,271           767
Amortization of intangibles...............           NA      2,925      2,925        2,925           1,465           243
In-process research and development
 write off................................           NA         --         --           --              --            --
                                             ----------  ---------  ---------    ---------       ---------     ---------
Operating income (loss)...................           NA   $ 29,767   $ 29,199     $ 39,974        $ 30,864      $   (869)
Other Financial Data:
Depreciation and amortization.............           NA   $  6,010   $  5,937     $  6,174        $  3,148      $    512
Capital expenditures......................           NA      2,079      3,726        3,154           1,789            87

                                                                 Predecessor
                                                              As of December 31,                                As of
                                             ------------------------------------------------                  January 23,
                                                1994       1995      1996         1997                        1998(a)X(d)
                                                -----      ----      ----         ----                         --------
Balance Sheet Data:
Inventories............................        $ 12,053   $ 13,317   $ 13,239     $ 15,820                      $ 20,100
Net property and equipment  ...........          13,613     16,044     16,649       16,070                        23,950
Total assets...........................          55,765    160,586    157,857      153,786                       380,047
Total debt, including current..........
 maturities............................              --         --         --           --                       306,500
Stockholder's equity  .................              --         --         --           --                        67,803(e)

                                                             One
                                                            Hundred
                                                          Fifty-Five        Fifty-Three
                                                          Day Period        Week Period
                                                            Ended              Ended
                                                           June 27,           July 3,
                                                           1998(a)            1999(a)
                                                         -----------        -----------
Statement of Operations Data:.............
Net sales.................................               $  68,183          $ 239,730
Cost of goods sold........................                  38,376(b)         111,026
                                                         ---------           ---------
Gross profit..............................                  29,807             128,704
Distribution expense......................                   4,550              13,420
Marketing expense.........................                  15,048              75,971
General and administrative expense........                   3,691              12,406
Amortization of intangibles...............                  11,855              21,249
In-process research and development
 write off................................                  23,900                  --
                                                         ---------           ---------
Operating income (loss)...................               $ (29,237)          $   5,658
Other Financial Data:
Depreciation and amortization.............               $  13,755(c)        $  26,491(c)
Capital expenditures......................                   2,578              13,744

                                                            As of               As of
                                                           June 27,            July 3
                                                           1998(a)             1999(a)
                                                          --------           ----------
Balance Sheet Data:
Inventories.....................                           $ 32,001          $   41,757
Net property and equipment......                             24,791              33,798
Total assets....................                            399,240             417,286
Total debt, including current
 maturities.....................                            318,250             338,500
Stockholder's equity............                             55,994              41,795

(a) The statement of operations data set forth above for the one hundred fifty-five day period ended June 27, 1998 and the fifty-three week period ended July 3, 1999, and the balance sheet data set forth above as of January 23, 1998, June 27, 1998 and July 3, 1999 reflects the financial position and results of operations of Eagle. With the exception of Stockholders' equity and Series A Preferred Stock, this information is substantially consistent with that of Holdings. The following represents Stockholders' deficit and Series A Preferred Stock of Holdings.

                                        As of June 27, 1998  As of July 3, 1999
                                        -------------------- -------------------
          Stockholders' deficit .......      $(29,159)             $(52,235)
          Series A preferred stock.....        84,327                93,302

(b) Includes the nonrecurring charge of $5.2 million of additional cost of sales related to the expensing of inventories stated at fair market value.
(c) Includes the amortization of debt issuance cost of $920 and $371 for the fifty-three week period ended July 3, 1999 and the one hundred fifty-five day period ended June 27, 1998, respectively.
(d) Reflects the Acquisition and Financing Transactions resulting in a new basis of accounting.
(e) Reflects initial Equity Contribution of $82.5 million less an after tax write-off of in-process research and development.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Set forth below is a discussion of the financial condition and results of operations for the fifty-three week period ended July 3, 1999, the fifty-two week period ended June 27, 1998, the six months ended June 27, 1998 and six months ended June 28, 1997 and of the BBNA Business for the fiscal years ended December 31, 1996 and 1997. The fifty-two week period ended June 27, 1998 includes the two hundred nine day period ended January 23, 1998 managed by the BBNA Business and the one hundred fifty-five day period ended June 27, 1998 managed by the Company. The six months ended June 27, 1998 consisted of the twenty-three day period ended January 23, 1998 managed by the BBNA Business and the one hundred fifty-five day period ended June 27, 1998 managed by the Company. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of BBNA and the notes thereto included elsewhere in this Annual Report on Form 10-K. References herein to 1996 and 1997 refer to the fiscal years ended December 31, 1996 and 1997, respectively, unless the context otherwise requires.

     The following table sets forth the results of operations as a percentage of net sales for the fifty-three week period ended July 3, 1999 and the fifty-two week period ended June 27, 1998:

                                            Fifty-Three Week   Fifty-Two Week
                                              Period Ended      Period Ended
                                              July 3, 1999      June 27, 1998
                                            ----------------   ---------------
       Net sales...........................         100.0%          100.0%
       Cost of goods sold..................          46.3            49.7
                                                  -------         -------
       Gross profit........................          53.7            50.3
       Distribution expense................           5.6             5.7
       Marketing expense...................          31.7            23.8
       General & administrative expense....           5.2             4.2
       Amortization of intangibles.........           8.9            16.3
                                                  -------         -------
       Operating income....................           2.3%            0.3%
                                                  =======         =======

Results of Operations

     Fifty-Three Week Period Ended July 3, 1999 ("fiscal year 1999") and Fifty-Two Week Period Ended June 27, 1998 ("fiscal year 1998").

     The fifty-two week period ended June 27, 1998 consists of the two hundred nine day period ended January 23, 1998 managed by the BBNA Business and the one hundred fifty-five day period ended June 27, 1998 managed by the Company.

     Net Sales. The Company's net sales for fiscal year 1999 were $239.7 million as compared to $229.7 million for fiscal year 1998, an increase of $10.0 million, or 4.4%. The increase reflected $11.1 million in net sales resulting from the launch of ReaLemonade, a $3.6 million increase in net sales of branded non-dairy creamer resulting from the launch of Cremora Royale, a $1.7 million net sales increase in ReaLemon lemon juice, a $0.5 million net sales increase in sweetened condensed milk, primarily Eagle brand, and $6.9 million in lower net sales of private label non-dairy creamer.

     The decrease in the private label non-dairy creamer net sales is due to the loss of two private label customers, who selected different suppliers prior to the Acquisition Closing. In fiscal year 1999, these two customers substantially reduced their volume of business with the Company.

     The table below sets forth the Company's net sales data for each of the Company's product lines for fiscal year 1999 and fiscal year 1998:

                                                                     Net Sales                      Net Sales
                                                                    Fiscal Year     Percentage     Fiscal Year    Percentage
      Product Line             Company's Principal Brands              1999        of Net Sales       1998       of Net Sales
----------------------     -----------------------------------      -----------    ------------    ------------- ------------
                                                                    (Dollars in                    (Dollars in
                                                                      Millions)                      Millions)
Sweetened condensed        Eagle brand, Meadow Gold, Magnolia,        $  112.5           46.9%       $  112.0           48.8%
  milk                     Star and other
Lemon and lime juice,      ReaLemon and ReaLime                           60.7           25.3            59.0           25.7
  liquid concentrate       ReaLemonade                                    11.1            4.6              --             --
  lemonade
Non-dairy creamer          Cremora, Cremora Royale and other              40.5           16.9            43.4           18.9
Shelf-stable eggnog        Borden                                          5.6            2.4             5.2            2.2
Mincemeat pie filling      None Such                                       5.3            2.2             6.2            2.7
Acid neutralized coffee    Kava                                            4.0            1.7             3.9            1.7
                                                                      --------         ------        --------        -------
     Total                                                            $  239.7          100.0%       $  229.7          100.0%
                                                                      ========         ======        ========        =======

     The table below sets forth the Company's net sales data by sales channels for fiscal year 1999 and fiscal year 1998:

                                                                     Net Sales                      Net Sales
                                                                    Fiscal Year     Percentage     Fiscal Year    Percentage
                                                                       1999        of Net Sales       1998       of Net Sales
                                                                    -----------    ------------    ------------- ------------
                                                                    (Dollars in                      (Dollars in
                                                                      Millions)                      Millions)
U.S. Retail
  Sweetened condensed milk                                            $  93.2            38.9%       $   93.5           40.7%
  Lemon and lime juice                                                   45.0            18.8            42.5           18.5
  Liquid concentrate lemonade                                            11.1             4.6              --             --
  Branded non-dairy creamer                                              28.2            11.8            24.6           10.7
  Other products                                                         14.7             6.1            15.2            6.6
  Private label non-dairy creamer                                         5.5             2.3            12.4            5.4
U.S. Foodservice/Industrial                                              25.1            10.5            21.7            9.4
International                                                            16.9             7.0            19.8            8.7
                                                                      -------          ------        --------        -------
     Total                                                            $ 239.7           100.0%       $  229.7          100.0%
                                                                      =======          ======        ========        =======

     The Company's net sales in 1998 are not reduced for approximately $3.3 million of seasonal returns of Eagle brand, Borden eggnog and None Such mincemeat pie filling. As part of the Acquisition Closing, BFC agreed to absorb these seasonal returns.

     Cost of Goods Sold. Cost of goods sold was $111.0 million for fiscal year 1999 as compared to $114.2 million for fiscal year 1998, a decrease of $3.2 million, or 2.8%. Expressed as a percentage of net sales, cost of goods sold for fiscal year 1999 decreased to 46.3% from 49.7% for fiscal year 1998. The decrease in cost of goods sold in fiscal year 1999 is primarily attributable to recording a non-cash charge in fiscal year 1998 of $5.2 million of additional cost of sales related to expensing of inventories that were stated at fair market value. At the Acquisition Closing, these inventories were valued at fair market value (representing cost) in accordance with the purchase method of accounting. In addition, cost of goods sold increased for fiscal year 1999, primarily, as a result of incurring higher milk prices in manufacturing sweetened condensed milk.

     Distribution Expense. Distribution expense was $13.4 million for fiscal year 1999 as compared to $13.0 million for fiscal year 1998, an increase of $0.4 million, or 3.0%. Expressed as a percentage of net sales, distribution expense for fiscal year 1999 decreased to 5.6% from 5.7% for fiscal year 1998. The increase of $0.4 million reflects higher warehousing costs which supported higher inventory levels at public warehouses during the fourth quarter. The total inventory increased from $32.0 million at June 27, 1998 to $41.8 million at July 3, 1999, with ReaLemonade representing the majority of the change.

     Marketing Expense. Marketing expense was $76.0 million for fiscal year 1999 as compared to $54.6 million for fiscal year 1998, an increase of $21.4 million, or 39.2%. Expressed as a percentage of net sales, marketing expense for fiscal year 1999 increased to 31.7% from 23.8% for fiscal year 1998. The increase is primarily driven by $12.3 million in advertising, trade and consumer support related to the launch of ReaLemonade, an increase of $7.9 million in advertising, trade and consumer support for Cremora Royale and an increase of $1.0 million in advertising, trade and consumer support to support foodservice and industrial distribution channels.

     The Company invested in two national launches in fiscal year 1999, Cremora Royale and ReaLemonade. Advertising, consumer promotion, brokerage, trade support and marketing research costs were approximately $20.2 million in support of these two launches. The significant investment in these two launches increased the Company's expenses and reduced its operating income for fiscal year 1999. These two products will continue to be supported appropriately with consumer marketing programs; however, the continuing marketing support for these products will be at lower levels following the heavy introductory year one consumer spending designed to create general awareness and trial.

     General and Administrative ("G&A") Expense. Total G&A expense was $12.4 million for fiscal year 1999, as compared to $9.7 million for fiscal year 1998, an increase of $2.7 million, or 27.8%. Expressed as a percentage of net sales, G&A expense for fiscal year 1999 increased to 5.2% from 4.2% for fiscal year 1998. The Company's G&A expenses for fiscal year 1999 and the one hundred fifty-five day period ended June 27, 1998 were based on actual costs incurred by the Company compared to the BBNA Business G&A expenses for the two hundred nine day period ended January 23, 1998 which were based on an allocation methodology. In addition, the Company's G&A expenses for fiscal year 1999 included $1.0 million of depreciation expense associated with the start up of the Company's computer systems.

     Amortization of Intangibles. Amortization of intangibles was $21.2 million for fiscal year 1999, as compared to $13.6 million for fiscal year 1998, an increase of $7.6 million. As the intangibles were attributed to the Acquisition on January 23, 1998, the increase reflects a full year of amortization expense in fiscal year 1999 compared to a partial year of amortization expense in fiscal year 1998.

     Operating Income. Operating income was $5.7 million for fiscal year 1999 as compared to $0.8 million for fiscal year 1998, an increase of $4.9 million. Excluding the impact of (i) $21.2 million and $13.6 million of amortization expense for intangibles for fiscal year 1999 and fiscal year 1998, respectively;
(ii) $23.9 million for a non-recurring pre-tax charge in fiscal year 1998 for investments in research and development that were in process at the Acquisition Closing and deemed by management to have no alternative use; and (iii) the non-cash charge in fiscal year 1998 of $5.2 million of additional cost of sales related to expensing of inventories stated at fair market value, operating income was $26.9 million for fiscal year 1999 as compared to $43.5 million for fiscal year 1998, a decrease of $16.6 million, or 38.2%. Among other factors discussed above, the Company's operating income was significantly reduced by the marketing investment in the national launches of ReaLemonade and Cremora Royale.

     Interest Expense. Interest expense net of interest income was $27.8 million for fiscal year 1999 as compared to interest expense net of interest income of $11.5 million for the one hundred fifty-five day period ended June 27, 1998.
The Company's interest expense resulted from the debt structure established in connection with the Acquisition. There was no interest expense in the two hundred nine day period ended January 23, 1998.

     Income Taxes. The Company recorded an income tax benefit of $7.7 million for fiscal year 1999, as compared to a $14.2 million income tax benefit for the one hundred fifty-five day period ended June 27, 1998 and an income tax provision of $12.1 million for the two hundred nine day period ended January 23, 1998.

     Six Months Ended June 27, 1998 and Six Months Ended June 28, 1997

     The six months ended June 27, 1998 consisted of the twenty-three day period ended January 23, 1998 managed by the BBNA Business and the one hundred fifty-five day period ended June 27, 1998 managed by the Company.

     Net Sales. Sales increased 0.5% to $75.9 million for the six months ended June 27, 1998 as compared to $75.5 million for the six months ended June 28, 1997. Net sales in part were over prior year due to increases in sales to foodservice customers partially offset by the loss of two private label non-dairy creamer customers representing $2.6 million of sales when compared against the six months ended June 28, 1997.

     Cost of goods sold. Cost of goods sold, expressed as a percentage of sales, increased to 57.4% in the six months ended June 27, 1998 as compared to 49.1% in the six months ended June 28, 1997. The increase was primarily attributable to recording a non-cash charge of $5.2 million of additional cost of sales related to the expensing of inventories stated at fair market value. On January 23, 1998, inventories were valued at fair market value (representing cost) using the purchase method of accounting, and the valuation exceeded the predecessor's manufacturing cost by approximately $5.2 million. This inventory was sold in the six months ended June 27, 1998 increasing cost of sales. Inventories were stated at the lower of cost or market at June 27, 1998.

     Marketing Expense. Marketing expense was $2.1 million, or 27.2%, when expressed as a percentage of sales, for the twenty-three day period ended January 23, 1998. Marketing expense was $15.0 million, or 22.1%, when expressed as a percentage of sales, for the one hundred fifty-five day period ended June 27, 1998. Advertising and promotional programs were redesigned and refocused with spending budgets allocated to subsequent periods in 1998. Marketing expense was $17.6 million, or 23.3%, when expressed a percentage of sales, for the six months ended June 28, 1997.

     General and Administrative Expense. Total G&A expense was $1.0 million in the twenty-three day period ended January 23, 1998 and $39.4 million in the one hundred fifty-five day period ended June 27, 1998. The significant amount reflected in the one hundred fifty-five day period ended June 27, 1998 is attributable to the Company taking a non-recurring pre-tax charge of $23.9 million for investments in research and development that was in-process and deemed by management to have no alternative use and amortization of intangibles of $11.9 million. Total G&A expense was $6.4 million in the six months ended June 28, 1997. BBNA Business G&A expenses were based on an allocation methodology, as previously discussed.

     Interest Expense. There was no interest expense in the twenty-three day period ended January 23, 1998 and interest expense was $11.5 million in the one hundred fifty-five day period ended June 27, 1998. The Company's interest expense in the one hundred fifty-five day period ended June 27, 1998 resulted from the new debt structure established in connection with the Acquisition. There was no interest expense in the six months ended June 28, 1997.

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

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The following table sets forth the results of operations as a percentage of net sales for the years ended 1996 and 1997:

                                                      Year Ended December 31,
                                                        1996           1997
                                                      --------       --------
        Net sales..................................     100.0%         100.0%
        Cost of goods sold.........................      47.9           46.9
                                                       ------         ------
        Gross profit...............................      52.1           53.1
        Distribution expense.......................       6.4            5.9
        Marketing expense..........................      27.2           24.0
        General & administrative expense...........       5.9            5.7
                                                       ------         ------
        Operating income...........................      12.6%          17.5%
                                                       ======         ======

     Net Sales. The Company's net sales were $229.3 million for the year ended December 31, 1997, as compared to $230.4 million in 1996, a decrease of $1.1 million, or 0.5%. The decrease reflected an increase of $4.1 million in net sales of sweetened condensed milk, offset by decreases of $0.4 million in ReaLemon product line net sales, $3.9 million in non-dairy creamer net sales and $1.0 million in eggnog net sales.

     Cost of Goods Sold. Cost of goods sold was $107.7 million for the year ended December 31, 1997, as compared to $110.4 million in 1996, a decrease of $2.7 million, or 2.4%. Expressed as a percentage of net sales, cost of goods sold in 1997 decreased 1% from the prior year, to 46.9%, primarily as a result of milk prices returning to normal levels.

     Distribution Expense. Distribution expense was $13.5 million for the year ended December 31, 1997, as compared to $14.6 million in 1996, a decrease of $1.1 million, or 7.5%. Expressed as a percentage of net sales, distribution expense decreased to 5.9% in 1997 from 6.4% in the prior year. The decrease in distribution expense was primarily the result of the realization of efficiencies within the distribution system, thereby lowering overall distribution expense.

     Marketing Expense. Marketing expense was $55.1 million for the year ended December 31, 1997, as compared to $62.7 million in 1996, a decrease of $7.6 million, or 12.1%. Expressed as a percentage of net sales, marketing expense decreased to 24.0% in 1997 from 27.2% in 1996. Trade promotion expenses in the 1997 period decreased 9.6%, or $2.1 million, primarily as the result of the elimination of off-season trade promotions and a lower level of new product introduction activity. Advertising and consumer promotion expenses in the 1997 period decreased 12.3%, or $2.5 million, primarily as the result of a reduction in higher advertising and consumer promotion expenses incurred in 1996 to support line extensions introduced in that year. Other marketing expenses (advertising and promotion management, variable sales, field sales/sales support and market research) declined $3.0 million primarily as the result of sales force reductions and a decrease in market research expense.

     General and Administrative Expense. Total allocated G&A expense was $13.2 million for the year ended December 31, 1997, as compared to $13.5 million for the prior year, a decrease of $0.3 million, or 2.2%. Expressed as a percentage of net sales, G&A expense decreased to 5.7% in 1997 from 5.9% in the prior year.

     Operating Income. As a result of the factors discussed above, the Company's operating income was $40.0 million for the year ended December 31, 1997, as compared to $29.2 million in the prior period, an increase of $10.8 million, or 37.0%.

  Liquidity and Capital Resources

     Borrowings under the Senior Credit Facilities at July 3, 1999 and June 27, 1998 consisted of $173.5 million and $174.8 million, respectively, for the Term Loan Facility maturing in 2006. The Term Loan Facility matures $1.0 million in each of the years 2000 through 2001, and $0.8 million, $3.2 million, $27.5 million, $80.0 million and

$60.0 million in the years 2002, 2003, 2004, 2005 and 2006, respectively. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility maturing in 2005, of which $50.0 million and $28.5 million were outstanding at July 3, 1999 and June 27, 1998, respectively. The increase in the amount outstanding under the Revolving Credit Facility was principally due to the significant marketing investment made in launching Cremora Royale and ReaLemonade, as well as carrying the higher level of inventory necessary to support ReaLemonade.

     On September 24, 1999, the Equity Sponsors confirmed their intention to contribute $10.0 million to the equity of Holdings, and the Board of Directors authorized the issuance of such additional equity and the subsequent contribution of the proceeds to Eagle. The capital contribution is being made by the Equity Sponsors in connection with the significant investment made by the Company in launching Cremora Royale and ReaLemonade, as previously discussed.

     Interest payments on the Senior Subordinated Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates. However, on April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on $100 million of the Term Loan Facility. These swap agreements commenced on July 23, 1998.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $13.7 million on capital projects in fiscal year 1999 to fund management information systems initiatives, expenditures in existing facilities and discretionary capital projects associated with new products. The Company expects to spend approximately $5.0 to $7.0 million on capital projects in fiscal year 2000 to fund expenditures in existing facilities, information system initiatives and discretionary capital projects associated with new products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash used in operating activities for fiscal year 1999 was $8.0 million and for the one hundred fifty-five day period ended June 27, 1998 was $8.3 million.

     Cash provided by financing activities in fiscal year 1999 and the one hundred fifty-five day period ended June 27, 1998 was $20.3 million and $11.8 million, respectively. Proceeds of $21.5 million and $12.0 million represented borrowings under the Revolving Credit Facility for fiscal year 1999 and fiscal year 1998, respectively.

     Management believes that cash generated from operations, borrowings under the Senior Credit Facilities and the additional capital contribution by the Equity Sponsors will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue equity securities.

Other Information

     Plant Fire. On June 2, 1999, a fire destroyed several critical pieces of equipment at the Chester, South Carolina manufacturing plant. The plant is operating at modified levels and is scheduled to be in full production in October 1999. The Company has temporarily engaged another manufacturer to produce powdered non-dairy creamer in bulk. The Chester, South Carolina plant then packages and ships the finished product to its customers. The Company estimates that any lost sales associated with the fire will be less than $1.0 million.

     The Company is in the process of completing its insurance claim for property damage and other expenses related to the fire and business interruption. The claim is expected to be approximately $3.5 to $4.0 million. The Company does not believe that this event will have a material impact on its results of operations or financial position.

     Senior Credit Facilities Amendment. On July 13, 1999, the Company amended its Senior Credit Facilities effective as of June 30, 1999.

     The Senior Credit Facilities contain certain financial covenants which require the Company to meet certain financial tests. The debt coverage and interest expense coverage requirements were amended for the four quarters ending prior to and including April 1, 2000, and have taken into consideration the Company's operating performance for fiscal year 1999.

     The interest pricing table that is used to determine the Company's interest rate was changed to include additional categories at varying leverage ratios. The Company had been paying interest at LIBOR plus 2.25% on the Term Loan Facility and LIBOR plus 2.00% on the Revolving Credit Facility. Based on the Company's current leverage ratio and the newly amended agreement, the interest rate will now be at LIBOR plus 3.50% on the Term Loan Facility and LIBOR plus 3.25% on the Revolving Credit Facility. These rates are subject to performance step-downs based on the Company's leverage ratio, with the lowest leverage ratio category set at LIBOR plus 2.25% for the Term Loan Facility and LIBOR plus 1.5% for the Revolving Credit Facility.

     The Company paid an amendment fee of one quarter of one percent on the total amount outstanding on the Term Loan Facility and the $70 million Revolving Credit Facility.

Seasonality

     The Company's net sales, operating income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle brand and the Company's other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 45% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, which requires the Company to draw additional amounts on its Revolving Credit Facility in that period.

Recently Issued Accounting Statements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt this standard in the first quarter of 2001. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on future financial statements.

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

     The Company's efforts to address the 2000 issues are divided into three areas that include: (1) installing the PeopleSoft enterprise-wide system for business and accounting systems; (2) assessing and renovating, if required, systems that will not be replaced by the enterprise-wide system, including non-information technology systems such as plant process controls; and (3) assessing the Year 2000 readiness of external suppliers and customers. A discussion of each area of activity follows.

     Enterprise-wide system. On January 25, 1999, the Company, in conjunction with outside consultants, implemented a comprehensive new PeopleSoft enterprise-wide system. The Company's version of the PeopleSoft enterprise-wide system software release was developed and warranted by the vendor to be Year 2000 ready. All other applications installed are new and also warranted by the vendor to be Year 2000 ready.

     Systems not replaced by the enterprise-wide system. For the systems not replaced by the PeopleSoft enterprise-wide system, including plant process controls, other non-information technology systems, brokerage reporting systems and telephone and communications systems, the Company is in the final stages of preparing an assessment of vulnerability to the Year 2000 issue. Implementation of any recommendations and contingency plan(s) and final system testing are planned to be complete by October 31, 1999. The Company's preliminary review did not identify any serious Year 2000 issues. A budget of $150,000 has been established for remediation costs in this area.

     Suppliers and Customers. The Company is in the process of assessing and addressing the risks related to third party suppliers and customers. The Company has surveyed its customers and suppliers regarding their own assessment of Year 2000 vulnerability. The Company is in the process of developing contingency plans, such as reverting to a paper based order and invoice system, with its customers and suppliers where appropriate, and these plans are targeted for completion by October 31, 1999. However, the Company can give no assurances that failure of third parties to address the Year 2000 system issues will not have an adverse impact on the Company's business operations and results. The current estimate for this assessment and the development of contingency plans is less than $30,000.

     Risk. Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customers Year 2000 readiness, which is beyond the Company's control, the potential effect on the financial results and the condition of the Company can not be measured. The Company intends to complete its Year 2000 program on a timely basis so as to significantly minimize the level of uncertainty that Year 2000 will have on the Company's business operations and financial results.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     Interest Rates

     The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at July 3, 1999 and which are sensitive to changes in interest rates. In the ordinary course of business the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

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

     All amounts are reflected in U.S. Dollars (in thousands).

                                                                                                                            Fair
                                    2000         2001         2002         2003         2004      Thereafter     Total       Value
                                ------------ ------------ ------------ ------------ ------------ ------------  ---------   ---------
Liabilities
 Fixed rate....................                                                                    $115,000    $115,000    $100,041
 Average interest rate.........                                                                       8.750%      8.750%
 Variable rate................. $  1,000      $ 1,000      $ 1,000      $10,000      $40,000       $170,500    $223,500    $223,500
 Average interest rate.........    9.087%       9.087%       9.087%       9.087%       9.087%         8.505%      8.643%
Interest-Rate Derivatives
Variable to fixed:
 Notional amount............... $100,000      $75,000      $75,000                                             $100,000    $    299
 Average pay rate..............    5.943%       5.955%       5.955%                                               5.948%
 Average receive rate..........    5.328%       5.328%       5.328%                                               5.328%

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 3.50%. These swap agreements commenced on July 23, 1998 and fix the LIBOR rate at 5.955% on $75 million and 5.905% on $25 million of the $175 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively, and have been reflected in the table above.

Milk Hedging

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against dramatic milk price increases. As of the end of fiscal year 1999, the Company had purchased 177 milk futures contracts for various months through January 2000 at an aggregate value of $3.7 million. The aggregate market value of these contracts at August 9, 1999 was $4.7 million.

Item 8: Financial Statements and Supplementary Data

     See Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10: Directors and Executive Officers of the Registrants

     The directors of Holdings and Eagle and executive officers are as follows:

           Name              Age    Position
           ----              ---    --------
William A. Lynch..........    51    Chairman of the Board of Directors and Chief
                                    Operating Officer*
John O'C. Nugent..........    57    Chief Executive Officer, President and
                                    Director*
Craig A. Steinke..........    42    Chief Financial Officer, Vice President and
                                    Treasurer*
Jonathan F. Rich..........    52    Vice President, General Counsel and
                                    Secretary*
Tamar K. Bernbaum.........    48    Vice President, Marketing
James A. Byrne............    54    Vice President, Human Resources
Virginia Cappello.........    47    Vice President, Market Research
Paul F. Keida.............    49    Vice President, Technology
Richard A. Lumpp..........    52    Vice President, Sales
A.L. Stanley..............    55    Vice President, Foodservice & Industrial
Andreas T. Hildebrand.....    31    Director
Kewsong Lee...............    34    Director
Howard H. Newman..........    52    Director
Donald W. Torey...........    42    Director
Paul W. Van Orden.........    72    Director

______________
* Messrs. Lynch, Nugent, Steinke and Rich hold these same positions at Holdings and are the executive officers of Holdings.

     William A. Lynch has served as Chairman of the Board of Directors of Holdings and Eagle and Chief Operating Officer of Holdings and Eagle since their respective dates of formation. In the past eleven years, Mr. Lynch founded, owned, and acted as Chief Executive Officer of a number of entrepreneurial ventures including Group 1 Capital, Ltd. (founded in 1990), Audio One, Inc. (founded in 1989), and Consumer Products, Inc. (founded in 1986). Mr. Lynch possesses extensive experience in the consumer products industry, having served, prior to 1985, in a variety of management positions for Bristol-Myers Squibb Co., Borden, Inc., Calgon Consumer Products Company and The Procter & Gamble Company.

     John O'C. Nugent has served as a Director of Holdings and Eagle and Chief Executive Officer and President of Holdings and Eagle since their respective dates of formation. From 1993 into 1996, he served as the President of Johnson & Johnson Consumer Products, Inc., where he was responsible for the consumer business and pharmaceutical products division. Prior to that, Mr. Nugent spent eight years with Unilever occupying a series of marketing and general management positions. Most recently, he served as Senior Vice President (General Manager) of the Van den Bergh Consumer Products Division in the U.S. prior to an assignment in the United Kingdom where he was Director (COO position) of Van den Bergh, Ltd. Mr. Nugent's background in consumer products extends over thirty years, with experience at Borden, Inc., Calgon Consumer Products Company and The Procter & Gamble Company, where he held a variety of marketing and management positions. His past service as a director includes membership on the boards of the Association of National Advertisers, Cosmetics Toiletries and Fragrance Association and the National Association of Margarine Manufacturers.

     Craig A. Steinke has served as Chief Financial Officer, Vice President and Treasurer of Holdings and Eagle since January 1998. From 1996 into 1998, Mr. Steinke served as Senior Vice President and Group General Manager of BHP Copper, a business group of Broken Hill Proprietary Co., Ltd ("BHP"). From 1992 through 1996, Mr. Steinke held President, Vice President and Controller positions at the Metals Division of Magma Copper Co. Prior to 1992, Mr. Steinke held a variety of positions at Arthur Andersen LLP.

     Jonathan F. Rich has served as Vice President, General Counsel and Secretary of Holdings and Eagle since their respective dates of formation. From 1990 through 1996, Mr. Rich served as Vice President and General

Counsel of Nabisco International. Prior to that, he served two years as the Associate General Counsel for Del Monte Foods Company. Mr. Rich is a member of the New York Bar.

     Tamar K. Bernbaum has served as Vice President, Marketing of Eagle since January 1998. From 1991 through 1997, Ms. Bernbaum held Director of Trade Marketing and Category Manager for Trade Marketing positions at Unilever's Van den Bergh Foods division. From 1983 through 1991, Ms. Bernbaum served as Senior Product Manager and Product Manager at Unilever's Ragu Foods Company division. Prior to 1983, Ms. Bernbaum held a variety of management positions at Colgate-Palmolive Company and Nestle Inc.

     James A. Byrne has served as Vice President, Human Resources of Eagle since its formation in November 1997. From 1990 through 1995, Mr. Byrne served as the Director of Human Resources for Wyeth-Lederle Vaccines and Pediatrics & Lederle Consumer Health Products. Prior to that, Mr. Byrne spent 22 years at American Cyanamid Co. in a variety of human resources management positions.

     Virginia Cappello has served as Vice President, Market Research of Eagle since January 1998. From 1997 through January 1998, Ms. Cappello served as Director of International Research for MasterCard International Inc. From 1987 through 1997, she served as Group Market Research Manager of Unilever's Van den Bergh Foods division. From 1980 through 1987, Ms. Cappello held Group Market Research Manager and Senior Market Research Manager positions serving both the domestic and international operations of International Playtex, Inc. Prior to 1980, Ms. Cappello held management positions at Evaluative Criteria, Inc., Lebhar Friedman Research, Erdos & Morgan, Inc. and O'Brian Sherwood Associated, Inc.

     Paul F. Keida has served as Vice President, Technology of Eagle since December 1997. From 1995 through 1997, Mr. Keida served as Vice President of Research and Development of Borden Foods Corporation. For 19 years prior to 1995, Mr. Keida held a variety of management positions at Borden, Inc. in the technology research and development areas.

     Richard A. Lumpp has served as Vice President, Sales of Eagle since December 1997. From 1996 through 1997, Mr. Lumpp served as Senior Vice President of Neo, Inc., an Information Resources, Inc. affiliate. Between 1995 and 1996, Mr. Lumpp served as a Principal at CSC Weston Group. Between 1993 and 1995, Mr. Lumpp held Senior Vice President of Client Service and Vice President of Sales positions with Information Resources, Inc. Prior to 1993, Mr. Lumpp held a variety of management positions at Unilever's Van den Bergh Foods and Ragu Foods Company divisions, The Gillette Company and Johnson & Johnson.

     A.L. Stanley has served as Vice President, Foodservice & International of Eagle since December 1997. From 1994 through 1997, Mr. Stanley served as Vice President, Sales of Borden Foods Corporation where he was responsible for the marketing of BBNA Business products as well as several other products. From 1981 through 1994, Mr. Stanley held several Vice President and management positions at James River Corporation. Prior to 1981, Mr. Stanley held a variety of management positions at American Can Company.

     Andreas T. Hildebrand has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Hildebrand has served as a Vice President in the Private Equity Group of General Electric Investment Corporation ("GEIC") since May 1997, and as an Investment Manager and Senior Financial Analyst since 1993. Prior to joining GEIC, Mr. Hildebrand was an Economic Analyst in the office of Massachusetts Governor William Weld. Mr. Hildebrand presently serves as a director of several privately held companies.

     Kewsong Lee has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Lee has served as a Member and Managing Director of EMW LLC and a general partner of Warburg, Pincus & Co. ("WP") since January 1, 1997. Mr. Lee served as a Vice President of WP from January 1995 to December 1996, and as an associate at E.M. Warburg, Pincus & Co., Inc. ("EMW") from 1992 until December 1994. Prior to joining EMW, Mr. Lee was a consultant at McKinsey & Company, Inc., a management consulting company from 1990 to 1992. His present service as a director includes membership on the boards of Knoll, Inc., RenaissanceRe Holdings Ltd. and several privately held companies.

     Howard H. Newman has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Newman has served as a Member and Managing Director of EMW LLC (and its predecessor) and a general partner of WP since 1987. Prior to joining EMW LLC's predecessor in 1984 he was a Principal with Morgan Stanley & Co., Incorporated. His present service as a director includes membership on the boards of ADVO, Inc., Newfield Exploration Company, Cox Insurance Holdings Plc, Comcast UK Cable Partners Limited, RenaissanceRe Holdings Ltd. and several privately held companies.

     Donald W. Torey has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Torey has served as Executive Vice President of GEIC and GE Investment Management Incorporated ("GEIM" and, together with GEIC, "GE Investments") with responsibility for GE Investments' Private Equity and Real Estate groups since January 1997. From 1993 through 1996, Mr. Torey served as Chief Financial Officer of GE Investments. Prior to that, Mr. Torey served as Manager of Mergers and Acquisition Finance for General Electric Company ("GE"). Mr. Torey currently serves as a Trustee for the General Electric Pension Trust ("GEPT") and as a director of a privately held company.

     Paul W. Van Orden has served as a Director of Holdings and Eagle since April 1998. Mr. Van Orden has been a Special Student at the Yale Divinity School since 1997. From 1991 through 1996, he was the Executive-In-Residence, the Executive Director of the Chazen Institute for International Business and a Visiting Professor at the Columbia University Graduate School of Business. Prior to that, Mr. Van Orden was an Executive Vice President at GE. He currently serves as a director of a privately held company.

Item 11:  Executive Compensation

Summary Compensation Table

     The following summary compensation table provides information concerning compensation for the Company's chief executive officer and the four other most highly compensated executive officers of Eagle (collectively, the "Named Executive Officers") for the fiscal years ended June 27, 1998 and July 3, 1999.

                                                                                                                   Long Term
                                                                       Annual Compensation                      Compensation(3)
                                             --------------------------------------------------------------   ------------------
                                                                                                  Other           Restricted
                                               Fiscal                                          Compensation          Stock
Name and Principal Position                     Year        Salary          Bonus(1)               (2)             Awards(4)
------------------------------------------   --------   ------------   -----------------     --------------   ------------------
William A. Lynch..........................       1998       $130,682     $           --             $ 2,500              $58,230
 Chairman of the Board and                       1999        316,250             150,000              6,542                   --
 Chief Operating Officer

John O'C. Nugent..........................       1998        130,682                  --              2,000               58,230
 Chief Executive Officer and President           1999        316,250             150,000              7,480                   --

Craig A. Steinke..........................       1998         78,750                  --              2,363                4,835
 Vice President and Treasurer                    1999        221,375             105,000              6,113                   --

Richard A. Lumpp..........................       1998         80,492                  --             39,655(5)             4,835
 Vice President, Sales                           1999        179,208              85,000              3,167                   --

Tamar K. Bernbaum.........................       1998         70,455                  --              1,938                4,835
 Vice President, Marketing                       1999        165,625              77,500              6,485                   --

-------------------
(1) The bonus represents the amount earned and paid to the Named Executive Officer for Eagle's first full calendar year for which each executive could earn up to 100% of his or her base salary if certain performance targets were met.
(2) Other compensation includes matching and profit sharing contributions made by the Company on behalf of each Named Executive Officer pursuant to the Eagle Family Foods, Inc. 401k Savings and Retirement Plan.
(3) The Company has not awarded any stock options or stock appreciation rights to the Named Executive Officers.
(4) Represents the approximate value of awards of restricted Common Stock (the "Restricted Shares") issued to the Named Executive Officers on January 16, 1998. The Restricted Shares will vest in equal installments over five years (the "Vesting Period"), beginning on the first anniversary of the date of issuance provided that such grantee is employed by the Company on such date. Upon the consummation of an initial public offering of Common Stock of Holdings registered under the Securities Act of 1933 meeting certain thresholds prior to the end of the Vesting Periods, 20% of the Restricted Shares will vest. Any remaining unvested Restricted Shares would then vest in equal installments over the time remaining in the Vesting Period. The Board of Directors of Holdings may also establish certain performance criteria that could result in accelerated vesting of the Restricted Shares. As of June 27, 1998, the approximate value of each such award was $58,230, $58,230, $4,835, $4,835, and $4,835 for Messrs. Lynch, Nugent, Steinke,
     Lumpp and Ms. Bernbaum, respectively.
(5)  Includes $34,020 related to a signing bonus

Compensation Committee Interlocks and Insider Participation

     Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of William A. Lynch, John O'C. Nugent, Andreas T. Hildebrand, Kewsong Lee, Howard H. Newman, Donald W. Torey and Paul W. Van Orden at July 3, 1999. Messrs. Lynch and Nugent are both executive officers of Holdings and Eagle. See "Certain Relationships and Related Transactions."

Director Compensation

     The Directors of Holdings and Eagle have not received, and are not expected in the future to receive, compensation for their service as directors. Directors are entitled to reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Boards of Directors or committees thereof, except that directors who are employees of Holdings, Eagle, or a stockholder of Holdings shall not be entitled to such reimbursement.

Employment Agreements

     The Company has entered into employment agreements with each of Mr. William
A. Lynch and Mr. John O'C. Nugent, pursuant to which Mr. Lynch serves as Chairman of the Company and Chief Operating Officer and Mr. Nugent serves as Chief Executive Officer and President of the Company. The initial annual base salaries under such agreements for each of Mr. Lynch and Mr. Nugent are $300,000. Increases in the base salary are determined by the Board of Directors. In addition, Mr. Lynch and Mr. Nugent are each entitled to receive a bonus of up to 100% of their base salaries if certain performance targets are met. Bonuses for future periods are to be based on targets to be established by the Board of Directors. Each agreement has a term of two years, with automatic annual renewals. In the event either employment agreement is terminated by the Company without "cause" (as defined in such employment agreement), Mr. Lynch or Mr. Nugent, as the case may be, are entitled to receive severance payments equal to the base salary then in effect for the greater of the next 12 months or the remainder of the employment term. The agreements provide for customary non-competition and non-solicitation provisions. The Company entered into similar arrangements with its other executive officers.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding shares of common stock of Eagle as of September 24, 1999 are beneficially owned by Holdings. There are two classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights, and Series A Preferred Stock, which has limited voting rights. The following table sets forth, as of September 24, 1999, certain information regarding the beneficial ownership of Common Stock and the Series A Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings' voting securities, (ii) each of the directors and certain executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:

                                                                       Common Stock       Series A Preferred Stock
                                                                   ---------------------  ------------------------
                      Name and Address of                          Number of               Number of
                      Beneficial Owner (1)                          Shares    Percentage    Shares     Percentage
                      --------------------                          ------    ----------    ------     ----------
GE Investment Private Placement Partners II,
 a Limited Partnership
 3003 Summer Street
 Stamford, CT 06905(2)...........................................    404,075        41.3      400,034        49.0

Warburg, Pincus Ventures, L.P.
 466 Lexington Avenue
 New York, NY 10017(3)...........................................    404,075        41.3      400,034        49.0

William A. Lynch(4)..............................................     66,480         6.8        8,168         1.0
John O'C. Nugent(4)..............................................     63,230         6.5        4,950           *
Craig A. Steinke(5)..............................................      5,835           *          990           *
Tamar K. Bernbaum(5).............................................      4,835           *           --          --
Richard A. Lumpp(5)..............................................      5,835           *          990           *
Andreas T. Hildebrand(2)(6)......................................         --          --           --          --
Kewsong Lee(3)...................................................    404,075        41.3      400,034        49.0
Howard H. Newman(3)..............................................    404,075        41.3      400,034        49.0
Donald W. Torey(2)(6)............................................         --          --           --          --
Paul W. Van Orden(6).............................................         --          --           --          --
All directors and executive officers as a
 group (15 persons)(7)...........................................    563,135        57.5      416,716        51.0

_______________
* Less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or
     (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person's address is c/o Eagle Family Foods, 220 White Plains Road, Tarrytown, NY 10591. Messrs. Lee and Newman have the same address as Warburg. Messrs. Torey, Hildebrand and Van Orden have the same address as GEI.
(2) Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT's limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.
(3) The sole general partner of Warburg is WP, a New York general partnership. EMW LLC, a New York limited liability company, manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC. WP, as the sole general partner of Warburg, has a 15% interest in the profits of Warburg. Messrs. Lee and Newman, directors of Holdings, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Lee and Newman may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP.
(4) Includes 58,230 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to each of Messrs. Lynch and Nugent upon consummation of the Acquisition.
(5) Includes 4,835 shares of restricted stock, subject to certain vesting and for future requirements, issued to each of Messrs. Steinke and Lumpp and Ms. Bernbaum.
(6) Excludes 404,075 shares of Common Stock and 400,034 shares of Series A Preferred Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Torey, Hildebrand and Van Orden disclaim beneficial ownership of all such shares owned by GEI and GEIM.
(7) Includes 404,075 shares of Common Stock and 400,034 shares of Series A Preferred Stock beneficially owned by Warburg. Excludes 404,075 shares of Common Stock and 400,034 shares of Series A Preferred Stock beneficially owned by GEI. Includes 1,600 shares of Common Stock and 1,584 shares of Series A Preferred Stock held by executive officers not identified in the table and 149,085 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to executive officers and key employees.

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

     Board of Directors. Holdings is managed by a Board of Directors not to exceed nine members, three members of which may be designated by GEI and three members of which may be designated by Warburg. For so long as GEI beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate three directors to the Board of Directors. For so long as GEI beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate two directors to the Board of Directors. For so long as GEI beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate one director to the Board of Directors. For so long as Warburg beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate three directors to the Board of Directors. For so long as Warburg beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate two directors to the Board of Directors. For so long as Warburg beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate one director to the Board of Directors. Mr. Lynch and Mr. Nugent will be entitled to serve as directors for so long as they remain executive officers of the Company. In addition, as long as the Equity Sponsors in the aggregate beneficially own more than 50% of the Common Stock outstanding on a fully diluted basis, the Equity Sponsors have the right to designate a majority of the directors to the Board of Directors. The Board of Directors will have at least one director who is not an officer or employee of Holdings, the Company, or the Equity Sponsors, appointed by unanimous approval of the Board of Directors. The Holdings Stockholders Agreement provides that the Board of Directors of the Company is identical to that of Holdings.

     The consent of a majority of the Board of Directors which includes at least one of the directors designated by GEI and one of the directors designated by Warburg is required for the approval of (i) Holdings' or Eagle's annual operating budget; (ii) capital expenditures or investments not approved in the annual budget in amounts greater than $500,000; (iii) any merger or consolidation involving Holdings or Eagle; (iv) any acquisition by Holdings or Eagle of any assets or stock, other than acquisitions of assets in the ordinary course of business; (v) any divestiture of assets in excess of $500,000 by Holdings or Eagle, other than sales of inventory in the ordinary course of business; (vi) any liquidation, dissolution or winding up, or any consent to a bankruptcy or insolvency or related proceeding involving, Holdings or Eagle;
(vii) the issuance or sale of any debt or equity securities for cash; (viii) any expansion into new lines of business; (ix) any joint venture or strategic alliance; (x) the repurchase or redemption of any outstanding shares of capital stock or the declaration or payment of any dividends on any shares of capital stock of Holdings or Eagle; (xi) the amendment or modification of the certificate of incorporation or bylaws of Holdings or Eagle; (xii) the amendment, modification or termination of any employment agreement with any executive officer of Holdings or Eagle; (xiii) the grant of any stock options or other equity-based compensation; (xiv) the hiring or firing of any executive officer; (xv) any related party transactions; (xvi) any loans or guarantees by Holdings or Eagle outside of the ordinary course of business; (xvii) any agreement having a duration in excess of one year or cumulative obligations in excess of $1 million; (xviii) the amendment, modification or termination of any agreement with any union; (xix) the approval or adoption, amendment, modification or termination of certain employee benefit plans; and (xx) any agreement to do any of the foregoing.

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

     In connection with the portion of the Equity Contribution to Holdings made by Mr. Lynch and Mr. Nugent, the Company lent an aggregate of $575,000 to Mr. Lynch and $250,000 to Mr. Nugent in exchange for full recourse notes bearing interest at a floating rate, set semi-annually, at The Chase Manhattan Bank's then applicable prime rate, in effect for six month periods, plus 0.5%. Each note matures on the fifth anniversary of the Acquisition Closing and is secured by a pledge in favor of the Company of all of the shares of Common Stock and Series A Preferred Stock owned by such Management Investor. Mr. Lynch, in partial satisfaction of the aforementioned note, made a $200,000 principal and interest payment.

     All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements of the Company

                                                                                                                Page
     Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc.

     Report of Independent Accountants.........................................................................   32

     Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the Fifty-Three
      Week Period ended July 3, 1999 and the One Hundred Fifty-Five Day Period ended June 27, 1998.............   33

     Eagle Family Foods, Inc. Balance Sheets as of July 3, 1999 and June 27, 1998..............................   34

     Eagle Family Foods, Inc. Statements of Cash Flows for the Fifty-Three Week Period ended July 3, 1999
      and the One Hundred Fifty-Five Day Period ended June 27, 1998 ...........................................   35

     Eagle Family Foods, Inc. Statements of Changes in Stockholder's Equity for the Fifty-Three Week
      Period ended July 3, 1999 and the One Hundred Fifty-Five Day Period ended June 27, 1998..................   36

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss
      for the Fifty-Three Week Period ended July 3, 1999 and the One Hundred Fifty-Five Day Period
      ended June 27, 1998......................................................................................   37

     Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998........   38

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Three Week
      Period ended July 3, 1999 and the One Hundred Fifty-Five Day Period ended June 27, 1998..................   39

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity
      (Deficit) for the Fifty-Three Week Period ended July 3, 1999 and the One Hundred Fifty-Five
      Day Period ended June 27, 1998...........................................................................   40

     Notes to the Financial Statements.........................................................................   41

(b)(1) Financial Statements of the Predecessor

     Borden Brands North America

     Independent Auditors' Report..............................................................................   53

     Combined Statements of Operations of the Predecessor Company for the six months ended December
      31, 1997 (unaudited), the twenty-three day period ended January 23, 1998 and for the years ended
      December 31, 1997 and 1996...............................................................................   54

     Combined Statements of Cash Flows of the Predecessor Company, for the six months ended December
      31, 1997 (unaudited), the twenty-three day period ended January 23, 1998 and for the years
      ended December 31, 1997 and 1996.........................................................................   55

     Combined Statements of Owner's Investment of the Predecessor Company, for the twenty-three day
      period ended January 23, 1998 and for the years ended December 31, 1997 and 1996  .......................   56

     Notes to Combined Financial Statements of the Predecessor Company.........................................   57

(a)(2) Financial Statement Schedules

     All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) Exhibits

2.1 Asset Purchase Agreement, dated as of November 24, 1997, as amended as of December 9, 1997 and January 15, 1998, by and among Borden Foods Corporation, BFC Investments, L.P., and the Company (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Eagle and Holdings filed on June 17, 1998 (the "S-4"))

3.1 Restated Certificate of Incorporation of Holdings (Incorporated by reference to Exhibit 3.1 of the S-4)

3.2     Bylaws of Holdings (Incorporated by reference to Exhibit 3.2 of the S-4)

3.3 Restated Certificate of Incorporation, dated November 19, 1997 (Incorporated by reference to Exhibit 3.3 of the S-4)

3.4 Bylaws of the Company (Incorporated by reference to Exhibit 3.4 of the S-4)

3.5 Amended Bylaws of Holdings (Incorporated by reference to Exhibit 3.1 of the 10-Q, filed on May 14, 1999)

3.6 Amended Bylaws of Eagle (Incorporated by reference to Exhibit 3.2 of the 10-Q, filed on May 14, 1999)

4.1 Purchase Agreement, dated January 16, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.1 of the S-4)

4.2 Indenture, dated January 23, 1998, among Holdings, Eagle and IBJ Schroder Bank & Trust Company (including Specimen Certificates of 8 3/4% Series Senior Subordinated Notes due 2008 and 8 3/4% Series B Senior Subordinated Notes due 2008) (Incorporated by reference to Exhibit 4.2 of the S-4)

4.3 Registration Rights Agreement, dated January 23, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.3 of the S-
        4)

4.4 Credit Agreement, dated January 23, 1998, by and among Holdings, Eagle, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998, as amended by Amendment No. 2, dated November 30, 1998 and as amended by Amendment No. 3, dated June 30, 1999.

4.5 Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.5 of the S-4)

4.6 Exchange and Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.6 of the S-4)

4.7 Subscription Rights Agreement, dated as of January 23, 1998, by and among Holdings, GEI and Warburg (Incorporated by reference to Exhibit
        4.7 of the S-4)

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


                                   Eagle Family Foods Holdings, Inc.

                                   By:          /s/ John O'C. Nugent
                                        -------------------------------------
                                                   John O'C. Nugent
                                        President and Chief Executive Officer



                                   Eagle Family Foods, Inc.


                                   By:          /s/ John O'C. Nugent
                                        -------------------------------------
                                                   John O'C. Nugent
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

                  Name                             Title                          Date
                  ----                             -----                          ----
       /s/ John O.'C. Nugent            President, Chief Executive         September 24, 1999
       -------------------------        Officer and Director
            John O'C. Nugent            (principal executive officer)

       /s/ William A. Lynch             Chairman of the Board,             September 24, 1999
       -------------------------        Chief Operating Officer
            William A. Lynch            and Director

       /s/ Craig A. Steinke             Chief Financial Officer            September 24, 1999
       -------------------------        (principal financial and
            Craig A. Steinke            accounting officer)

       /s/ Andreas T. Hildebrand        Director                           September 24, 1999
       -------------------------
         Andreas T. Hildebrand

             /s/ Kewsong Lee            Director                           September 24, 1999
       ----------------------
               Kewsong Lee

         /s/ Howard H. Newman           Director                           September 24, 1999
       ----------------------
           Howard H. Newman

         /s/ Donald W. Torey            Director                           September 24, 1999
       ----------------------
           Donald W. Torey

       /s/ Paul W. Van Orden            Director                           September 24, 1999
       ----------------------
         Paul W. Van Orden

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Eagle Family Foods Holdings, Inc. and
Eagle Family Foods, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of stockholders' deficit and of cash flows of Eagle Family Foods Holdings, Inc. and the accompanying balance sheets and the related statements of operations and comprehensive loss, of stockholder's equity and of cash flows of Eagle Family Foods, Inc. present fairly, in all material respects, the financial position of Eagle Family Foods Holdings, Inc. and Eagle Family Foods, Inc. at July 3, 1999 and June 27, 1998, and the results of their operations and their cash flows for the fifty-three week period ended July 3, 1999 and the one hundred fifty-five day period ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the companies' managements; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Columbus, Ohio
August 13, 1999

                           EAGLE FAMILY FOODS, INC.
                Statements of Operations and Comprehensive Loss
                            (Dollars in Thousands)

                                                                                                   One Hundred
                                                                               Fifty-Three          Fifty-Five
                                                                               Week Period          Day Period
                                                                                  Ended               Ended
                                                                              July 3, 1999        June 27, 1998
                                                                           ----------------    -----------------
Net sales...............................................................   $        239,730    $          68,183
Cost of goods sold......................................................            111,026               38,376
                                                                           ----------------    -----------------
    Gross margin........................................................            128,704               29,807
Distribution expense....................................................             13,420                4,550
Marketing expense.......................................................             75,971               15,048
General and administrative expense......................................             12,406                3,691
Amortization of intangibles.............................................             21,249               11,855
In-process research and development write-off...........................                 --               23,900
                                                                           ----------------    -----------------
    Operating income (loss).............................................              5,658              (29,237)
Interest expense, net...................................................             27,798               11,453
                                                                           ----------------    -----------------
    Loss before income taxes............................................            (22,140)             (40,690)
Income tax benefit......................................................              7,655               14,246
                                                                           ----------------    -----------------
    Net loss............................................................   $        (14,485)   $         (26,444)
                                                                           ================    =================
Other comprehensive income (loss):
    Foreign translation adjustment......................................                286                  (63)
                                                                           ----------------    -----------------
    Comprehensive loss..................................................   $        (14,199)   $         (26,507)
                                                                           ================    =================

    The accompanying notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                     July 3, 1999        June 27, 1998
                                                                                    -------------       --------------
                                     Assets
Current Assets
 Cash and cash equivalents......................................................    $         972       $        1,812
 Account receivable, net........................................................           21,825               12,368
 Inventories....................................................................           41,757               32,001
 Other current assets...........................................................            5,269                  261
                                                                                    -------------       --------------
  Total Current Assets..........................................................           69,823               46,442

Property and Equipment, Net.....................................................           33,798               24,791
Notes Receivable from Related Parties...........................................              728                  825
Intangibles, Net................................................................          282,880              303,950
Deferred Income Taxes...........................................................           22,006               14,246
Other Non-Current Assets........................................................            8,051                8,986
                                                                                    -------------       --------------
Total Assets....................................................................    $     417,286       $      399,240
                                                                                    =============       ==============

                      Liabilities and Stockholder's Equity
Current Liabilities
 Current portion of long-term debt..............................................    $       1,000       $        1,250
 Accounts payable...............................................................           16,070                9,665
 Other accrued liabilities......................................................           12,793                8,122
 Accrued interest...............................................................            8,128                7,209
                                                                                    -------------       --------------
  Total Current Liabilities.....................................................           37,991               26,246

Long-Term Debt..................................................................          337,500              317,000

Commitments and Contingencies (Note 12)

Stockholder's Equity
 Common stock, $.01 par value, 250,000 shares authorized, 10,000 shares
  issued and outstanding........................................................                1                    1
 Additional paid-in capital.....................................................           82,500               82,500
 Accumulated deficit............................................................          (40,929)             (26,444)
 Accumulated other comprehensive income (loss)  ................................              223                  (63)
                                                                                    -------------       --------------
  Total Stockholder's Equity....................................................           41,795               55,994
                                                                                    -------------       --------------
Total Liabilities and Stockholder's Equity......................................    $     417,286       $      399,240
                                                                                    =============       ==============

    The accompanying notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.
                            Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                                                  One Hundred
                                                                                            Fifty-Three            Fifty-Five
                                                                                            Week Period            Day Period
                                                                                               Ended                 Ended
                                                                                           July 3, 1999         June 27, 1998
                                                                                          -------------        ---------------
Cash Flows From (Used In) Operating Activities
 Net loss...........................................................................      $     (14,485)       $       (26,444)
 Adjustments to reconcile net loss to net cash from (used in) operating activities
  Depreciation and amortization.....................................................             25,571                 13,384
  Amortization of deferred financing costs..........................................                920                    371
  In-process research and development write-off.....................................                 --                 23,900
  Deferred taxes....................................................................             (7,760)               (14,246)
  Gain on retirement/sale of fixed assets...........................................               (239)                    --
 Net change in current assets and liabilities
  Accounts receivable...............................................................             (9,457)               (12,368)
  Inventories.......................................................................             (9,756)               (11,901)
  Accounts payable..................................................................              6,405                  9,665
  Other assets......................................................................             (5,008)                  (210)
  Other liabilities.................................................................              5,787                  9,552
                                                                                          -------------        ---------------
 Cash used in operating activities..................................................             (8,022)                (8,297)

Cash From (Used In) Investing Activities
 Capital expenditures...............................................................            (13,744)                (2,578)
 Proceeds from the sale of assets...................................................                641                    180
 Acquisition costs..................................................................               (165)                (3,041)
 Repayment of notes and interest receivable.........................................                200                     --
                                                                                          -------------        ---------------
 Cash used in investing activities..................................................            (13,068)                (5,439)

Cash From (Used In) Financing Activities
 Proceeds from long-term debt.......................................................             21,500                 12,000
 Payment of long-term debt..........................................................             (1,250)                  (250)
                                                                                          -------------        ---------------
 Cash from financing activities.....................................................             20,250                 11,750

Decrease in cash and cash equivalents...............................................               (840)                (1,986)
Cash and cash equivalents at beginning of period ...................................              1,812                  3,798
                                                                                          -------------        ---------------
Cash and cash equivalents at end of period..........................................      $         972        $         1,812
                                                                                          =============        ===============

Supplemental disclosure:
 Interest paid......................................................................      $      25,955        $         3,991
                                                                                          =============        ===============

    The accompanying notes are an integral part of the financial statements.

                           EAGLE FAMILY FOODS, INC.
                 Statements of Changes in Stockholder's Equity
         For the One Hundred Fifty-Five Day Period Ended June 27, 1998
                and Fifty-Three Week Period Ended July 3, 1999
                            (Dollars in Thousands)

                                                                                        Accumulated
                                                          Additional                       Other
                                               Common       Paid       Accumulated     Comprehensive
                                               Stock     in Capital      Deficit       Income (Loss)      Total
                                              -------   -----------   ------------    --------------    ---------
Balance, January 23, 1998..................   $     1   $    82,500   $         --    $           --    $  82,501
Net loss...................................        --            --        (26,444)               --      (26,444)
Other comprehensive loss:
  Foreign translation adjustment...........        --            --             --               (63)         (63)
                                              -------   -----------   ------------    --------------    ---------
Balance, June 27, 1998.....................         1        82,500        (26,444)              (63)      55,994
Net loss...................................        --            --        (14,485)               --      (14,485)
Other comprehensive income:
  Foreign translation adjustment...........        --            --             --               286          286
                                              -------   -----------   ------------    --------------    ---------
Balance, July 3, 1999......................   $     1   $    82,500   $    (40,929)   $          223    $  41,795
                                              =======   ===========   ============    ==============    =========


    The accompanying notes are an integral part of the financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
         Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in Thousands)

                                                                                                  One Hundred
                                                                              Fifty-Three          Fifty-Five
                                                                              Week Period          Day Period
                                                                                 Ended               Ended
                                                                             July 3, 1999        June 27, 1998
                                                                            -------------       --------------
Net sales................................................................   $     239,730       $       68,183
Cost of goods sold.......................................................         111,026               38,376
                                                                            -------------       --------------
    Gross margin.........................................................         128,704               29,807
Distribution expense.....................................................          13,420                4,550
Marketing expense........................................................          75,971               15,048
General and administrative expense.......................................          12,436                3,703
Amortization of intangibles..............................................          21,249               11,855
In-process research and development write-off............................              --               23,900
                                                                            -------------       --------------
    Operating income (loss)..............................................           5,628              (29,249)
Interest expense, net....................................................          27,798               11,453
                                                                            -------------       --------------
    Loss before income taxes.............................................         (22,170)             (40,702)
Income tax benefit.......................................................           7,655               14,246
                                                                            -------------       --------------
    Net loss.............................................................   $     (14,515)      $      (26,456)
                                                                            =============       ==============
Other comprehensive income (loss):
    Foreign translation adjustment.......................................             286                  (63)
                                                                           --------------       --------------
    Comprehensive loss...................................................  $      (14,229)      $      (26,519)
                                                                           ==============       ==============

  The accompanying notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                    July 3, 1999        June 27, 1998
                                                                                   -------------       --------------
                                    Assets
Current Assets
 Cash and cash equivalents......................................................   $         972       $        1,812
 Accounts receivable, net.......................................................          21,825               12,368
 Inventories....................................................................          41,757               32,001
 Other current assets...........................................................           5,269                  261
                                                                                   -------------       --------------
   Total Current Assets.........................................................          69,823               46,442

Property and Equipment, Net.....................................................          33,798               24,791
Intangibles, Net................................................................         282,880              303,950
Deferred Income Taxes...........................................................          22,006               14,246
Other Non-Current Assets........................................................           8,051                8,986
                                                                                   -------------       --------------
Total Assets....................................................................   $     416,558       $      398,415
                                                                                   =============       ==============

                      Liabilities and Stockholders' Deficit
Current Liabilities
 Current portion of long-term debt..............................................   $       1,000       $        1,250
 Accounts payable...............................................................          16,070                9,666
 Other accrued liabilities......................................................          12,793                8,122
 Accrued interest...............................................................           8,128                7,209
                                                                                   -------------       --------------
   Total Current Liabilities....................................................          37,991               26,247

Long-Term Debt..................................................................         337,500              317,000

Commitments and Contingencies (Note 12)

Redeemable Preferred Stock
 Series A preferred stock, $100 stated value, 1,000,000 shares authorized,
   816,750 shares issued and outstanding, at redemption value...................          94,023               85,144
 Subscription receivable........................................................            (721)                (817)
                                                                                   -------------       --------------
                                                                                          93,302               84,327
Stockholders' Deficit
 Common stock $0.01 par value, 1,200,000 shares authorized, 975,980 and
   971,839 shares issued and outstanding........................................              10                   10

 Additional paid-in capital.....................................................             966                  962
 Unearned compensation..........................................................            (109)                (135)
 Accumulated deficit............................................................         (53,318)             (29,925)
 Subscription receivable........................................................              (7)                  (8)
 Accumulated other comprehensive income (loss)..................................             223                  (63)
                                                                                   -------------       --------------

   Total Stockholders' Deficit..................................................         (52,235)             (29,159)
                                                                                   -------------       --------------
Total Liabilities and Stockholders' Deficit.....................................   $     416,558       $      398,415
                                                                                   =============       ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                                                               One Hundred
                                                                                         Fifty-Three            Fifty-Five
                                                                                         Week Period            Day Period
                                                                                            Ended                 Ended
                                                                                         July 3, 1999         June 27, 1998
                                                                                         ------------         -------------
Cash Flows From (Used In) Operating Activities
 Net loss.............................................................................   $    (14,515)        $     (26,456)
 Adjustments to reconcile net loss to net cash from (used in) operating activities
  Depreciation and amortization.......................................................         25,601                13,396
  Amortization of deferred financing costs............................................            920                   371
  In-process research and development write-off.......................................             --                23,900
  Deferred taxes......................................................................         (7,760)              (14,246)
  Gain on retirement/sale of fixed assets.............................................           (239)                   --
 Net change in current assets and liabilities
  Accounts receivable.................................................................         (9,457)              (12,368)
  Inventories.........................................................................         (9,756)              (11,901)
  Accounts payable....................................................................          6,404                 9,666
  Other assets........................................................................         (5,008)                 (211)
  Other liabilities...................................................................          5,788                 9,552
                                                                                         ------------         -------------
 Cash used in operating activities....................................................         (8,022)               (8,297)

Cash From (Used In) Investing Activities
 Capital expenditures.................................................................        (13,744)               (2,578)
 Proceeds from sale of assets.........................................................            641                   180
 Acquisition costs....................................................................           (165)               (3,041)
 Repayment of subscription and interest receivable....................................            200                    --
                                                                                         ------------         -------------
 Cash used in investing activities....................................................        (13,068)               (5,439)

Cash From (Used In) Financing Activities
 Proceeds from long-term debt.........................................................         21,500                12,000
 Payment of long-term debt............................................................         (1,250)                 (250)
                                                                                         ------------         -------------
 Cash from financing activities.......................................................         20,250                11,750

Decrease in cash and cash equivalents.................................................           (840)               (1,986)
Cash and cash equivalents at beginning of period......................................          1,812                 3,798
                                                                                         ------------         -------------
Cash and cash equivalents at end of period............................................   $        972         $       1,812
                                                                                         ============         =============

Supplemental disclosure:
 Interest paid........................................................................   $     25,955         $       3,991
                                                                                         ============         =============
 Non-Cash financing activities included dividends accrued on Redeemable
            Preferred Stock...........................................................   $      8,878         $       3,469
                                                                                         ============         =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         For the One Hundred Fifty-Five Day Period Ended June 27, 1998
                and Fifty-Three Week Period Ended July 3, 1999
                            (Dollars in Thousands)

                                                                                                            Accumulated
                                            Additional                                                         Other
                                   Common      Paid         Unearned       Accumulated     Subscription    Comprehensive
                                   Stock    In Capital    Compensation       Deficit        Receivable     Income (Loss)   Total
                                 --------  ------------  --------------   -------------   --------------   -------------  --------
Balance, January 23, 1998.....   $     10  $        962  $         (147)  $          --   $           (8)  $          --  $    817
Net loss......................         --            --              --         (26,456)              --              --   (26,456)
Preferred stock dividend......         --            --              --          (3,469)              --              --    (3,469)
Amortization of unearned
   compensation...............         --            --              12              --               --              --        12
Other comprehensive loss:
   Foreign translation
   adjustment.................         --            --              --              --               --             (63)      (63)
                                 --------  ------------  --------------   -------------   --------------   -------------   -------
Balance, June 27, 1998........         10           962            (135)        (29,925)              (8)            (63)  (29,159)
Net loss......................         --            --              --         (14,515)              --              --   (14,515)
Preferred stock dividend......         --            --              --          (8,878)              --              --    (8,878)
Subscription receivable:
    Repayment on subscription
   receivable.................         --            --              --              --                2              --         2
    Interest income...........         --            --              --              --               (1)             --        (1)
Grant and issue of restricted
   common stock, net of
   termination................         --             4              (4)             --               --              --        --
Amortization of unearned
   compensation...............         --            --              30              --               --              --        30
Other comprehensive income:
   Foreign translation                                                                                                         286
   adjustment.................         --            --              --              --               --             286
                                 --------  ------------  --------------   -------------   --------------   -------------  --------
Balance, July 3, 1999.........   $     10  $        966  $         (109)  $     (53,318)  $           (7)  $         223  $(52,235)
                                 ========  ============  ==============   =============   ==============   =============  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements


1. Basis of Presentation:

     The accompanying financial statements as of July 3, 1999, June 27, 1998 and for the fifty-three week period ended July 3, 1999 and the one hundred fifty-five day period ended June 27, 1998 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("Eagle") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the "Company", unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends.

     Eagle was incorporated on November 14, 1997 and Holdings was incorporated on December 22, 1997. On December 30, 1997, Eagle issued 10,000 shares of common stock, par value $.01 per share, for $1,000 to Holdings. Holdings and Eagle did not realize any income or incur any expenses until commencement of operations on January 23, 1998. On January 23, 1998, Holdings received $82.5 million from GE Investment Private Placement Partners II ("GEI"), Warburg, Pincus Ventures,
L.P. ("Warburg", and together with GEI, the "Equity Sponsors") and certain members of management ("Management Investors") in exchange for 825,000 shares of common stock and 816,750 shares of Series A preferred stock. On January 23, 1998, Eagle acquired certain assets of Borden Foods Corporation ("BFC") and certain of their affiliates for $376.8 million. Financing for the acquisition and related fees consisted of (i) $82.5 million equity contribution from Holdings, (ii) $115.0 million of 8 3/4% senior subordinated notes and (iii) senior secured credit facilities in the aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility and a $70.0 million revolving credit facility. (See Note 6.)

     The acquisition was reflected in the financial statements using the purchase method of accounting. The purchase price was allocated to the assets of Eagle on the basis of their fair values. The fair values of assets were determined based on independent appraisals and management estimates.

     Eagle operates in a single segment which manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands, primarily in the United States with limited sales in Canada. The Company's portfolio of products includes Eagle brand sweetened condensed milk, ReaLemon and ReaLime lemon and lime juice from concentrate, ReaLemonade liquid concentrate lemonade, None Such mincemeat pie filling, Cremora and Cremora Royale powdered non-dairy creamer, Kava acid-neutralized coffee and Borden eggnog.

2. Summary of Significant Accounting Policies:

   Revenue Recognition

     Revenues are recognized when products are shipped. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized.

   Research and Development

     Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $2,208,000 and $845,000 for the periods ended July 3, 1999 and June 27, 1998.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


   Advertising and Promotion

     Production costs of future media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. All other advertising and promotion costs are expensed when incurred. Advertising and promotional expenses were $59,953,000 and $9,679,000 for the periods ended July 3, 1999 and June 27, 1998.

   Cash and Cash Equivalents

     The Company considers all liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents.

   Inventories

     Inventories are stated at the lower of cost or market at July 3, 1999 and June 27, 1998, with cost of goods sold principally being determined using the first-in, first-out method.

   Slotting Allowance

     The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months.

   Property and Equipment

     Property and equipment is stated at cost as of July 3, 1999 and June 27, 1998. Depreciation of property and equipment is calculated for financial reporting purposes on a straight-line method using estimated service lives ranging principally from 8 to 20 years for buildings and improvements and 3 to 10 years for other property and equipment. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments which extend service lives are capitalized.

   Capitalized Software Development Costs

     Certain external costs and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software ranging from 3 to 5 years. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. At July 3, 1999 and June 27, 1998, capitalized software costs, net of accumulated amortization, amounted to $7,624,000 and $748,000, respectively.

   Intangibles

     Intangibles are stated at cost as of July 3, 1999 and June 27, 1998 and are being amortized on a straight-line basis over their estimated useful lives. Goodwill represents the excess of purchase price over fair value of identifiable assets and liabilities acquired.

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

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

   Other Non-current Assets

     Other non-current assets at July 3, 1999 and June 27, 1998 consisted primarily of net deferred financing costs amounting to approximately $7,999,000 and $8,920,000, respectively. Such costs are amortized over the term of the related debt using the interest method.

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

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against dramatic milk price increases. The value of futures contracts is recorded to cost of production in the month the futures contract expires and cash settlement occurs. The Company does not enter into commodity futures contracts for speculative purposes. As of the end of fiscal year 1999, the Company had purchased 177 milk futures contracts for various months through January 2000 at an aggregate value of $3,700,000. The aggregate market value of these contracts at August 9, 1999 was $4,700,000.

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

   Recently Issued Accounting Statements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. The Company expects to adopt this standard in the first quarter of 2001.

3. Inventories:

     Inventories are stated at lower of cost or market at July 3, 1999 and June 27, 1998 and consisted of the following (in thousands):

                                                                                     July 3,            June 27,
                                                                                      1999                1998
                                                                                  ------------       -------------
            Finished goods............................................            $     36,886       $      29,281
            Raw material..............................................                   4,871               2,720
                                                                                  ------------       -------------
                Total inventories.....................................            $     41,757       $      32,001
                                                                                  ============       =============

4. Property and Equipment:

     Property and equipment is recorded at cost on July 3, 1999 and June 27, 1998 and consisted of the following (in thousands):

                                                                                   July 3, 1999         June 27, 1998
                                                                                 ---------------       --------------
               Land.....................................................         $           470       $          470
               Buildings and improvements...............................                   5,611                6,185
               Machinery and equipment..................................                  31,480               18,159
               Construction in progress.................................                   1,913                1,505
                                                                                  --------------       --------------
                   Total property and equipment.........................                  39,474               26,319
               Accumulated depreciation.................................                  (5,676)              (1,528)
                                                                                  --------------       --------------
                   Net property and equipment...........................         $        33,798       $       24,791
                                                                                  ==============       ==============

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


5. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                                         Estimated Useful
                                                                  July 3, 1999        June 27, 1998           Lives
                                                                 --------------      --------------      ----------------
           Tradenames........................................    $      141,000      $      141,000          40 years
           Goodwill..........................................           136,664             136,505          40 years
           Covenant not to compete...........................            21,000              21,000          5 years
           Master customer services agreement................            17,300              17,300           1 year
                                                                 --------------      --------------
               Total intangible assets.......................           315,964             315,805
           Accumulated amortization..........................           (33,084)            (11,855)
                                                                 --------------      --------------
               Net intangible assets.........................    $      282,880      $      303,950
                                                                 ==============      ==============

     Pursuant to the acquisition, the Company and BFC entered into a master customer services agreement ("Services Agreement") whereby BFC and its affiliates provided various trade marketing, distribution, transactions processing, information systems and accounting services for a period of up to 18 months after the acquisition closing based on predetermined below market rates. The fair value of the Services Agreement was determined by an independent appraisal and was based primarily on the value provided through the below market terms and the value provided because the arrangement allowed the Company to continue to do business as it built an infrastructure which has allowed it to operate on a stand alone basis. The Services Agreement was amortized on a straight-line basis over one year from the acquisition closing based on management's estimate of the timeframe for establishing its own infrastructure. In connection with the acquisition, the Company entered into agreements with a Canadian affiliate of BFC pursuant to which BFC's Canadian affiliate manufactured and packaged, warehoused, transported and sold the Company's sweetened condensed milk products in Canada. Compensation to BFC's Canadian affiliate was based upon actual costs and upon commission rates customary in the Canadian food industry and the agreements could be terminated upon notice of 90 days or less. Accordingly, no value was assigned to these agreements.

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

6. Debt Obligations:

     Debt obligations consisted of the following (in thousands):

                                                                                   July 3,1999          June 27, 1998
                                                                                 -------------        --------------
          Term loan facility due December 31, 2005..........................     $     173,500        $      174,750
          Senior subordinated notes due January 15, 2008....................           115,000               115,000
          Revolving credit facility due December 31, 2004...................            50,000                28,500
                                                                                 -------------        --------------
              Total debt obligations........................................           338,500               318,250
          Less: Current portion of long-term debt...........................            (1,000)               (1,250)
                                                                                 -------------        --------------
              Long-term debt obligations....................................     $     337,500        $      317,000
                                                                                 =============        ==============

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

   Senior Credit Facilities

     Eagle received senior bank financing from a group of lenders in an aggregate principal amount of up to $245 million (the "Senior Credit Facilities"). The Senior Credit Facilities consist of (i) a $70 million seven-year revolving credit facility (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility"). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

     The Company amended its Senior Credit Facilities effective as of June 30, 1999. The Senior Credit Facilities contain financial covenants which require the Company to meet certain financial tests including debt coverage and interest expense coverage requirements. The debt coverage and interest expense coverage requirements were amended for the four quarters ending prior to and including April 1, 2000, and have taken into consideration the Company's reduced operating performance for fiscal year 1999. The Senior Credit Facilities also contain covenants including limitations on additional indebtedness, liens, asset sales, capital expenditures, sale and leaseback transactions, dividends, loans and investments, modification of material agreements, transactions with affiliates, acquisitions, mergers and consolidations and prepayment of subordinated indebtedness. The Senior Credit Facilities agreement provides that neither Holdings or Eagle will, nor will they permit any subsidiary of Eagle to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, as defined, except primarily (i) Holdings may declare and pay dividends with respect to its capital stock payable solely in additional shares of its capital stock (other than redeemable preferred stock) and (ii) subsidiaries of Eagle may declare and pay dividends ratably with respect to their capital stock. The Senior Credit Facilities agreement also requires the Company to pledge assets acquired after the acquisition closing, including stock of after-acquired or formed subsidiaries, to deliver guarantees by wholly owned domestic subsidiaries and to maintain insurance. The Senior Credit Facilities contain customary events of default, including certain changes of control of the Company.

     The interest pricing table that is used to determine the Company's interest rate was changed to include additional categories at varying leverage ratios. The Company had been paying interest at LIBOR plus 2.25% on the Term Loan Facility and LIBOR plus 2.00% on the Revolving Credit Facility. Based on the Company's current leverage ratio and the newly amended agreement, the interest rate will now be at LIBOR plus 3.50% on the Term Loan Facility and LIBOR plus 3.25% on the Revolving Credit Facility. These rates are subject to performance step downs based on the Company's leverage ratio, with the lowest leverage ratio category set at LIBOR plus 2.25% for the Term Loan Facility and LIBOR plus 1.50% for the Revolving Credit Facility.

     The Company paid an amendment fee of one quarter of one percent on the total amount outstanding on the Term Loan Facility and the $70 million Revolving Credit Facility.

     The obligations of Eagle under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of the Company and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of the Company and its future domestic subsidiaries. The fair market value of the Senior Credit Facilities at July 3, 1999 approximates the carrying value.

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. These swap agreements commenced on July 23, 1998 and fix the LIBOR rate at 5.955% on $75 million and 5.905% on $25 million of the $175 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The fair value of the interest rate swaps at July 3, 1999 and June 27, 1998 totaled approximately $299,000 and $(551,000), respectively.

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


   Senior Subordinated Notes

     Eagle issued $115 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112 million net of underwriting discount. The Notes are due January 15, 2008 and bear interest of 8 3/4% per annum payable on January 15 and July 15.

     The Notes are unconditionally guaranteed by Holdings (the "Parent Guarantee") and by each future Domestic Subsidiary of the Company (each, a "Domestic Subsidiary Guarantee" and, collectively, the "Domestic Subsidiary Guarantees") and the Company will cause each such future Domestic Subsidiary of the Company to enter into a supplemental indenture providing for such Domestic Subsidiary to guarantee payment of the Notes as required in the indenture. The Company currently has no domestic subsidiaries and therefore none which guarantee the Notes. The Parent Guarantee and the Domestic Subsidiary Guarantees are joint and several as well as full and unconditional. The Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes include certain covenants including limitations on indebtedness, dividends and other payment restrictions affecting subsidiaries, subordinated liens, sale and leaseback transactions, sale or issuance of capital stock of subsidiaries, merger, consolidation or sale of assets, transactions with affiliates and layering debt. The indenture provides that the Company will not, and will not permit any of its subsidiaries, directly or indirectly, to declare or pay any dividend or make any distribution on or in respect of its capital stock except dividends or distributions payable solely in its capital stock (other than redeemable stock) and except dividends or distributions payable solely to the Company or any wholly-owned subsidiary of the Company. Furthermore, Holdings' ability to obtain funds from its subsidiaries is restricted by the Notes because (i) Holdings may not hold assets other than Company capital stock and other minimal assets related to the business of holding such stock and (ii) Holdings may not incur any additional liabilities other than in the ordinary course of business. The fair market value of the senior subordinated notes was approximately $100 million at July 3, 1999 and $116 million at June 27, 1998, respectively.

     On April 16, 1998, the Company filed a Registration Statement on Form S-4 to offer to exchange (the "Exchange Offer") up to $115 million of its 8 3/4% Series B Senior Subordinated Notes due 2008 (the "Exchange Notes") for up to $115 million of its outstanding 8 3/4% Senior Subordinated Notes due 2008 (the "Original Notes").

     Upon consummation of the Exchange Offer, the terms of the Exchange Notes were substantially identical in all respects to the term of the Original Notes. The Exchange Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by Holdings and all future Domestic Subsidiaries.

     Annual principal payments for the next five fiscal years and thereafter consist of the following (in thousands):

          2000.........................................  $    1,000
          2001.........................................       1,000
          2002.........................................         750
          2003.........................................       3,250
          2004.........................................      27,500
          Thereafter...................................     305,000
                                                          ---------
                                                          $ 338,500
                                                          =========

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

     At July 3, 1999, the Company had $63.0 million of accumulated net operating losses for financial statement purposes and $44.6 million of accumulated net operating loss carryforwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2018. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the benefit of these carryforwards as a noncurrent deferred tax asset. The Company's net operating loss carryforwards for state and foreign purposes are not material.

     The income tax benefits for the periods ended July 3, 1999 and June 27, 1998 amounted to $7.7 million and $14.2 million, respectively, and approximated the federal statutory tax rate.

     Deferred tax assets and liabilities at July 3, 1999 and June 27, 1998 consisted of the following (in thousands):

                                                           July 3, 1999   June 27, 1998
                                                         --------------  --------------
      Net operating loss carryforward..................  $       15,610  $        4,209
      Intangible assets................................           7,002           9,066
      Property, plant and equipment....................          (2,979)            117
      All other assets.................................           3,608           1,259
      All other liabilities............................          (1,235)           (405)
                                                         --------------  --------------
          Net deferred tax asset.......................  $       22,006  $       14,246
                                                         ==============  ==============

8. Supplemental Information

Other accrued liabilities consisted of the following (in thousands):

                                                          July 3, 1999          June 27,
                                                                                  1998
                                                        --------------     ---------------
      Other Accrued Liabilities:
        Customer allowances............................ $        5,608     $         2,253
        Coupon accrual.................................          4,281               1,402
        Broker commissions.............................          1,025                 864
        Compensation and related accruals..............            848               1,887
        Other..........................................          1,031               1,716
                                                        --------------      --------------
            Total other accrued liabilities............ $       12,793     $         8,122
                                                        ==============      ==============

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

9. Redeemable Preferred Stock

On January 23, 1998, 816,750 shares of Series A Non-Voting Preferred Stock ("Series A Preferred Stock") were issued by Holdings at a stated value of $100 per share (the "Stated Value"). The Series A Preferred Stock provides for preferential cumulative dividends at the rate of 10% per share per annum of the Stated Value. Dividends are payable as declared by the Holdings' Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock. In the event of liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Series A Preferred Stock. Holders of Series A Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Series A Preferred Stock is required to amend, alter or repeal the preferences, special rights or other powers of the Series A Preferred Stock. The Series A Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value plus all dividends accrued and unpaid thereon upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings' outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding. Cumulative accrued dividends totaled $12,347,000 and $3,469,000 at July 3, 1999 and June 27, 1998, respectively. They are classified with Redeemable Preferred Stock in the consolidated balance sheet of Holdings.

10. Stockholders and Registration Rights Agreements

   The Holdings Stockholders Agreement

     The relations among the Equity Sponsors and the Management Investors (collectively, the "Investors"), and Holdings are governed by a Stockholders Agreement, dated as of January 23, 1998 ("the Acquisition Closing") (the "Holdings Stockholders Agreement").

     Board of Directors. Holdings is managed by the Board of Directors not to exceed nine members, three of whom are designated by GEI and three of whom are designated by Warburg. For so long as GEI beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate three directors to the Board of Directors. For so long as GEI beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate two directors to the Board of Directors. For so long as GEI beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate one director to the Board of Directors. For so long as Warburg beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate three directors to the Board of Directors. For so long as Warburg beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate two directors to the Board of Directors. For so long as Warburg beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate one director to the Board of Directors. Two named members of executive management will be entitled to serve as directors for so long as they remain executive officers of the Company. In addition, as long as the Equity Sponsors in the aggregate beneficially own more than 50% of the Common Stock outstanding on a fully diluted basis, the Equity Sponsors have the right to designate a majority of the directors to the Board of Directors. The Board of Directors will have at least one director who is not an officer or employee of Eagle, Holdings, or the Equity Sponsors, appointed by unanimous approval of the Board of Directors. The Holdings Stockholders Agreement provides that the Board of Directors of the Company is identical to that of Holdings. The consent of a majority of the Board of Directors which includes at least one of the directors designated by GEI and one of the directors designated by Warburg is required for the approval of certain enumerated actions by Eagle and Holdings.

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

11. Stock Subscription Agreement

     On January 23, 1998, GEI, Warburg, and several officers of Holdings subscribed to purchase a combined 816,750 shares of Series A Preferred Stock at $100 per share and 825,000 shares of Common Stock at $1 per share. Full payment for the stock was received from all but two of the officers, who subscribed to purchase an aggregate of 13,117.5 shares of Series A Preferred Stock and 13,250 shares of Common Stock. Notes aggregating $825,000 were received from the two officers as partial consideration for the subscription. These notes are collateralized by the shares issued. They have a stated interest rate of prime (as defined) plus 0.5%, with a maturity date of January 23, 2003. The notes have been assigned between Common Stock and Series A Preferred Stock in accordance with the management subscription agreements. Accordingly, notes related to Common Stock have been presented in the consolidated balance sheet as a reduction of Stockholders' Equity while notes related to the Series A Preferred Stock have been presented as a reduction of Redeemable Preferred Stock.

     During the third quarter of fiscal 1999, one officer made a $200,000 principal and interest payment in partial satisfaction of the above mentioned notes.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


12. Commitments and Contingencies

     Commitments. The Company has entered into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, are approximately $6.9 million and $6.0 million at July 3, 1999 and June 27, 1998, respectively.

     The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets.

     At July 3, 1999, future minimum lease payments were as follows (in thousands):

               2000...........................  $    828
               2001...........................       850
               2002...........................       839
               2003...........................       627
               2004...........................       348
               Thereafter.....................        29
                                                ========
               Total minimum lease payments     $  3,521
                                                ========

     Employment Agreements. The Company has entered into two-year employment agreements with certain key executives. Such agreements provide for annual salaries and bonuses and include non-compete and non-solicitation provisions.

13. Stock Options and Restricted Stock

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

     Grants of options and the periods during which such options can be exercised are at the discretion of a committee of the Board of Directors. As of July 3, 1999, the committee has not granted any stock options.

     Under the Plan, grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of the committee.

     On January 16, 1998, the committee granted and issued 146,839 shares of restricted stock to the Company's officers and other key employees. The restricted stock vests in installments of 20% per year on each of the first five anniversaries of the issue date, provided that the recipient is employed by Holdings as of each such date. On March 17, 1999, the committee granted and issued 5,100 shares of restricted stock to the Company's key employees. This grant holds the same restriction on vesting as the grant noted above. The fair market value of the shares at the date of the grants totaled $146,839 and $5,100. Unearned compensation was charged for the fair value of the restricted shares granted and issued in accordance with the Plan. The unearned compensation is shown as a reduction of stockholders' equity (deficit) in the accompanying Consolidated Balance Sheets. Unearned compensation will be amortized ratably over the restricted period.

     During fiscal year 1999, 959 shares, which had been granted, were returned to the Plan as a result of changes in the employment status affecting a certain employee.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


     Holders of the restricted stock are not entitled to receive dividends until such shares vest or to vote their respective shares during the restricted period. Additionally, the sale, transfer, pledge, exchange or disposal of restricted shares during the restricted period is not permitted except as otherwise allowed by the Holdings Stockholders Agreement.

14. Retirement Plan

     The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees' annual compensation. The costs of this plan were $441,000 and $178,000 for the fifty-three week period ended July 3, 1999 and the one hundred fifty-five day period ended June 27, 1998, respectively.

15. Product Revenues

     The following table sets forth net sales data for each of the Company's product lines for the fifty-three week period ended July 3, 1999 and the one hundred fifty-five day period ended June 27, 1998:


                                                                         1999 Net      Percentage        1998 Net      Percentage
Product Line                 Company's Principal Brands/Categories        Sales       of Net Sales        Sales       of Net Sales
------------------------     --------------------------------------   ------------    ------------    ------------    ------------
                                                                        (Dollars in                     (Dollars in
                                                                         Millions)                       Millions)
Sweetened condensed          Eagle brand, Meadow Gold, Magnolia,            $112.5            46.9%          $25.4            37.2%
 milk                        Star and other
Lemon and lime juice,        ReaLemon and ReaLime                             60.7            25.3            23.8            34.9
 liquid concentrate          ReaLemonade                                      11.1             4.6              --              --
  lemonade
Non-dairy creamer            Cremora, Cremora Royale and other                40.5            16.9            17.1            25.1
Shelf-stable eggnog          Borden                                            5.6             2.4             0.2             0.3
Mincemeat pie filling        None Such                                         5.3             2.2             0.1             0.1
Acid neutralized coffee      Kava                                              4.0             1.7             1.6             2.4
                                                                      ------------    ------------    ------------    ------------
  Total                                                                     $239.7           100.0%          $68.2           100.0%
                                                                      ============    ============    ============    ============

16. Subsequent Event (Unaudited)

     Equity Sponsors Contribution. On September 24, 1999, the Equity Sponsors confirmed their intention to contribute $10.0 million to the equity of Holdings, and the Board of Directors authorized the issuance of such additional equity and the subsequent contribution of the proceeds to Eagle. The capital contribution is being made by the Equity Sponsors in connection with the significant investment made by the Company in launching Cremora Royale and ReaLemonade.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
and Shareholders of
Borden Foods Corporation

     We have audited the accompanying combined statements of operations, owner's investment and cash flows, of Borden Brands North America ("BBNA"), which comprises certain operating businesses of Borden Foods Corporation and affiliates, for the twenty-three day period ended January 23, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of Borden Food's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the combined results of BBNA's operations and their combined cash flows for the twenty-three day period ended January 23, 1998 and for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


May 22, 1998
Columbus, Ohio

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)

                       Combined Statements of Operations
                  For the Six Months Ended December 31, 1997,
            For the Twenty-Three Day Period Ended January 23, 1998
              And for the Years Ended December 31, 1997 and 1996


                                            Six Months         Twenty-Three
                                              Ended             Day Period
                                             December              Ended
                                               31,              January 23,                 December 31,
                                                                                  --------------------------------
                                              1997                1998                1997                1996
                                         -------------       --------------       --------------------------------
                                           (Unaudited)
                                                                       (In thousands)
Net sales.............................   $     153,869       $        7,693       $     229,370      $     230,384
Cost of goods sold....................          70,640                5,154             107,674            110,357
                                         -------------       --------------       -------------      -------------
Gross margin..........................          83,229                2,539             121,696            120,027
Distribution expense..................           8,185                  303              13,464             14,640
Marketing expense ....................          37,444                2,095              55,074             62,705
General & administrative expense......           6,736                1,010              13,184             13,483
                                         -------------       --------------       -------------      -------------
Operating income (loss)...............          30,864                 (869)             39,974             29,199
Other income..........................              56                   --                  79                 38
                                         -------------       --------------       -------------      -------------
Income (loss) before income taxes.....          30,920                 (869)             40,053             29,237
Income tax expense (benefit)..........          12,356                 (287)             16,236             12,034
                                         -------------       --------------       -------------      -------------
Net income (loss).....................   $      18,564       $         (582)      $      23,817      $      17,203
                                         =============       ==============       =============      =============

                  See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)

                       Combined Statements of Cash Flows
                  For the Six Months Ended December 31, 1997,
            For the Twenty-three Day Period Ended January 23, 1998
              And for the Years Ended December 31, 1997 and 1996

                                                                       Twenty-
                                                 Six Months           Three Day
                                                    Ended           Period Ended
                                                December 31,         January 23,            Year Ended December 31,
                                                                                      --------------------------------
                                                    1997                1998                1997               1996
                                              --------------      --------------      --------------------------------
                                                (Unaudited)
                                                                            (In thousands)
Cash Flows From (Used In) Operating
 Activities
  Net income (loss)........................   $       18,564      $         (582)     $      23,817      $      17,203
  Adjustments to reconcile net income to
    net cash from operating activities
     Depreciation and amortization.........            3,148                 512              6,174              5,937
     Loss on sale of fixed assets..........              312                  --                312                 --
  Net change in assets and liabilities
     Accounts receivable...................           (2,164)              6,630              3,091               (286)
     Inventories...........................           24,329                 610             (2,581)                78
     Accounts payable......................              680              (3,282)              (456)            (2,231)
     Other assets..........................             (260)                183                 30                755
     Other liabilities.....................            4,697              (2,350)               509              3,022
                                              --------------      --------------      -------------      -------------
  Cash flows (used in) from operating
    activities.............................           49,306               1,721             30,896             24,478
Cash Flows Used In Investing Activities
  Capital expenditures.....................           (1,789)                (87)            (3,154)            (3,726)
Cash Flows Used In Financing Activities
  Net increase (decrease) in intercompany
    investment.............................          (47,515)             (1,616)           (27,769)           (20,723)
                                              --------------      --------------      -------------      -------------
(Decrease) increase in cash................                2                  18                (27)                29
Cash at beginning of period................                4                   6                 33                  4
                                              --------------      --------------      -------------      -------------
Cash at end of period......................   $            6      $           24      $           6      $          33
                                              ==============      ==============      =============      =============

                   See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)

                   Combined Statements of Owner's Investment
            For the Twenty-three Day Period Ended January 23, 1998
              And for the Years Ended December 31, 1997 and 1996


                                                          Retained    Intercompany
                                                          Earnings     Investment       Total
                                                         ----------   -------------  -----------
Balance, January 1, 1996..............................   $  17,532      $  108,078    $  125,610

Net income............................................      17,203                        17,203
Cash collected on behalf of BBNA......................                    (233,610)     (233,610)
Cash disbursed on behalf of BBNA......................                     212,464       212,464
Translation adjustments and other.....................                         423           423
                                                         ---------      ----------    ----------
Balance, December 31, 1996............................      34,735          87,355       122,090

Net income............................................      23,817                        23,817
Cash collected on behalf of BBNA......................                    (232,052)     (232,052)
Cash disbursed on behalf of BBNA......................                     204,585       204,585
Translation adjustments and other.....................                        (302)         (302)
                                                         ---------      ----------    ----------
Balance, December 31, 1997............................      58,552          59,586       118,138


Net loss..............................................        (582)                         (582)
Cash collected on behalf of BBNA......................                     (14,164)      (14,164)
Cash disbursed on behalf of BBNA......................                      12,550        12,550
Translation adjustments and other.....................                          (2)           (2)
                                                         ---------      ----------    ----------
Balance, January 23, 1998.............................   $  57,970      $   57,970    $  115,940
                                                         =========      ==========    ==========

                  See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
                    Notes to Combined Financial Statements
                            (Dollars in thousands)


1. Nature of Operations, Basis of Presentation and Significant Accounting
Policies

     Nature of Operations and Basis of Presentation. The accompanying combined financial statements present results of operations, cash flows and owner's investment of Borden Brands North America of Borden Foods Corporation ("BBNA" or the "Company"). These financial statements have been prepared on a purchase accounting basis which reflects an allocation of a portion of the acquisition cost relating to the 1994 acquisition by an affiliate of Kohlberg Kravis Roberts ("KKR") of Borden, Inc. ("Borden") to BBNA.

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

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. The most significant estimates in BBNA financial statements are the provision for doubtful accounts, provision for inventory obsolescence, provision for trade promotions and deductions, general and group insurance expense and Borden and BFC corporate allocations. Actual results could differ from those estimates.

     Summary of Significant Accounting Policies. Significant accounting policies followed by BBNA, as summarized below, are in conformity with generally accepted accounting principles.

     Principles of Combination. The combined financial statements include the accounts of BBNA after elimination of material inter and intracompany accounts and transactions.

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
              Notes to Combined Financial Statements - continued
                            (Dollars in thousands)

     Revenue Recognition. Revenues are recognized when products are shipped. Provisions are recorded for estimated returns, allowances and consumer and certain trade promotions and discounts when revenues are recognized.

     Research and Development. Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $104, $1,781 and $2,809 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997 and 1996, respectively.

     Advertising and Promotion Expense. Production costs of future media advertising are deferred until the advertising first occurs. All other advertising costs are expensed when incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures. Advertising and promotional expenses were $1,389, $28,245 and $37,071 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997 and 1996, respectively.

     Cash. BBNA considers all highly liquid investments purchased with a term to maturity of three months or less when purchased to be cash equivalents.

     Property and Equipment. Depreciation is recorded on the straight-line basis over useful lives of 30 years for buildings and 3 to 10 years for equipment. Major renewals and betterments are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations.

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

     Concentrations of Credit Risk. Financial instruments which potentially subject BBNA to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The majority of BBNA cash activity is managed by BFC. BFC and BBNA places its temporary cash investments with high quality institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising BBNA's customer base and their dispersion across many different geographies primarily within North America. BBNA generally does not require collateral or other security to support customer receivables.

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
              Notes to Combined Financial Statements - continued
                            (Dollars in thousands)


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

     Non-pension Postemployment and Postretirement Benefits. BFC provides certain health and life insurance benefits for eligible retirees and their dependents. The cost of postretirement benefits is accrued during the employees' working careers. BBNA's share of the allocated cost to fund and administer these plans, based on allocations provided by Borden's actuary, is recorded in the statements of operations in the year the cost is incurred.

     Borden provides certain other postemployment benefits to qualified former or inactive employees. BBNA's share of the cost to fund and administer these plans, based on allocations provided by Borden's actuary, is recorded in the statements of operations in the year the cost is incurred.

     Group and General Insurance. BFC is generally self-insured for losses relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. BFC or Borden maintains insurance policies for certain items exceeding deductible limits. Losses are recorded for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and BFC's experience.

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

     For all periods, pension and postemployment and postretirement group insurance benefits were charged to BBNA based on allocations provided by Borden's actuary, which were based on actual employee census data. General and group insurance expenses, which include liability and property damage insurance, were allocated based on actual claims costs and a pro-rata share of Borden's catastrophic insurance coverage premiums in 1997 and 1998. For 1996, general insurance was allocated based upon actual claims and percentage of net trade sales, respectively, and group insurance was allocated based upon a fixed rate per employee. For all periods, corporate information services and corporate staff department services were allocated based on usage of resources such as personnel and data processing equipment. Beginning January 1, 1996, a subsidiary of Borden provided certain administrative services to BBNA at negotiated fees. These services include: processing of payroll, active and retiree group insurance claims administration, administration of workers compensation claims, and securing insurance coverage for catastrophic claims. BBNA reimburses the Borden subsidiary for payments made on BBNA's behalf and for services provided.

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
              Notes to Combined Financial Statements - continued
                            (Dollars in thousands)


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

     The provision for the allowance for doubtful accounts and the provision for customer allowances and credits are managed by customer in total for BBNA. An allocation of the provision for the allowance for doubtful accounts has been made to BBNA based on a proportion of the BBNA sales dollars to the total sales of the group. An allocation of the provision for customer allowances and credits has been allocated to BBNA based on a proportion of actual customer deductions taken by BBNA customers to the total deductions taken by customers of all businesses in the group.

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

     The following table summarizes the charges for these costs to BBNA in 1996, 1997 and 1998:

                                                            Twenty-Three
                                                             Day Period
                                                               Ended
                                                            January 23,       Year Ended December 31,
                                                                            ---------------------------
                                                                1998            1997             1996
                                                            ------------    ----------         --------
   Pension and other employee benefits..................        $  44          $  524           $  368
   Group and general insurance .........................          193           2,314            1,416
   Corporate information services.......................          265           3,201            3,336
   Shared sales force...................................          196           5,011            6,005
   Executive compensation, corporate staff, research
     department services and division overhead..........          619           8,385            9,526

     Of the total amounts in 1998, 1997 and 1996, $220, $2,761 and $2,948 respectively, was included in cost of goods sold and $412, $7,890 and $8,644 respectively, was included in marketing expense, while the majority of the remaining amount was included in general and administrative expense.

     BFC manages disbursements and the net cash position. Accordingly, both cash generated and required by BBNA's operations are recorded in owner's investment for such periods. An allocation of interest was not practical because Borden and BFC had not historically identified a capital structure comprised of separate elements of debt and equity applicable to BBNA as a separate entity.

     BBNA had sales to affiliates of KKR of $204, $6,678 and $7,374 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997 and 1996, respectively.

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
                    Notes to Combined Financial Statements
                            (Dollars in thousands)

3. Leases

     BBNA currently leases warehouse space, production facilities and vehicles under long-term or month-to-month arrangements. Rental expense amounted to $10, $110 and $44 for the twenty-three day period ended January 23, 1998 and the years ended December 31, 1997 and 1996, respectively.

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

     Income tax expense (benefit) is comprised of the following:

                                     Twenty-Three
                                      Day Period
                                        Ended
                                     January 23,      Year Ended December 31,
                                                     -------------------------
                                        1998            1997            1996
                                     ------------    ----------       --------
     Current:
        Federal.....................    $    (79)    $   13,891       $ 11,671
        State and local.............         (28)         2,551          2,068
        Foreign.....................          27            523            416
                                        --------     ----------       --------
                                             (80)        16,965         14,155
     Deferred:
        Federal.....................        (185)          (656)        (1,902)
        State and local.............         (22)           (73)          (219)
                                        --------     ----------       --------
                                            (207)          (729)        (2,121)
                                        --------     ----------       --------
     Total Current and Deferred         $   (287)    $   16,236       $ 12,034
                                        ========     ==========       ========

The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by BBNA's income (loss) before taxes to the recorded income tax expense (benefit):

                                                          Twenty-Three
                                                           Day Period
                                                             Ended
                                                          January 23,      Year Ended December 31,
                                                                          -------------------------
                                                             1998            1997            1996
                                                          ------------    ----------       --------
   U.S. Federal income tax (benefit) at 35%...........      $  (304)       $  14,019       $ 10,233
   State income tax, net of Federal benefit...........          (32)           1,610          1,190
   Foreign rate differentials.........................            2               41             45
   Goodwill amortization and other
     nondeductible expenses...........................           47              566            566
                                                            -------        ---------       --------
   Provision (credit) for income taxes................      $  (287)       $  16,236       $ 12,034
                                                            =======        =========       ========

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
                    Notes to Combined Financial Statements
                             (Dollars in thousands)

Domestic and foreign components of income (loss) before taxes are as follows:

                               Twenty-Three
                                Day Period
                                  Ended
                               January 23,      Year Ended December 31,
                                               -------------------------
                                  1998            1997            1996
                               ------------    ----------       --------
     Domestic..............       $  (938)      $ 38,676        $ 28,142
     Foreign...............            69          1,377           1,095
                                  -------       --------        --------
                                  $  (869)      $ 40,053        $ 29,237
                                  =======       ========        ========

5. Pension and Retirement Savings Plans

     Most employees of BBNA participate in the Borden Employee Retirement Income Plan. For most salaried employees, benefits under the plan generally are based on compensation and credited service. For most hourly employees, benefits under the plan are based on specified amounts per year of credited service. A portion of Borden's expense for the domestic retirement plan was allocated to BBNA based on allocations provided by Borden's actuary. (see Note 2).

     The rates used to determine pension expense for the plan shared with other Borden affiliates were as follows:

                                                                 December 31,   December 31,
                                                                     1997           1996
                                                                 ------------   ------------
   Discount rate...........................................            7.5%          6.8%
   Rate of increase in future compensation levels..........            4.5%          4.3%
   Expected long-term rate of return on plan assets........            8.5%          7.8%

     Eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay to Borden sponsored retirement savings plans (7% for certain longer service salaried employees), which was matched 50% by Borden in 1998, 1997 and 1996.

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

8. Unaudited Interim Financial Statements

     For the unaudited six months ended December 31, 1997, related party transactions and intercompany allocations were consistent with those described in Note 2.

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
                    Notes to Combined Financial Statements
                            (Dollars in thousands)

     The following table summarizes the allocation of costs to BBNA for the unaudited six months ended December 31, 1997 (in thousands):

                                                                 Six Months
                                                                    Ended
                                                              December 31, 1997
                                                              -----------------
     Pension and other employee benefits....................     $      209
     Group and general insurance............................          1,378
     Corporate information services.........................          2,066
     Shared sales force.....................................          2,480
     Executive compensation, corporate staff, research
        department services and division overhead...........          4,872

     Of the total amount in the six months ended December 31, 1997, $1,784 was included in costs of goods sold and $4,557 was included in marketing expense, while the majority of the remaining amount was included in general and administrative expense.

     BBNA had sales to affiliates of KKR of $5,233 for the six months ended December 31, 1997.