Form 10-Q
period 1999-10-02
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 1999-10-27
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 _____________

                                   FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 2, 1999
                                       or
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  _______ to  _____

              Commission file numbers 333-50305 and 333-50305-01

                                 _____________

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

                              Yes [X]     No [_]

  As of October 27, 1999, there were 1,074,085 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS

Part I - Financial Information

     Item 1.  Financial Statements                                                                                         Page
                                                                                                                           ----
     Eagle Family Foods, Inc.

     Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the thirteen week periods ended
     October 2, 1999 and September 26, 1998.............................................................................      3

     Eagle Family Foods, Inc. Balance Sheets as of October 2, 1999 and July 3, 1999.....................................      4

     Eagle Family Foods, Inc. Statements of Cash Flows for the thirteen week periods ended October 2, 1999 and
     September 26, 1998.................................................................................................      5

     Eagle Family Foods, Inc. Statement of Changes in Stockholder's Equity for the thirteen week period
     ended October 2, 1999..............................................................................................      6

     Eagle Family Foods Holdings, Inc.

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss for the
     thirteen week periods ended October 2, 1999 and September 26, 1998.................................................      7

     Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of October 2, 1999 and July 3, 1999...............      8

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirteen week periods ended
     October 2, 1999 and September 26, 1998.............................................................................      9

     Eagle Family Foods Holdings, Inc. Statement of Changes in Stockholders' Deficit for the thirteen week period
     ended October 2, 1999..............................................................................................     10

     Notes to the Financial Statements..................................................................................     11

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................     20

Part II - Other Information

     Item 2.  Changes in Securities and Use of Proceeds.................................................................     21

     Item 6.  Exhibits and Reports on Form 8-K..........................................................................     21

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           EAGLE FAMILY FOODS, INC.
                Statements of Operations and Comprehensive Loss
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                       Thirteen Week
                                                                                        Period Ended
                                                                             October 2,          September 26,
                                                                               1999                  1998
                                                                          ---------------       ---------------
Net sales...........................................................      $        55,157       $        50,957
Cost of goods sold..................................................               29,436                22,558
                                                                          ---------------       ---------------
   Gross margin.....................................................               25,721                28,399
Distribution expense................................................                3,594                 2,978
Marketing expense...................................................               17,432                12,587
General and administrative expense..................................                3,328                 2,596
Amortization of intangibles.........................................                2,790                 7,113
                                                                          ---------------       ---------------
   Operating income (loss)..........................................               (1,423)                3,125
Interest expense, net...............................................                7,976                 6,976
                                                                          ---------------       ---------------
   Loss before income taxes.........................................               (9,399)               (3,851)
Income tax benefit..................................................               (3,281)               (1,350)
                                                                          ---------------       ---------------
   Net loss.........................................................      $        (6,118)      $        (2,501)
                                                                          ===============       ===============
Other comprehensive loss:
   Foreign translation adjustment...................................                  (98)                 (263)
                                                                          ---------------       ---------------
   Comprehensive loss...............................................      $        (6,216)      $        (2,764)
                                                                          ===============       ===============

   The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.
                                Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                                   October 2,             July 3,
                                                                                                      1999                 1999
                                                                                               ---------------       --------------
                                         Assets                                                  (Unaudited)
Current assets
 Cash and cash equivalents...............................................................      $         1,389       $          972
 Accounts receivable, net................................................................               25,676               21,825
 Inventories, net........................................................................               34,642               41,757
 Other current assets....................................................................                3,958                5,269
                                                                                               ---------------       --------------
  Total current assets...................................................................               65,665               69,823
Property and equipment, net..............................................................               32,941               33,798
Notes receivable from related parties....................................................                  744                  728
Intangibles, net.........................................................................              280,094              282,880
Deferred income taxes....................................................................               25,300               22,006
Other noncurrent assets..................................................................                8,474                8,051
                                                                                               ---------------       --------------
Total assets.............................................................................      $       413,218       $      417,286
                                                                                               ===============       ==============

                              Liabilities and Stockholder's Equity

Current liabilities
 Current portion of long-term debt.......................................................      $         1,000       $        1,000
 Accounts payable........................................................................               10,766               16,070
 Other accrued liabilities...............................................................               10,521               12,793
 Accrued interest........................................................................                6,102                8,128
                                                                                               ---------------       --------------
  Total current liabilities..............................................................               28,389               37,991

Long-term debt...........................................................................              339,250              337,500

Commitments and contingencies

Stockholder's equity
 Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
  issued and outstanding.................................................................                    1                    1
 Additional paid-in capital..............................................................               92,500               82,500
 Accumulated deficit.....................................................................              (47,047)             (40,929)
 Accumulated other comprehensive income..................................................                  125                  223
                                                                                               ---------------       --------------
  Total stockholder's equity.............................................................               45,579               41,795
                                                                                               ---------------       --------------
Total liabilities and stockholder's equity...............................................      $       413,218       $      417,286
                                                                                               ===============       ==============

   The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.
                           Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                       Thirteen Week
                                                                                                        Period Ended
                                                                                               October 2,         September 26,
                                                                                                  1999                1998
                                                                                             --------------     --------------
Cash flows from (used in) operating activities:
 Net loss..............................................................................      $       (6,118)    $       (2,501)
 Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization........................................................               4,423              7,826
  Amortization of deferred financing costs.............................................                 432                221
  Loss on retirement of fixed assets...................................................                   2                 --
  Deferred taxes.......................................................................              (3,294)            (1,380)
 Net change in assets and liabilities
  Accounts receivable, net.............................................................              (3,851)            (3,678)
  Inventories, net.....................................................................               7,115             (2,683)
  Accounts payable.....................................................................              (5,304)              (657)
  Other assets.........................................................................               1,295             (2,769)
  Other liabilities....................................................................              (4,396)             1,078
                                                                                             --------------     --------------
Cash used in operating activities......................................................              (9,696)            (4,543)

Cash used in investing activities:
 Capital expenditures..................................................................                (778)            (3,261)
                                                                                             --------------     --------------
 Cash used in investing activities.....................................................                (778)            (3,261)

Cash from (used in) financing activities:
 Payment under term loan facility......................................................                (250)              (250)
 Borrowings under revolving credit facility............................................              15,000              8,500
 Debt amendment costs..................................................................                (859)                --
 Payments under revolving credit facility..............................................             (13,000)                --
 Capital contribution..................................................................              10,000                 --
                                                                                             --------------     --------------
 Cash from financing activities........................................................              10,891              8,250

Increase in cash and cash equivalents..................................................                 417                446
Cash and cash equivalents at beginning of period.......................................                 972              1,812
                                                                                             --------------     --------------
Cash and cash equivalents at end of period.............................................      $        1,389     $        2,258
                                                                                             ==============     ==============


   The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.
                 Statement of Changes in Stockholder's Equity
              For the Thirteen Week Period Ended October 2, 1999
                            (Dollars in Thousands)

                                                                                                   Accumulated
                                                             Additional                               Other
                                             Common             Paid           Accumulated        Comprehensive
                                              Stock          in Capital          Deficit          Income (Loss)          Total
                                          -----------      ------------      -------------       --------------      -------------
Balance, July 3, 1999...............      $         1      $     82,500      $     (40,929)      $          223      $      41,795
Net loss............................               --                --             (6,118)                  --             (6,118)
Capital contribution................               --            10,000                 --                   --             10,000
Other comprehensive loss:
  Foreign translation adjustment....               --                --                 --                  (98)               (98)
                                          -----------      ------------      -------------       --------------      -------------
Balance, October 2, 1999............      $         1      $     92,500      $     (47,047)      $          125      $      45,579
                                          ===========      ============      =============       ==============      =============


   The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                            Thirteen Week
                                                                                            Period Ended
                                                                                   October 2,          September 26,
                                                                                     1999                  1998
                                                                                --------------        --------------
Net sales................................................................       $       55,157        $       50,957
Cost of goods sold.......................................................               29,436                22,558
                                                                                --------------        --------------
   Gross margin..........................................................               25,721                28,399
Distribution expense.....................................................                3,594                 2,978
Marketing expense........................................................               17,432                12,587
General and administrative expense.......................................                3,335                 2,603
Amortization of intangibles..............................................                2,790                 7,113
                                                                                --------------        --------------
   Operating income (loss)...............................................               (1,430)                3,118
Interest expense, net....................................................                7,976                 6,976
                                                                                --------------        --------------
   Loss before income taxes..............................................               (9,406)               (3,858)
Income tax benefit.......................................................               (3,281)               (1,350)
                                                                                --------------        --------------
   Net loss..............................................................       $       (6,125)       $       (2,508)
                                                                                ==============        ==============
Other comprehensive loss:
   Foreign translation adjustment........................................                  (98)                 (263)
                                                                                --------------        --------------
   Comprehensive loss....................................................       $       (6,223)       $       (2,771)
                                                                                ==============        ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                                  October 2,              July 3,
                                                                                                     1999                  1999
                                                                                               --------------        --------------
                                         Assets                                                  (unaudited)
Current assets
 Cash and cash equivalents...............................................................      $        1,389        $          972
 Accounts receivable, net................................................................              25,676                21,825
 Inventories, net........................................................................              34,642                41,757
 Other current assets....................................................................               3,958                 5,269
                                                                                               --------------        --------------
  Total current assets...................................................................              65,665                69,823
Property and equipment, net..............................................................              32,941                33,798
Intangibles, net.........................................................................             280,094               282,880
Deferred income taxes....................................................................              25,300                22,006
Other noncurrent assets..................................................................               8,474                 8,051
                                                                                               --------------        --------------
Total assets.............................................................................      $      412,474        $      416,558
                                                                                               ==============        ==============

                         Liabilities and Stockholders' Deficit
Current liabilities
 Current portion of long-term debt.......................................................      $        1,000        $        1,000
 Accounts payable........................................................................              10,766                16,070
 Other accrued liabilities...............................................................              10,521                12,793
 Accrued interest........................................................................               6,102                 8,128
                                                                                               --------------        --------------
  Total current liabilities..............................................................              28,389                37,991

Long-term debt...........................................................................             339,250               337,500

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
 Series A preferred stock, $100 stated value, 816,750 shares issued and
  outstanding, at redemption value.......................................................              96,364                94,023
 Subscription receivable.................................................................                (735)                 (721)
                                                                                               --------------        --------------
                                                                                                       95,629                93,302
 Series B preferred stock, $100,000 stated value, 99 shares issued and
  outstanding, at redemption value.......................................................               9,914                    --
                                                                                               --------------        --------------
  Total redeemable preferred stock.......................................................             105,543                93,302

Stockholders' deficit
 Common stock $0.01 par value, 1,200,000 shares authorized, 1,074,085 and
  975,980 shares issued and outstanding, respectively....................................                  11                    10
 Additional paid-in capital..............................................................               1,063                   966
 Unearned compensation...................................................................                (100)                 (109)
 Accumulated deficit.....................................................................             (61,798)              (53,318)
 Subscription receivable.................................................................                  (9)                   (7)
 Accumulated other comprehensive income..................................................                 125                   223
                                                                                               --------------        --------------
  Total stockholders' deficit............................................................             (60,708)              (52,235)
                                                                                               --------------        --------------
Total liabilities and stockholders' deficit..............................................      $      412,474        $      416,558
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

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                                         Thirteen Week
                                                                                                          Period Ended
                                                                                                October 2,          September 26,
                                                                                                   1999                 1998
                                                                                             --------------       --------------
Cash flows from (used in) operating activities:
 Net loss.................................................................................   $       (6,125)      $       (2,508)
 Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization...........................................................            4,430                7,833
  Amortization of deferred financing costs................................................              432                  221
  Loss on retirement of fixed assets......................................................                2                   --
  Deferred taxes..........................................................................           (3,294)              (1,380)
 Net change in assets and liabilities
  Accounts receivable, net................................................................           (3,851)              (3,678)
  Inventories, net........................................................................            7,115               (2,683)
  Accounts payable........................................................................           (5,304)                (657)
  Other assets............................................................................            1,295               (2,769)
  Other liabilities.......................................................................           (4,396)               1,078
                                                                                             --------------       --------------
 Cash used in operating activities........................................................           (9,696)              (4,543)

Cash used in investing activities:
 Capital expenditures.....................................................................             (778)              (3,261)
                                                                                             --------------       --------------
 Cash used in investing activities........................................................             (778)              (3,261)

Cash from (used in) financing activities:
 Payment under term loan facility.........................................................             (250)                (250)
 Borrowings under revolving credit facility...............................................           15,000                8,500
 Payments under revolving credit facility.................................................          (13,000)                  --
 Debt amendment costs.....................................................................             (859)                  --
 Issuance of Series B Preferred Stock and Common Stock....................................           10,000                   --
                                                                                             --------------       --------------
 Cash from (used in) financing activities.................................................           10,891                8,250

Increase in cash and cash equivalents.....................................................              417                  446
Cash and cash equivalents at beginning of period..........................................              972                1,812
                                                                                             --------------       --------------
Cash and cash equivalents at end of period................................................   $        1,389       $        2,258
                                                                                             ==============       ==============

Supplemental disclosure:
 Non-cash financing activities included dividends accrued on redeemable
  preferred stock.........................................................................   $        2,355       $        2,036
                                                                                             ==============       ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statement of Changes in Stockholders' Deficit
              For the Thirteen Week Period Ended October 2, 1999
                            (Dollars in Thousands)


                                                        Additional
                                         Common            Paid             Unearned          Accumulated        Subscription
                                         Stock          In Capital        Compensation          Deficit           Receivable
                                       -----------     ------------      --------------      -------------      --------------
Balance, July 3, 1999..............    $        10     $        966      $         (109)     $     (53,318)     $           (7)
Net loss...........................             --               --                  --             (6,125)                 --
Preferred stock dividend...........             --               --                  --             (2,355)                 --
Subscription receivable:
 Interest income...................             --               --                  --                 --                  (2)
Infusion of capital................              1               99                  --                 --                  --
Termination of restricted
 common stock......................             --               (2)                  2                 --                  --
Amortization of unearned
 compensation......................             --               --                   7                 --                  --
Other comprehensive loss:
 Foreign translation adjustment....             --               --                  --                 --                  --
                                       -----------     ------------      --------------      -------------      --------------
Balance, October 2, 1999...........    $        11     $      1,063      $         (100)     $     (61,798)     $           (9)
                                       ===========     ============      ==============      =============      ==============

                                           Accumulated
                                              Other
                                          Comprehensive
                                          Income (Loss)          Total
                                       -----------------      ------------
Balance, July 3, 1999..............    $             223      $    (52,235)
Net loss...........................                   --            (6,125)
Preferred stock dividend...........                   --            (2,355)
Subscription receivable:
 Interest income...................                   --                (2)
Infusion of capital................                   --               100
Termination of restricted
 common stock......................                   --                --
Amortization of unearned
 compensation......................                   --                 7
Other comprehensive loss:
 Foreign translation adjustment....                 (98)               (98)
                                       -----------------      ------------
Balance, October 2, 1999...........    $             125      $    (60,708)
                                       =================      ============


  The accompanying notes are an integral part of these consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

1. Basis of Presentation:

  The accompanying financial statements present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("Eagle") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the "Company," unless the
context indicates otherwise.   All significant intercompany balances and
transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.

  The financial statements as of October 2, 1999 and September 26, 1998 and for the thirteen week periods ended October 2, 1999 and September 26, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended July 3, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Inventories:

  Inventories are stated at the lower of cost or market at October 2, 1999 and July 3, 1999 and consisted of the following (in thousands):

                                                                                                 October 2,          July 3,
                                                                                                    1999              1999
                                                                                                -----------       -----------
   Finished goods...........................................................................    $    30,228       $    36,886
   Raw materials............................................................................          4,414             4,871
                                                                                                -----------       -----------
       Total inventories....................................................................    $    34,642       $    41,757
                                                                                                ===========       ===========

  Included in the amount at October 2, 1999 is a reserve of $4.7 million representing the write down of the ReaLemonade inventories.

3. Property and Equipment:

  Property and equipment is recorded at cost at October 2, 1999 and July 3, 1999 and consisted of the following (in thousands):

                                                                                                 October 2,          July 3,
                                                                                                   1999               1999
                                                                                                -----------        -----------
   Land.....................................................................................    $       470        $       470
   Buildings and improvements...............................................................          5,577              5,611
   Machinery and equipment..................................................................         21,843             20,949
   Computers................................................................................         10,593             10,531
   Construction in progress.................................................................          1,754              1,913
                                                                                                -----------        -----------
       Total property and equipment.........................................................         40,237             39,474
   Accumulated depreciation.................................................................         (7,296)            (5,676)
                                                                                                -----------        -----------
       Property and equipment, net..........................................................    $    32,941        $    33,798
                                                                                                ===========        ===========

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


4. Intangible Assets:

  Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                          October 2,            July 3,         Estimated
                                                                            1999                 1999          Useful Lives
                                                                       --------------       --------------    -------------
   Tradenames......................................................    $      141,000       $      141,000       40 years
   Goodwill........................................................           136,664              136,664       40 years
   Covenant not to compete.........................................            21,000               21,000        5 years
   Master customer services agreement..............................                --               17,300        1 year
                                                                       --------------       --------------
       Total intangible assets.....................................           298,664              315,964
   Accumulated amortization........................................           (18,570)             (33,084)
                                                                       --------------       --------------
       Intangible assets, net......................................    $      280,094       $      282,880
                                                                       ==============       ==============

5. Debt Obligations:

  Debt obligations consisted of the following (in thousands):

                                                                          October 2,             July 3,
                                                                             1999                 1999
                                                                       --------------       --------------
   Term loan facility due December 31, 2005........................    $      173,250       $      173,500
   Senior subordinated notes due January 15, 2008..................           115,000              115,000
   Revolving credit facility due December 31, 2004.................            52,000               50,000
                                                                       --------------       --------------
       Total debt obligations......................................           340,250              338,500
   Less current portion of long-term debt..........................            (1,000)              (1,000)
                                                                       --------------       --------------
       Long-term debt obligations..................................    $      339,250       $      337,500
                                                                       ==============       ==============

Senior Credit Facilities

  Eagle received senior bank financing from a group of lenders in an aggregate principal amount of up to $245.0 million (the "Senior Credit Facilities") on January 23, 1998. The Senior Credit Facilities consist of (i) a $70.0 million seven-year revolving credit facility including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175.0 million eight-year term loan (the "Term Loan Facility"). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

  The obligations of Eagle under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of Eagle and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of Eagle and its future domestic subsidiaries. The fair market value of the Senior Credit Facilities at October 2, 1999 approximated the carrying value.

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 3.50%. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated benefit to cancel the interest rate swap agreements at October 2, 1999 was approximately $0.7 million based on current interest rates for similar instruments.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


  In first quarter 2000, the Company paid an amendment fee of one quarter of one percent on the total amount outstanding as of July 13, 1999 on the Term Loan Facility and the Revolving Credit Facility.

 Senior Subordinated Notes

  Eagle issued $115.0 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112.0 million net of underwriting discount on January 23, 1998. The Notes are due January 15, 2008 and bear
interest of 8.75% per annum payable on January 15 and July 15.   The fair market
value of the senior subordinated notes was approximately $86.2 million at October 2, 1999.

  Future principal payments for the remainder of fiscal year 2000 and the next four fiscal years and thereafter consist of the following (in thousands):

               2000....................................................................     $     750
               2001....................................................................         1,000
               2002....................................................................           750
               2003....................................................................         3,250
               2004....................................................................        27,500
               Thereafter..............................................................       307,000
                                                                                            ---------
                                                                                            $ 340,250
                                                                                            =========

6. Redeemable Preferred Stock

  On September 24, 1999, the issuance of 99 shares of newly designated Series B Non-Voting Preferred Stock (the "Series B Preferred Stock") was authorized by Holdings at a stated value of $100,000 per share (the "Series B Stated
Value"). The Series B Preferred Stock ranks as to dividends and on liquidation on parity with the already outstanding Series A Non-Voting Preferred Stock (the "Series A Preferred Stock", and together with the Series B Preferred Stock, the "Preferred Stock") of Holdings at a stated value of $100 per share (the "Series A Stated Value" and together with the Series B Stated Value, the "Stated Value"). The Preferred Stock provides for preferential cumulative dividends at the rate of 10% per share per annum of the Stated Value for each series of Preferred Stock. Dividends are payable as declared by the Holdings Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the "Common Stock"). In the event of liquidation, dissolution or winding up, the holders of shares of Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Preferred Stock. Holders of Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Preferred Stock is required to amend, alter or repeal the preferences, special rights or other powers of the Preferred Stock. The Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value for each series of Preferred Stock plus all dividends accrued and unpaid thereon upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings' outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

7. Stockholders and Registration Rights Agreements

  The Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and the stockholders named therein (the "Stockholders Agreement") and the Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and the investors named therein (the "Registration Rights Agreement") were each amended as of September 27, 1999, to reflect a Subscription Agreement with GE Investment Private Placement Partners II, ("GEI") and Warburg, Pincus Ventures,

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


L.P. ("Warburg") (as described in Footnote 8) for the offer and sale of a total of 99 shares of Series B Preferred Stock and a total of 100,000 shares of newly issued Common Stock with accompanying warrants to purchase a total of 22,013 shares of Common Stock (the "Warrants") (collectively, the "Offered Securities"). As a result of such amendments, all covenants and agreements set forth in the initial Stockholders Agreement and Registration Rights Agreement will apply to the newly issued Series B Preferred Stock, Common Stock and Common Stock issuable upon exercise of the Warrants.

8. Subscription Agreement

  On September 27, 1999, GEI and Warburg subscribed to purchase a total of 99 shares of newly issued Series B Preferred Stock at $100,000 per share and a total of 100,000 shares of Common Stock at $1 per share with accompanying Warrants to purchase up to 22,013 additional shares of Common Stock. The Warrants may be exercised for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and only upon failure of the Company to achieve certain financial targets for the fiscal year ending July 1, 2000. The Warrants automatically terminate if the Company achieves certain financial targets for fiscal year ended July 1, 2000. Otherwise, the Warrants expire on September 27, 2004. Holdings received $10.0 million in exchange for the Offered Securities.
In connection with the issuance of the Offered Securities, Holdings made a $10.0 million capital contribution to Eagle.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Set forth below is a discussion of the financial condition and results of operations for the thirteen week periods ended October 2, 1999 and September 26, 1998. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Certain statements under this caption constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

  The following table sets forth the results of operations as a percentage of net sales for the thirteen week periods ended October 2, 1999 and September 26, 1998:

                                                                                          Thirteen Week Period Ended
                                                                                       October 2,          September 26,
                                                                                          1999                 1998
                                                                                      -----------         --------------
                    Net sales......................................................         100.0 %                100.0 %
                    Cost of goods sold.............................................          53.4                   44.3
                                                                                      -----------         --------------
                    Gross margin...................................................          46.6                   55.7
                    Distribution expense...........................................           6.5                    5.8
                    Marketing expense..............................................          31.6                   24.7
                    General and administrative expense.............................           6.0                    5.1
                    Amortization of intangibles....................................           5.1                   14.0
                                                                                      -----------         --------------
                    Operating income (loss)........................................          (2.6)%                  6.1 %
                                                                                      ===========         ==============

Results of Operations

Thirteen Week Periods ended October 2, 1999 ("first quarter 2000") and September 26, 1998 ("first quarter 1999") (Unaudited)

  Net Sales. The Company's net sales for first quarter 2000 were $55.2 million as compared to $51.0 million for first quarter 1999, an increase of $4.2 million, or 8.2%. The increase reflected $3.8 million in net sales from the April 1999 launch of ReaLemonade, $0.7 million in net sales within the lemon and lime juice product line, and $0.5 million in net sales of Borden eggnog and None Such pie filling. Sweetened condensed milk net sales were reduced by $0.7 million for products returned to reclamation centers. These unsaleable returns were primarily for Eagle Brand chocolate flavored sweetened condensed milk, a product which the Company has discontinued manufacturing.

  The increases described above were also offset by $0.8 million in lower non-dairy creamer net sales. Production of non-dairy creamer was temporarily disrupted due to a June 2, 1999 fire at the Company's Chester, South Carolina manufacturing plant. While all retail product sales and some industrial product sales were unaffected by the fire due to the Company's ability to have products manufactured by a third party, certain industrial products could not be outsourced during the production downtime. The Company estimates sales were reduced by approximately $0.6 million of industrial sales during first quarter 2000 as a result of the downtime. The Company has replaced the damaged equipment and resumed production in mid-October 1999.

  The table below sets forth the Company's net sales data for each of the Company's product lines for first quarter 2000 and first quarter 1999 (dollars in millions):

                                                                    Net Sales                          Net Sales
                                                                      First           Percentage         First         Percentage
                                                                     Quarter              of            Quarter            of
Product Line                  Company's Principal Brands               2000           Net Sales           1999          Net Sales
------------------------      -------------------------------     -----------        -----------       ----------      ----------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other.......     $      24.4               44.2%      $     24.4            47.8%
Lemon and lime juice,         ReaLemon and ReaLime...........            16.3               29.5             15.6            30.6
 Liquid concentrate           ReaLemonade....................             3.8                6.9               --              --
Non-dairy creamer             Cremora, Cremora Royale and
                              other..........................             7.7               14.0              8.5            16.7%
Shelf-stable eggnog           Borden.........................             1.1                2.0              0.7             1.3
Mincemeat pie filling         None Such......................             1.0                1.8              0.9             1.8
Acid neutralized coffee       Kava...........................             0.9                1.6              0.9             1.8
                                                                  -----------        -----------       ----------      ----------
 Total...........................................                 $      55.2              100.0%      $     51.0           100.0%
                                                                  ===========        ===========       ==========      ==========

  The table below sets forth the Company's net sales data by sales channel for first quarter 2000 and first quarter 1999
(dollars in millions):

                                                                    Net Sales       Percentage        Net Sales      Percentage
                                                                  First Quarter         of          First Quarter        of
                                                                      2000           Net Sales           1999         Net Sales
                                                                  -------------   ------------      -------------   ------------
U.S. Retail
 Sweetened condensed milk.................................        $        19.4           35.1%     $        18.0           35.3%
 Lemon and lime juice.....................................                 11.8           21.4               10.7           21.0
 Liquid concentrate lemonade..............................                  3.6            6.5                 --             --
 Branded non-dairy creamer................................                  5.5           10.0                5.9           11.6
 Other products...........................................                  3.0            5.4                2.4            4.7
 Private label non-dairy creamer..........................                  1.1            2.0                0.9            1.7
U.S. Foodservice/Industrial...............................                  6.3           11.4                6.3           12.4
International.............................................                  4.5            8.2                6.8           13.3
                                                                  -------------   ------------      -------------   ------------
 Total....................................................        $        55.2          100.0%     $        51.0          100.0%
                                                                  =============   ============      =============   ============

  Cost of Goods Sold. Cost of goods sold was $29.4 million for first quarter 2000 as compared to $22.6 million for first quarter 1999, an increase of $6.8 million, or 30.1%. The increase reflected the higher level of sales, which increased 8.2%, and the recording of a $4.7 million charge to reserve for obsolescence of ReaLemonade inventories related to inventory expiration. The reserve was recorded because, based on the Company's forecasted sales volume, the inventories will expire before its anticipated sale dates. Expressed as a percentage of net sales, excluding the $4.7 million reserve mentioned above, cost of goods sold for first quarter 2000 increased to 44.7% from 44.3% for first quarter 1999.

  Distribution Expense. Distribution expense was $3.6 million for first quarter 2000 as compared to $3.0 million for first quarter 1999, an increase of $0.6 million, or 20.0%. Expressed as a percentage of net sales, distribution expense for first quarter 2000 increased to 6.5% from 5.8% for first quarter 1999. The increase was driven by $0.2 million related to the higher volume of sales, $0.2 million for higher warehousing costs primarily associated with the inventory manufactured to support the launch of ReaLemonade, and $0.2 million for costs shifted from marketing expense to distribution costs as a result of the change in the distribution network for certain U.S. foodservice sales.

  Marketing Expense. Marketing expense was $17.4 million for first quarter 2000 as compared to $12.6 million for first quarter 1999, an increase of $4.8 million. The increase was driven by $5.5 million in advertising, trade and consumer support related to the launch of ReaLemonade. This increase in expense was partially offset by a decrease of $1.0 million in trade support and slotting costs related to the 1999 launch of Cremora Royale.

  General and Administrative ("G&A") Expense. Total G&A expense was $3.3 million for first quarter 2000, as compared to $2.6 million for first quarter 1999, an increase of $0.7 million, or 26.9%. Expressed as a percentage of net sales, G&A expense for first quarter 2000 increased to 6.0% from 5.1% for first quarter 1999. The increase primarily reflected $0.5 million of higher depreciation expense associated with the start up of the Company's new computer systems.

  Amortization of Intangibles. Amortization of intangibles was $2.8 million for first quarter 2000, as compared to $7.1 million for first quarter 1999, a decrease of $4.3 million. The decrease was due to the expiration of the one year master customer services agreement entered into between the Company and Borden Foods Corporation ("BFC") in connection with the Company's January 23, 1998 acquisition of assets from BFC, pursuant to which BFC provided certain processing services for a period up to 18 months after the acquisition closing based on predetermined below market rates.

  Operating Income. Operating loss was $1.4 million for first quarter 2000 as compared to operating income of $3.1 million for first quarter 1999, a decrease of $4.5 million. Excluding the impact of $2.8 million and $7.1 million of amortization expense for intangibles for first quarter 2000 and first quarter 1999, respectively, and a $4.7 million charge to reserve for ReaLemonade inventories for first quarter 2000, operating income was $6.1 million for first quarter 2000 as compared to $10.2 million for first quarter 1999, a decrease of $4.1 million, or 40.2%. Together with other factors discussed above, the Company's operating income was significantly reduced by the marketing investment in ReaLemonade.

  Interest Expense. Interest expense net of interest income was $8.0 million for first quarter 2000 as compared to interest expense net of interest income of $7.0 million for first quarter 1999. The increase was due to $0.5 million of higher interest expense because the average outstanding balance on the Revolving Credit Facility was $52.0 million at October 2, 1999 compared to $37.0 million at September 26, 1998, $0.3 million from higher interest rates during first quarter 2000 compared to first quarter 1999, and $0.2 million for debt issuance costs associated with a June 30, 1999 amendment to the Company's credit agreement with its Lenders for the Senior Credit Facilities.

  Income Taxes. The Company recorded an income tax benefit of $3.3 million for first quarter 2000 as compared to a $1.4 million income tax benefit for first quarter 1999.

Liquidity and Capital Resources

  Borrowings under the Senior Credit Facilities at October 2, 1999 and July 3, 1999 consisted of $173.2 million and $173.5 million, respectively, for the Term Loan Facility maturing in 2005. The Term Loan Facility matures $0.8 million in the remainder of fiscal year 2000 and fiscal year 2002, and $1.0 million, $3.3 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2001, 2003, 2004, 2005 and 2006, respectively. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility maturing in 2004, of which $52.0 million and $37.0 million were outstanding at October 2, 1999 and September 26, 1998, respectively. The increase in the amount outstanding under the Revolving Credit Facility was principally due to the marketing and manufacturing investment made in supporting ReaLemonade and other inventories to support the higher sales occurring in the last month of first quarter 2000.

  On September 27, 1999, GEI and Warburg (collectively, "Equity Sponsors") contributed $10.0 million of additional equity for the Offered Securities. The capital contribution made by the Equity Sponsors was made in connection with the significant marketing investment made by the Company in launching Cremora Royale and ReaLemonade during the fiscal year ended July 3, 1999.

  Interest payments on the Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating
rates and require interest payments on varying dates.   However, on April 22,
1998, the Company entered into interest rate swap agreements in order to fix the interest rate on $100 million of the Term Note Facility. These swap agreements commenced on July 23, 1998.

  The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.8 million on capital projects in first quarter 2000 to fund expenditures in existing facilities, management information systems initiatives, and discretionary capital projects associated with new products. The Company expects to spend approximately $5.0 to $7.0 million on capital projects in fiscal year 2000 to fund expenditures in existing facilities, information system initiatives and discretionary capital projects associated with new products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

  Net cash used in operating activities for first quarter 2000 was $9.7 million and for first quarter 1999 was $4.5 million.

  Cash provided by financing activities in first quarter 2000 and first quarter 1999 was $10.9 million and $8.3 million, respectively. Net proceeds of $2.0 million and $8.5 million represented borrowings under the Revolving Credit Facility for first quarter 2000 and first quarter 1999, respectively. Additionally, the Company received $10.0 million associated with the issuance of the Offered Securities to the Equity Sponsors.

  Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

Other Information

  Plant Fire. On June 2, 1999, a fire destroyed several critical pieces of equipment at the Chester, South Carolina powdered non-dairy creamer manufacturing plant. The plant operated at modified levels until production commenced in mid-October 1999. The Company had temporarily engaged another manufacturer to produce powdered non-dairy creamer in bulk. The Chester, South Carolina plant then packaged and shipped the finished product to its customers. The Company estimates that total lost sales associated with the fire will be less than $1.0 million.

  The Company is in the process of completing its insurance claim for property damage, other expenses related to the fire and business interruption. The claim is expected to be approximately $3.5 to $4.0 million. The Company does not believe that this event will have a material impact on its results of operations or financial position.

Seasonality

  The Company's net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 45% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

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

  The Company's efforts to address the 2000 issues are divided into three areas including: (1) the completed installation of the PeopleSoft enterprise-wide system for business and accounting systems; (2) the renovation of, if required, systems not replaced by the enterprise-wide system, including non-information technology systems such as plant process controls; and (3) assessment of the Year 2000 readiness of external suppliers and customers. A discussion of each area of activity follows.

  Enterprise-wide system. On January 25, 1999, the Company, in conjunction with outside consultants, implemented a comprehensive new PeopleSoft enterprise-wide system. The Company's version of the PeopleSoft enterprise-wide system software release was developed and warranted by the vendor to be Year 2000 ready. All other applications installed are new and also warranted by the vendor to be Year 2000 ready. Certain testing was performed against the application on hardware where the dates were rolled forward to 2000, and no processing issues were identified.

  Systems not replaced by the enterprise-wide system. For the systems not replaced by the PeopleSoft enterprise-wide system, including plant process controls, other non-information technology systems, brokerage reporting systems and telephone and communications systems, the Company has determined the areas that possess vulnerability to the Year 2000 issue, and have identified solutions, whether it be upgrades or workarounds. Implementation of any recommendations and contingency plan(s) and final system testing will be substantially completed by October 31, 1999. The Company's review did not identify any serious Year 2000 issues. A budget of $150,000 has been established for remediation costs in this area.

  Suppliers and Customers. The Company has assessed and addressed the risks related to third party suppliers and customers. The Company surveyed its customers and suppliers regarding their own assessment of Year 2000 vulnerability. The Company has developed contingency plans, such as reverting to a paper based order and invoice system, with its customers and suppliers where appropriate, and has communicated the contingency plans to the appropriate people. However, the Company can give no assurances that failure of third parties to address the Year 2000 system issues will not have an adverse impact on the Company's business operations and results. The current estimate for this assessment and the development of contingency plans is less than $30,000.

  Risk. Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customer's Year 2000 readiness, which is beyond the Company's control, the potential effect on the financial results and the condition of the Company can not be measured. The Company intends to complete its Year 2000 program on a timely basis so as to significantly minimize the level of uncertainty that Year 2000 will have on the Company's operations and financial results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Interest Rates

  The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at October 2, 1999 and which are sensitive to changes in interest rates, including interest rate swaps and debt obligations. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

  For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates; the notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the six month forward LIBOR rate.

  All amounts are reflected in U.S. Dollars (in thousands).

                                                 2000           2001          2002          2003          2004
                                             ----------      ---------      --------      --------      --------
Liabilities
 Fixed rate..........................
 Average interest rate...............
 Variable rate.......................        $      750      $   1,000      $    750      $  3,250      $ 27,500
 Average interest rate...............             9.461%         9.461%        9.461%        9.461%        9.461%
Interest-Rate Derivatives
Variable to fixed:
 Notional amount at the
  beginning of fiscal year...........        $  100,000      $ 100,000      $ 75,000      $ 75,000
 Maturities..........................                           25,000                      75,000
 Average pay rate....................             5.943%         5.943%        5.955%        5.955%
 Average receive rate................             5.509%         5.509%        5.509%        5.509%


                                                                Balance at
                                                                October 2,         Fair
                                              Thereafter           1999            Value
                                             ------------      ------------     ----------
Liabilities
 Fixed rate..........................        $    115,000      $    115,000     $   86,247
 Average interest rate...............               8.750%            8.750%
 Variable rate.......................        $    192,000      $    225,250     $  225,250
 Average interest rate...............               9.216%            9.274%
Interest-Rate Derivatives
Variable to fixed:
 Notional amount at the
  beginning of fiscal year...........
 Maturities..........................                          $    100,000     $      685
 Average pay rate....................                                 5.948%
 Average receive rate................                                 5.509%

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 3.50% . These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75.0 million and of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively and have been reflected in the table above.

  Milk Hedging

  The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against dramatic milk price increases. As of October 20, 1999, the Company had outstanding 263 milk futures contracts for various months through January 2000. The aggregate market value of these contracts was $6.2 million with an average cost of $6.3 million. The unrealized loss on these contracts was $0.1 million.

  The Company realized gains of $0.4 million for futures milk contracts that expired in the first quarter 2000. These gains were recorded as an offset to manufacturing costs and reduced the cost of milk purchases during this period.

                          PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.
(b)      Not applicable.
(c) On September 27, 1999, each of Warburg and GEI purchased (i) 50,000 shares of Common Stock and Warrants to purchase 11,006.5 shares of Common Stock for a cash purchase price of $50,000 and (ii) 49.5 shares of Series B Preferred Stock for a cash purchase price of $4,950,000. The Warrants may be exercised (x) for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and (y) only upon the failures of the Company to achieve certain financial targets for the fiscal year ending July 1, 2000. The Offered Securities were issued pursuant to the exemption of Section 4(2) of the Securities Act of 1933, as amended.
(d)      Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1 Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series B Non-Voting Preferred Stock of Eagle Family Foods Holdings, Inc. dated September 24, 1999.

     4.1 First Amendment to Registration Rights Agreement, dated September 27, 1999, by and among Holdings and certain investors named therein.

     4.2 First Amendment to Stockholders Agreement, dated September 27, 1999, by and among Holdings and certain stockholders of Holdings named therein.

     4.3 Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L.P.

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

                                      EAGLE FAMILY FOODS HOLDINGS, INC.

                                      EAGLE FAMILY FOODS, INC.


                                      By:  /s/ John O'C Nugent
                                           -------------------------------------
                                           John O'C Nugent
                                           President and Chief Executive Officer



                                      By:  /s/ Craig A. Steinke
                                           -------------------------------------
                                           Craig A. Steinke
                                           Vice President and Chief Financial
                                           Officer



     Date:  October 27, 1999

                                 EXHIBIT INDEX




        3.1 Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series B Non-Voting Preferred Stock of Eagle Family Foods Holdings, Inc. dated
                 September 24, 1999.

        4.1 First Amendment to Registration Rights Agreement, dated September 27, 1999, by and among Holdings and certain investors named therein.

        4.2      First Amendment to Stockholders Agreement, dated
                 September 27, 1999, by and among Holdings and certain stockholders of Holdings named therein.

        4.3 Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L.P.

        27.1     Financial Data Schedule of Eagle Family Foods Holdings,
                 Inc.

        27.2     Financial Data Schedule of Eagle Family Foods, Inc.