Form 10-Q
period 2000-01-01
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2000-02-09
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 1, 2000
                                       or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  _______ to  _____

               Commission file numbers 333-50305 and 333-50305-01

                                --------------

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

                                  Yes [X]   No

  As of February 9, 2000, there were 1,126,585 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS



Part I - Financial Information

Item 1.  Financial Statements                                                                                            Page
                                                                                                                        ------

Eagle Family Foods, Inc.

   Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income for the thirteen and twenty-six
   week periods ended January 1, 2000 and the fourteen and twenty-seven week periods ended January 2, 1999............       3

   Eagle Family Foods, Inc. Balance Sheets as of  January 1, 2000 and July 3, 1999....................................       4

   Eagle Family Foods, Inc. Statements of Cash Flows for the twenty-six week period ended January 1, 2000
   and the twenty-seven week period ended January 2, 1999.............................................................       5

   Eagle Family Foods, Inc. Statement of Changes in Stockholder's Equity for the twenty-six week period
   ended January 1, 2000..............................................................................................       6

   Eagle Family Foods Holdings, Inc.

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income for the
   thirteen and twenty-six week periods ended January 1, 2000 and the fourteen and twenty-seven week periods                 7
   ended January 2, 1999..............................................................................................

   Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of  January 1, 2000 and July 3, 1999..............       8

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the twenty-six week period
   ended  January 1, 2000 and the twenty-seven week period ended January 2, 1999......................................       9

   Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders' Deficit for the
   twenty-six week period ended January 1, 2000.......................................................................      10

   Notes to the Financial Statements..................................................................................      11

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................      15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................      23

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K..........................................................................      24

                     Part I.   Financial Information

Item 1.  Financial Statements

                            EAGLE FAMILY FOODS, INC.
               Statements of Operations and Comprehensive Income
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                  Thirteen          Fourteen          Twenty-Six        Twenty-Seven
                                                                Week Period        Week Period       Week Period         Week Period
                                                                   Ended              Ended             Ended               Ended
                                                                January 1,         January 2,        January 1,          January 2,
                                                                   2000               1999              2000                1999
                                                              -------------      -------------     -------------      --------------

Net sales................................................    $       98,361     $      100,929    $      153,518     $      151,886
Cost of goods sold.......................................            41,362             45,914            70,798             68,472
                                                              -------------      -------------     -------------      -------------
   Gross margin..........................................            56,999             55,015            82,720             83,414
Distribution expense.....................................             3,876              3,740             7,470              6,718
Marketing expense........................................            25,324             23,904            42,756             36,491
General and administrative expense.......................             2,990              3,526             6,318              6,122
Other operating income...................................               503                 --               503                 --
Amortization of intangibles..............................             2,788              7,116             5,578             14,229
                                                              -------------      -------------     -------------      -------------
   Operating income......................................            22,524             16,729            21,101             19,854
Interest expense, net....................................             8,083              7,243            16,059             14,219
                                                              -------------      -------------     -------------      -------------
   Income before income taxes............................            14,441              9,486             5,042              5,635
Income tax expense.......................................             5,066              3,317             1,785              1,967
                                                              -------------      -------------     -------------      -------------
   Net income............................................    $        9,375     $        6,169    $        3,257     $        3,668
                                                              =============      =============     =============      =============
Other comprehensive income (loss):
   Foreign translation adjustment........................              (113)                47              (211)              (216)
                                                              -------------      -------------     -------------      -------------
   Comprehensive income..................................    $        9,262     $        6,216    $        3,046     $        3,452
                                                              =============      =============     =============      =============



   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)


                                                                                                   January 1,              July 3,
                                                                                                      2000                  1999
                                                                                               ---------------        --------------
                                         Assets                                                   (Unaudited)
Current assets
 Cash and cash equivalents...............................................................      $         2,236        $         972
 Accounts receivable.....................................................................               26,312               21,825
 Inventories, net........................................................................               16,215               41,757
 Other current assets....................................................................                2,699                5,269
                                                                                               ---------------        -------------
  Total current assets...................................................................               47,462               69,823
Property and equipment, net..............................................................               32,680               33,798
Notes receivable from related parties....................................................                  759                  728
Intangibles, net.........................................................................              277,309              282,880
Deferred income taxes....................................................................               20,245               22,006
Other noncurrent assets..................................................................                8,136                8,051
                                                                                               ---------------        -------------
Total assets.............................................................................      $       386,591        $     417,286
                                                                                               ===============        =============

                          Liabilities and Stockholder's Equity
Current liabilities
 Current portion of long-term debt.......................................................      $         1,000        $       1,000
 Accounts payable........................................................................                9,265               16,070
 Other accrued liabilities...............................................................               13,826               12,793
 Accrued interest........................................................................                8,659                8,128
                                                                                               ---------------        -------------
  Total current liabilities..............................................................               32,750               37,991

Long-term debt...........................................................................              299,000              337,500

Commitments and contingencies

Stockholder's equity
 Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
  issued and outstanding.................................................................                    1                    1
Additional paid-in capital...............................................................               92,500               82,500
Accumulated deficit......................................................................              (37,672)             (40,929)

Accumulated other comprehensive income...................................................                   12                  223
                                                                                               ---------------        -------------
  Total stockholder's equity.............................................................               54,841               41,795
                                                                                               ---------------        -------------
Total liabilities and stockholder's equity...............................................      $       386,591        $     417,286
                                                                                               ===============        =============




   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                     Twenty-Six        Twenty-Seven
                                                                                                    Week Period         Week Period
                                                                                                       Ended               Ended
                                                                                                     January 1,         January 2,
                                                                                                        2000               1999
                                                                                                  -------------      --------------
Cash flows from (used in) operating activities:
 Net income..................................................................................     $       3,257      $        3,668
 Adjustments to reconcile net income to net cash from (used in) operating activities:
  Depreciation and amortization..............................................................             8,900              15,852
  Amortization of deferred financing costs...................................................               892                 459
  Loss on retirement of fixed assets.........................................................                31                  --
  Deferred taxes.............................................................................             1,761               1,931
 Net change in assets and liabilities
  Accounts receivable........................................................................            (4,487)             (8,048)
  Inventories, net...........................................................................            25,542              17,343
  Accounts payable...........................................................................            (6,805)                 91
  Other assets...............................................................................             2,414              (3,384)
  Other liabilities..........................................................................             1,320               5,772
                                                                                                  -------------      --------------
Cash from operating activities...............................................................            32,825              33,684

Cash used in investing activities:
 Capital expenditures........................................................................            (2,202)             (7,639)
 Acquisition costs...........................................................................                --                (135)
                                                                                                  -------------      --------------
 Cash used in investing activities...........................................................            (2,202)             (7,774)


Cash from (used in) financing activities:
 Payments under term loan facility...........................................................              (500)               (750)
 Borrowings under revolving credit facility..................................................            20,200              20,500
 Payments under revolving credit facility....................................................           (58,200)            (47,300)
 Debt amendment costs........................................................................              (859)                 --
 Capital contribution........................................................................            10,000                  --
                                                                                                  -------------      --------------
 Cash used in financing activities...........................................................           (29,359)            (27,550)

Increase (decrease) in cash and cash equivalents.............................................             1,264              (1,640)
Cash and cash equivalents at beginning of period.............................................               972               1,812
                                                                                                  -------------      --------------
Cash and cash equivalents at end of period...................................................     $       2,236      $          172
                                                                                                  =============      ==============


   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                  Statement of Changes in Stockholder's Equity
              For the Twenty-Six Week Period Ended January 1, 2000
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                                    Accumulated
                                                             Additional                                Other
                                             Common             Paid           Accumulated         Comprehensive
                                              Stock          in Capital          Deficit           Income (Loss)          Total
                                          -----------      ------------      -------------       ---------------       -------------

Balance, July 3, 1999...............      $         1      $     82,500      $     (40,929)      $           223       $      41,795
Net income..........................               --                --              3,257                    --               3,257
Capital contribution................               --            10,000                 --                    --              10,000
Other comprehensive loss:
  Foreign translation adjustment....               --                --                 --                  (211)              (211)
                                          -----------      ------------      -------------       ---------------       -------------
Balance, January 1, 2000............      $         1      $     92,500      $     (37,672)      $            12       $      54,841
                                          ===========      ============      =============       ===============       =============





   The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
         Consolidated Statements of Operations and Comprehensive Income
                             (Dollars in Thousands)
                                  (Unaudited)


                                                           Thirteen              Fourteen        Twenty-Six           Twenty-Seven
                                                          Week Period          Week Period       Week Period           Week Period
                                                             Ended                Ended             Ended                 Ended
                                                            January 1,          January 2,         January 1,          January 2,
                                                              2000                 1999               2000                1999
                                                          -------------        ------------       ------------        ------------
Net sales..........................................     $        98,361      $      100,929     $      153,518      $      151,886
Cost of goods sold.................................              41,362              45,914             70,798              68,472
                                                          -------------        ------------       ------------        ------------
   Gross margin....................................              56,999              55,015             82,720              83,414
Distribution expense...............................               3,876               3,740              7,470               6,718
Marketing expense..................................              25,324              23,904             42,756              36,491
General and administrative expense.................               2,998               3,534              6,333               6,137
Other operating income.............................                 503                  --                503                  --
Amortization of intangibles........................               2,788               7,116              5,578              14,229
                                                          -------------        ------------       ------------        ------------
   Operating income................................              22,516              16,721             21,086              19,839
Interest expense, net..............................               8,083               7,243             16,059              14,219
                                                          -------------        ------------       ------------        ------------
   Income before income taxes......................              14,433               9,478              5,027               5,620
Income tax expense.................................               5,066               3,317              1,785               1,967
                                                          -------------        ------------       ------------        ------------
   Net income......................................     $         9,367      $        6,161     $        3,242      $        3,653
                                                          =============        ============       ============        ============
Other comprehensive income (loss):
   Foreign translation adjustment..................                (113)                 47               (211)               (216)
                                                          -------------        ------------       ------------        ------------
   Comprehensive income............................     $         9,254      $        6,208     $        3,031      $        3,437
                                                          =============        ============       ============        ============



  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                                  January 1,              July 3,
                                                                                                     2000                  1999
                                                                                               --------------        --------------

Assets                                                                                           (unaudited)
                                          Assets
Current assets
 Cash and cash equivalents...............................................................      $        2,236        $          972
 Accounts receivable.....................................................................              26,312                21,825
 Inventories, net........................................................................              16,215                41,757
 Other current assets....................................................................               2,699                 5,269
                                                                                               --------------        --------------

  Total current assets...................................................................              47,462                69,823
Property and equipment, net..............................................................              32,680                33,798
Intangibles, net.........................................................................             277,309               282,880
Deferred income taxes....................................................................              20,245                22,006
Other noncurrent assets..................................................................               8,136                 8,051
                                                                                               --------------        --------------
Total assets.............................................................................      $      385,832        $      416,558
                                                                                               ==============        ==============

                         Liabilities and Stockholders' Deficit
Current liabilities
 Current portion of long-term debt.......................................................      $        1,000        $        1,000
 Accounts payable........................................................................               9,265                16,070
 Other accrued liabilities...............................................................              13,826                12,793
 Accrued interest........................................................................               8,659                 8,128
                                                                                               --------------        --------------
  Total current liabilities..............................................................              32,750                37,991

Long-term debt...........................................................................             299,000               337,500

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
 Series A preferred stock, $100 stated value, 816,750 shares issued and
  outstanding, at redemption value.......................................................              98,706                94,023
 Subscription receivable.................................................................                (749)                 (721)
                                                                                               --------------        --------------
                                                                                                       97,957                93,302
 Series B preferred stock, $100,000 stated value, 99 shares issued and
  outstanding, at redemption value.......................................................              10,160                    --
                                                                                               --------------        --------------
  Total redeemable preferred stock.......................................................             108,117                93,302

Stockholders' deficit
 Common stock $0.01 par value, 1,200,000 shares authorized, 1,074,085 and
  975,980 shares issued and outstanding, respectively....................................                  11                    10
 Additional paid-in capital..............................................................               1,063                   966
 Unearned compensation...................................................................                 (92)                 (109)
 Accumulated deficit.....................................................................             (55,019)              (53,318)
 Subscription receivable.................................................................                 (10)                   (7)
 Accumulated other comprehensive income..................................................                  12                   223
                                                                                               --------------        --------------
  Total stockholders' deficit............................................................             (54,035)              (52,235)
                                                                                               --------------        --------------
Total liabilities and stockholders' deficit..............................................      $      385,832        $      416,558
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

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                    Twenty-Six        Twenty-Seven
                                                                                                   Week Period         Week Period
                                                                                                      Ended               Ended
                                                                                                    January 1,         January 2,
                                                                                                       2000               1999
                                                                                                 -------------      --------------
Cash flows from (used in) operating activities:
 Net income.................................................................................     $       3,242      $        3,653
 Adjustments to reconcile net income to net cash from (used in) operating activities:
  Depreciation and amortization.............................................................             8,915              15,867
  Amortization of deferred financing costs..................................................               892                 459
  Loss on retirement of fixed assets........................................................                31                  --
  Deferred taxes............................................................................             1,761               1,931
 Net change in assets and liabilities
  Accounts receivable.......................................................................            (4,487)             (8,048)
  Inventories, net..........................................................................            25,542              17,343
  Accounts payable..........................................................................            (6,805)                 91
  Other assets..............................................................................             2,414              (3,384)
  Other liabilities.........................................................................             1,320               5,772
                                                                                                 -------------      --------------
 Cash from operating activities.............................................................            32,825              33,684

Cash used in investing activities:
 Capital expenditures.......................................................................            (2,202)             (7,639)
 Acquisition costs..........................................................................                --                (135)
                                                                                                 -------------      --------------
 Cash used in investing activities..........................................................            (2,202)             (7,774)

Cash from (used in) financing activities:
 Payments under term loan facility..........................................................              (500)               (750)
 Borrowings under revolving credit facility.................................................            20,200              20,500
 Payments under revolving credit facility...................................................           (58,200)            (47,300)
 Debt amendment costs.......................................................................              (859)                 --
 Issuance of Series B Preferred Stock and Common Stock......................................            10,000                  --
                                                                                                 -------------      --------------
 Cash used in financing activities..........................................................           (29,359)            (27,550)

Increase (decrease) in cash and cash equivalents............................................             1,264              (1,640)
Cash and cash equivalents at beginning of period............................................               972               1,812
                                                                                                 -------------      --------------
Cash and cash equivalents at end of period..................................................     $       2,236      $          172
                                                                                                 =============      ==============
Supplemental disclosure:
 Non-cash financing activities included dividends accrued on redeemable
  preferred stock...........................................................................     $       4,943      $        4,184
                                                                                                 =============      ==============




  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
           Consolidated Statement of Changes in Stockholders' Deficit
              For the Twenty-Six Week Period Ended January 1, 2000
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                        Accumulated
                                            Additional                                                     Other
                                  Common       Paid         Unearned      Accumulated   Subscription   Comprehensive
                                  Stock     In Capital    Compensation      Deficit      Receivable    Income (Loss)     Total
                                 -------    ----------    ------------    -----------   ------------   -------------   ---------
Balance, July 3, 1999.........  $     10    $      966    $      (109)   $   (53,318)   $        (7)   $         223   $ (52,235)
Net income....................        --            --             --          3,242             --               --       3,242
Preferred stock dividend......        --            --             --         (4,943)            --               --      (4,943)
Subscription receivable:
 Interest income..............        --            --             --             --             (3)              --          (3)
Infusion of capital...........         1            99             --             --             --               --         100
Cancellation of restricted
 common stock grants..........        --            (2)             2             --             --               --          --
Amortization of unearned
 compensation.................        --            --             15             --             --               --          15
Other comprehensive loss:
 Foreign translation                  --            --             --             --             --            (211)        (211)
  adjustment
                                --------    ----------    -----------    -----------    -----------    -------------   ---------
Balance, January 1, 2000......  $     11    $    1,063    $       (92)   $   (55,019)   $       (10)   $          12   $ (54,035)
                                ========    ==========    ===========    ===========    ===========    =============   =========



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

  The financial statements as of January 1, 2000 and January 2, 1999 and for the thirteen and twenty-six week periods ended January 1, 2000 and the fourteen and twenty-seven week periods ended January 2, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended July 3, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Inventories:

  Inventories are stated at the lower of cost or market at January 1, 2000 and July 3, 1999 and consisted of the following (in thousands):

                                                             January 1,          July 3,
                                                                2000              1999
                                                            -----------       -----------
   Finished goods.......................................  $      11,285       $    36,886
   Raw materials........................................          4,930             4,871
                                                            -----------       -----------
       Total inventories................................  $      16,215       $    41,757
                                                            ===========       ===========

  Included in the amount at January 1, 2000 is a reserve of $2.3 million representing a reserve for ReaLemonade inventories.

3. Property and Equipment:

  Property and equipment is recorded at cost at January 1, 2000 and July 3, 1999 and consisted of the following (in thousands):

                                                              January 1,          July 3,
                                                                 2000               1999
                                                            -----------        -----------
   Land.................................................  $         470        $       470
   Buildings and improvements...........................          7,409              6,653
   Machinery and equipment..............................         21,656             19,907
   Computers............................................         11,103             10,531
   Construction in progress.............................          1,032              1,913
                                                            -----------        -----------
       Total property and equipment.....................         41,670             39,474
   Accumulated depreciation.............................         (8,990)            (5,676)
                                                            -----------        -----------
       Property and equipment, net......................    $    32,680        $    33,798
                                                            ===========        ===========

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

4. Intangible Assets:

  Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):


                                                                              January 1,            July 3,        Estimated
                                                                                 2000                 1999        Useful Lives
                                                                           --------------       --------------    -------------
   Tradenames........................................................      $      141,000       $      141,000       40 years
   Goodwill..........................................................             136,664              136,664       40 years
   Covenant not to compete...........................................              21,000               21,000        5 years
   Master customer services agreement................................                  --               17,300        1 year
                                                                           ------------------   --------------
       Total intangible assets.......................................             298,664              315,964
   Accumulated amortization..........................................             (21,355)             (33,084)
                                                                           --------------       --------------
       Intangible assets, net........................................      $      277,309       $      282,880
                                                                           ==============       ==============

5. Debt Obligations:

  Debt obligations consisted of the following (in thousands):

                                                                              January 1,             July 3,
                                                                                  2000                 1999
                                                                           --------------       --------------
   Term loan facility due December 31, 2005..........................      $      173,000       $      173,500
   Senior subordinated notes due January 15, 2008....................             115,000              115,000
   Revolving credit facility due December 31, 2004...................              12,000               50,000
                                                                           --------------       --------------
       Total debt obligations........................................             300,000              338,500
   Less current portion of long-term debt............................              (1,000)              (1,000)
                                                                           --------------       --------------
       Long-term debt obligations....................................      $      299,000       $      337,500
                                                                           ==============       ==============

Senior Credit Facilities

  Eagle received senior bank financing from a group of lenders in an aggregate principal amount of up to $245.0 million (the "Senior Credit Facilities") on January 23, 1998. The Senior Credit Facilities consist of (i) a $70.0 million seven-year revolving credit facility including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175.0 million eight-year term loan (the "Term Loan Facility"). The Revolving Credit Facility bears interest at LIBOR plus 3.25%, with the swingline loan portion bearing interest at Prime plus 2.25%. The Term Loan Facility bears interest at LIBOR plus 3.50%. The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

  The obligations of Eagle under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of Eagle and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of Eagle and its future domestic subsidiaries. The fair market value of the Senior Credit Facilities at January 1, 2000 approximated the carrying value.

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated benefit to cancel the interest rate swap agreements at January 1, 2000 was approximately $1.8 million based on current interest rates for similar instruments.

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


  In July, 1999, the Company paid an amendment fee of one quarter of one percent on the total amount outstanding as of July 13, 1999 on the Term Loan Facility and the Revolving Credit Facility.

 Senior Subordinated Notes

  Eagle issued $115.0 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112.0 million net of underwriting discount on January 23, 1998. The Notes are due January 15, 2008 and bear interest of 8.75% per annum payable on January 15 and July 15. The fair market value of the Notes was approximately $87.4 million at January 1, 2000.

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

7. Stockholders and Registration Rights Agreements

  The Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and the stockholders named therein (the "Stockholders Agreement") and the Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and the investors named therein (the "Registration Rights Agreement") were each amended as of September 27, 1999, to reflect a Subscription Agreement with GE Investment Private Placement Partners II, a Limited Partnership ("GEI") and Warburg, Pincus Ventures, L.P. ("Warburg") (as described in Footnote 8) for the offer and sale of a total of 99 shares of Series B Preferred Stock and a total of 100,000 shares of newly issued Common Stock with accompanying warrants to purchase a total of 22,013 shares of Common Stock (the "Warrants") (collectively, the "Offered Securities"). As a result of such amendments, all covenants and agreements set forth in the initial Stockholders Agreement and Registration Rights Agreement will apply to the newly issued Series B Preferred Stock, Common Stock and Common Stock issuable upon exercise of the Warrants.

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


8. Subscription Agreement

  On September 27, 1999, GEI and Warburg subscribed to purchase a total of 99 shares of newly issued Series B Preferred Stock at $100,000 per share and a total of 100,000 shares of Common Stock at $1 per share with accompanying Warrants to purchase up to 22,013 additional shares of Common Stock. The Warrants may be exercised for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and only upon failure of the Company to achieve certain financial targets for the fiscal year ending July 1, 2000. The Warrants automatically terminate if the Company achieves certain financial targets for fiscal year ending July 1, 2000. Otherwise, the Warrants expire on September 27, 2004. Holdings received $10.0 million in exchange for the Offered Securities. In connection with the issuance of the Offered Securities, Holdings made a $10.0 million capital contribution to Eagle.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Set forth below is a discussion of the financial condition and results of operations. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth the results of operations as a percentage of net sales for the thirteen and twenty-six week periods ended January 1, 2000 and fourteen and twenty-seven week periods ended January 2, 1999:

                                                   Thirteen              Fourteen            Twenty-Six           Twenty-Seven
                                                  Week Period          Week Period          Week Period            Week Period
                                                     Ended                Ended                Ended                  Ended
                                                  January 1,           January 2,            January 1,             January 2,
                                                     2000                 1999                  2000                  1999
                                                 -----------          ------------          -----------           ------------
Net sales                                              100.0%               100.0%               100.0%                 100.0%
Cost of goods sold                                      42.1                 45.5                 46.1                   45.1
                                                 -----------          ------------          -----------           ------------
Gross margin                                            57.9                 54.5                 53.9                   54.9
Distribution expense                                     3.9                  3.7                  4.9                    4.4
Marketing expense                                       25.7                 23.7                 27.9                   24.0
General and administrative expense                       3.0                  3.5                  4.1                    4.0
Other operating income                                   0.5                   --                  0.3                     --
Amortization of intangibles                              2.8                  7.1                  3.6                    9.4
                                                 -----------          ------------          -----------           ------------
Operating income                                        23.0%                16.5%                13.7%                  13.1%
                                                ============        =============        =============         ==============

Thirteen Week Period ended January 1, 2000 ("second quarter 2000") and Fourteen Week Period ended January 2, 1999 ("second quarter 1999") (Unaudited)

  Net Sales. The Company's net sales for second quarter 2000 were $98.3 million as compared to $100.9 million for second quarter 1999, a decrease of $2.6 million, or 2.6%. The decrease was partially due to $2.4 million in lower net sales from the discontinued Eagle Brand chocolate flavored sweetened condensed milk, and $0.9 million in lower net sales of None Such pie filling and Borden eggnog. The decreases were partially offset by an increase of $1.1 million in net sales within the lemon and lime juice product lines.

  The table below sets forth the Company's net sales data for each of the Company's product lines for second quarter 2000 and second quarter 1999 (dollars in millions):

                                                                   Net Sales        Percentage       Net Sales      Percentage
                                                                    Second             of             Second            of
                                                                    Quarter           Total           Quarter          Total
Product Lines                   Company's Principal Brands            2000          Net Sales           2000         Net Sales
---------------------------     --------------------------       -------------     ---------       -----------       ---------
Sweetened condensed milk        Eagle Brand, Meadow Gold,        $   58.8            59.8%         $    61.5            60.9%
                                Magnolia, Star and other
Lemon and lime juices           ReaLemon and ReaLime                 18.0            18.3               16.9            16.7
Lemonade liquid concentrate     ReaLemonade...............             .2              .2                 --              --
Non-dairy creamer               Cremora, Cremora Royale
                                and other.................           12.7            12.9               12.7            12.6
Shelf-stable eggnog             Borden....................            3.9             4.0                4.2             4.2
Mincemeat pie filling           None Such.................            3.7             3.8                4.3             4.3
Acid neutralized coffee         Kava......................            1.0             1.0                1.3             1.3
                                                                  -------         -------           --------         -------
                                Total.....................        $  98.3           100.0%         $   100.9           100.0%
                                                                  =======         =======           ========         =======

  The U.S. Retail net sales were $87.8 million for second quarter 2000 as compared to $87.9 for second quarter 1999, a decrease of $0.1 million, or 0.1%. The U.S. Foodservice/Industrial net sales were $5.9 million for second quarter 2000 as compared to $6.6 million for second quarter 1999, a decrease of $0.7 million, or 10.6%. This decrease was primarily due to $0.6 million in lower non-dairy creamer net sales, which was impacted by a June 2, 1999 fire at the Company's Chester, South Carolina manufacturing plant. Once the plant resumed production of non-dairy creamer powder after the fire, the Company was unable to fulfill all of the sales demand for certain of its lower margin industrial products. The International net sales were $4.6 million for second quarter 2000 compared to $6.4 million for second quarter 1999, a decrease of $1.8 million, or 28.1%. This decrease was primarily due to $1.5 million in lower Canadian net sales. The Company entered into a distribution agreement with a new distributor for its Canadian sales in August 1998. The distributor purchased product from the Company in first quarter 1999 and second quarter 1999 in order to establish a base level of inventory. This is the principle reason International net sales in second quarter 2000 are significantly below second quarter 1999 net sales.

  The table below sets forth the Company's net sales data by sales channel for second quarter 2000 and second quarter 1999 (dollars in millions):

                                             Net Sales        Percentage       Net Sales      Percentage
                                              Second             of             Second            of
                                              Quarter           Total           Quarter          Total
Product Lines                                   2000          Net Sales           2000         Net Sales
--------------------------------------     -------------     ---------       -----------       ---------
U.S. Retail
 Sweetened condensed milk.............      $      53.0           53.9%     $     54.6           54.1%
 Lemon and lime juices................             14.5           14.8            13.0           12.9
 Lemonade liquid concentrate..........               .2             .2              --             --
 Branded non-dairy creamer............              9.2            9.4             9.0            8.9
 Other products.......................              8.6            8.7             9.7            9.6
 Private label non-dairy creamer......              2.3            2.3             1.6            1.6
U.S. Foodservice/Industrial...........              5.9            6.0             6.6            6.5
International.........................              4.6            4.7             6.4            6.4
                                             ----------      ---------       ---------      ---------
 Total................................      $      98.3          100.0%     $    100.9          100.0%
                                             ==========      =========       =========      =========

  Cost of Goods Sold. Cost of goods sold was $41.4 million for second quarter 2000 as compared to $45.9 million for second quarter 1999, a decrease of $4.5 million, or 9.8%. Expressed as a percentage of net sales, cost of goods sold for second quarter 2000 decreased to 42.1% from 45.5% for second quarter 1999. Cost of goods sold as a percentage of net sales decreased by 3.4% due to the sales mix shifting to higher margin products in second quarter 2000 and to lower milk, lemon concentrate and lime concentrate raw material costs.

  Distribution Expense. Distribution expense was $3.8 million for second quarter 2000 as compared to $3.7 million for second quarter 1999, an increase of $0.1 million, or 2.7%. Expressed as a percentage of net sales, distribution expense for second quarter 2000 increased to 3.9% from 3.7% for second quarter 1999. The increase was driven by higher warehousing costs primarily associated with the level of inventory maintained throughout second quarter 2000 for ReaLemonade.

  Marketing Expense. Marketing expense was $25.3 million for second quarter 2000 as compared to $23.9 million for second quarter 1999, an increase of $1.4 million. Expressed as a percentage of net sales, marketing expense for second quarter 2000 increased to 25.7% from 23.7% for second quarter 1999. The increase was primarily driven by $1.2 million in additional trade spending and amortization of slotting expense related to the launch of ReaLemonade.

  General and Administrative ("G&A") Expense. Total G&A expense was $3.0 million for second quarter 2000 as compared to $3.5 million for second quarter 1999, a decrease of $0.5 million, or 14.3%. Expressed as a percentage of net sales, G&A expense for second quarter 2000 decreased to 3.0% from 3.5% for second quarter 1999. The decrease was due to a $0.5 million charge in second quarter 1999 for professional consulting fees associated with the Company's consideration of various acquisition opportunities and a non-recurring $0.5 million charge in second quarter 1999 for transition services provided by Borden Foods Corporation ("BFC"). These decreases were partially offset by $0.5 million of higher depreciation expense in second quarter 2000 associated with the Company's computer systems.

  Other Operating Income. The Company recognized $0.5 million for a product diversion lawsuit settlement against a wholesale customer during second quarter 2000.

  Amortization of Intangibles. Amortization of intangibles was $2.8 million for second quarter 2000 as compared to $7.1 million for second quarter 1999, a decrease of $4.3 million. The decrease was due to the expiration of the one year master customer services agreement entered into between the Company and BFC in connection with the Company's January 23, 1998 acquisition of assets from BFC.

  Operating Income. Operating income was $22.5 million for second quarter 2000 as compared to $16.7 million for second quarter 1999, an increase of $5.8 million. Excluding the impact of $2.8 million and $7.1 million of amortization expense for intangibles for second quarter 2000 and second quarter 1999, respectively, operating income was $25.3 million for second quarter 2000 as compared to $23.8 million for second quarter 1999, an increase of $1.5 million, or 6.3%. Together with other factors discussed above, the Company's operating income increased primarily due to lower key commodity costs and G&A, partially offset by the impact of lower net sales and slotting allowance for ReaLemonade.

  Interest Expense. Net interest expense was $8.1 million for second quarter 2000 as compared to net interest expense of $7.2 million for second quarter 1999, an increase of $0.9 million. The increase was primarily due to $0.3 million of higher interest affected by the fluctuation in the outstanding balance of the Revolving Credit Facility, $0.7 million from higher interest rates during second quarter 2000 compared to second quarter 1999, and $0.2 million of amortization cost associated with a June 30, 1999 amendment to the Company's credit agreement with its lenders for the Senior Credit Facilities.

  Income Taxes. The Company recorded income tax expense of $5.1 million for second quarter 2000 as compared to a $3.3 million income tax expense for second quarter 1999.

Twenty-Six Week Period Ended January 1, 2000 ("first half 2000") and Twenty-Seven Week Period Ended January 2, 1999 ("first half 1999") (Unaudited)

     Net Sales. The Company's net sales for first half 2000 were $153.5 million as compared to $151.9 million for first half 1999, an increase of $1.6 million, or 1.1%. The increase was the result of $4.0 million in net sales from the April 1999 launch of ReaLemonade and $1.8 million in net sales within the lemon and lime juice product lines. The increases were partially offset by $0.4 million in lower net sales of Borden eggnog and None Such pie filling, $2.0 million in lower net sales from the discontinued Eagle Brand chocolate flavored sweetened condensed milk, and $0.7 million for sweetened condensed milk products returned to reclamation centers.

     Also offsetting the increase was $1.0 million in lower non-dairy creamer net sales. Production of non-dairy creamer was temporarily disrupted due to a June 2, 1999 fire at the Company's Chester, South Carolina manufacturing plant. While all retail product sales and some industrial product sales were unaffected by the fire due to the Company's ability to have the products manufactured by a third party, certain industrial products could not be outsourced during the production downtime. The Company estimates that total lost sales associated with the fire were approximately $1.0 million. The Company has replaced the damaged equipment and resumed production in mid-October 1999.

  The table below sets forth the Company's net sales data for each of the Company's product lines for first half 2000 and first half 1999 (dollars in millions):

                                                                   Net Sales        Percentage       Net Sales       Percentage
                                                                     First              of             First             of
                                                                      Half            Total             Half           Total
Product Lines                   Company's Principal Brands            2000          Net Sales           1999         Net Sales
---------------------------     --------------------------       -------------     ---------       -----------       ----------
Sweetened condensed milk        Eagle Brand, Meadow Gold,        $   83.3            54.3%         $    85.9            56.6%
                                Magnolia, Star and other
Lemon and lime juices           ReaLemon and ReaLime                 34.3            22.3               32.5            21.4
Lemonade liquid concentrate     ReaLemonade...............            4.0             2.6                 --              --
Non-dairy creamer               Cremora, Cremora Royale
                                and other.................           20.3            13.2               21.3            14.0
Shelf-stable eggnog             Borden....................            5.0             3.3                4.9             3.2
Mincemeat pie filling           None Such.................            4.7             3.1                5.2             3.4
Acid neutralized coffee         Kava......................            1.9             1.2                2.1             1.4
                                                                  -------         -------           --------         -------
                                Total.....................        $ 153.5           100.0%         $   151.9           100.0%
                                                                  =======         =======           ========         =======

  The U.S. Retail net sales were $132.2 million for first half 2000 as compared to $125.8 million for first half 1999, an increase of $6.4 million, or 5.1%.
The increase was primarily driven by $3.9 million in net sales from the April 1999 launch of ReaLemonade and $2.6 million in additional net sales within the lemon and lime juice product lines. The U.S. Foodservice/Industrial net sales were $12.2 million for first half 2000 as compared to $12.9 million for first half 1999, a decrease of $0.7 million, or 5.4%. This decrease was primarily impacted by the lower non-dairy creamer net sales, due to the plant fire, as discussed above. The International net sales were $9.1 million for first half 2000 compared to $13.2 million for first half 1999, a decrease of $4.1 million, or 31.1%. This decrease was partially due to $3.3 million in lower Canadian net sales. The Company entered into a distribution agreement with a new distributor for its Canadian sales in August 1998. The distributor purchased product from the Company in first half 1999 in order to establish a base level of inventory. This is the principle reason International net sales in first half 2000 are significantly below first half 1999 sales.

  The table below sets forth the Company's net sales data by sales channel for first half 2000 and first half 1999 (dollars in millions):



                                             Net Sales        Percentage      Net Sales      Percentage
                                               First             of             First           of
                                               Half             Total           Half           Total
Product Lines                                  2000           Net Sales         1999         Net Sales
--------------------------------------      ----------       ----------       ---------       ---------
U.S. Retail
 Sweetened condensed milk.............      $     72.4           47.2%         $   72.6           47.8%
 Lemon and lime juices................            26.3           17.1              23.7           15.6
 Lemonade liquid concentrate..........             3.9            2.5                --             --
 Branded non-dairy creamer............            14.8            9.6              14.9            9.8
 Other products.......................            11.4            7.4              12.1            8.0
 Private label non-dairy creamer......             3.4            2.2               2.5            1.6
U.S. Foodservice/Industrial...........            12.2            8.0              12.9            8.5
International.........................             9.1            6.0              13.2            8.7
                                             ---------       --------           -------       --------
 Total................................      $    153.5          100.0%         $  151.9          100.0%
                                             =========       ========           =======       ========

     Cost of Goods Sold. Cost of goods sold was $70.8 million for first half 2000 as compared to $68.5 million for first half 1999, an increase of $2.3 million, or 3.4%. Expressed as a percentage of net sales, cost of goods sold for first half 2000 increased to 46.1% from 45.1% for first half 1999. The increase was due to recording a $4.8 million charge to reserve for obsolescence of ReaLemonade inventories related to inventory expiration. Based on the Company's forecasted sales volume, the reserve was recorded because the inventories may expire before anticipated sale dates. Approximately 48.0% of the inventory has been donated to various organizations or sold at reduced prices. The increase noted above was partially offset by lower raw material costs and a shift in the sales mix, as previously discussed.

     Distribution Expense. Distribution expense was $7.5 million for first half 2000 as compared to $6.7 million for first half 1999, an increase of $0.8 million, or 11.9%. Expressed as a percentage of net sales, distribution expense for first half 2000 increased to 4.9% from 4.4% for first half 1999. The increase was driven by $0.3 million of higher warehousing costs primarily associated with the level of inventory maintained to support the launch of ReaLemonade, and $0.5 million for costs reclassified from marketing expense to distribution costs as a result of the change in the distribution network for certain U.S. foodservice sales.

     Marketing Expense. Marketing expense was $42.8 million for first half 2000 as compared to $36.5 million for first half 1999, an increase of $6.3 million, or 17.3%. Expressed as a percentage of net sales, marketing expense for first half 2000 increased to 27.9% from 24.0% for first half 1999. The increase was driven by $6.7 million in advertising, trade and consumer support related to the launch of ReaLemonade.

     General and Administrative Expense. Total G&A expense was $6.3 million for first half 2000 as compared to $6.1 million for first half 1999, an increase of $0.2 million, or 3.3%. Expressed as a percentage of net sales, G&A expense for first half 2000 increased to 4.1% from 4.0% for first half 1999. The increase was primarily due to $1.0 million of higher depreciation expense associated with the Company's computer systems. This increase was partially offset by a $0.5 million charge in first half 1999 for professional consulting fees associated with the Company's consideration of various acquisition opportunities and a non-recurring $0.8 million charge in first half 1999 for transition services provided by BFC.

  Other Operating Income. The Company recognized $0.5 million for a product diversion lawsuit settlement against a wholesale customer during second quarter 2000.

  Amortization of Intangibles. Amortization of intangibles was $5.6 million for first half 2000, as compared to $14.2 million for first half 1999, a decrease of $8.6 million. The decrease was due to the expiration of the one year master customer services agreement entered into between the Company and BFC in connection with the Company's January 23, 1998 acquisition of assets from BFC.

  Operating Income. Operating income was $21.1 million for first half 2000 as compared to $19.9 million for first half 1999, an increase of $1.2 million, or 6.0%. Excluding the impact of $5.6 million and $14.2 million of amortization expense for intangibles for first half 2000 and first half 1999, respectively, and a $4.8 million charge to reserve for

ReaLemonade inventories for first quarter 2000, operating income was $31.5 million for first half 2000 as compared to $34.1 million for second quarter 1999, a decrease of $2.6 million, or 7.6%. Together with other factors discussed above, the Company's operating income was significantly reduced by the marketing investment in ReaLemonade.

  Interest Expense. Net interest expense was $16.1 million for first half 2000 as compared to net interest expense of $14.2 million for first half 1999, an increase of $1.9 million. The increase was primarily due to $0.7 million of higher interest affected by the fluctuation in the outstanding balance of the Revolving Credit Facility, $1.0 million from higher interest rates during first half 2000 compared to first half 1999, and $0.4 million for amortization cost associated with a June 30, 1999 amendment to the Company's credit agreement with its lenders for the Senior Credit Facilities.

     Income Taxes. The Company recorded income tax expense of $1.8 million for first half 2000 as compared to a $2.0 million tax income expense for first half 1999.

 Liquidity and Capital Resources

  Borrowings under the Senior Credit Facilities at January 1, 2000 and July 3, 1999 consisted of $173.0 million and $173.5 million, respectively, for the Term Loan Facility maturing in 2005. The Term Loan Facility matures $0.5 million in the remainder of fiscal year 2000 and $1.0 million, $0.8 million, $3.2 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2001, 2002, 2003, 2004, 2005 and 2006, respectively. In addition, the Senior Credit Facilities included the $70.0 million Revolving Credit Facility maturing in 2004, of which $12.0 million and $50.0 million were outstanding at January 1, 2000 and July 3, 1999, respectively. The decrease in the amount outstanding under the Revolving Credit Facility was principally impacted by the seasonal nature of the business, with higher sales occurring in the second quarter of the Company's fiscal year, and the collection of trade receivables staying current.

  On September 27, 1999, GEI and Warburg (collectively, the "Equity Sponsors") contributed $10.0 million of additional equity for the Offered Securities. The capital contribution made by the Equity Sponsors was made in connection with the significant marketing investment made by the Company in launching Cremora Royale and ReaLemonade during the fiscal year ended July 3, 1999.

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

  The Company's remaining liquidity needs are for capital expenditures and operating requirements. The Company spent $2.2 million on capital projects during the twenty-six week period ended January 1, 2000 to fund expenditures in existing facilities, management information systems initiatives, and discretionary capital projects associated with new products. The Company expects to spend in total approximately $5.0 to $7.0 million on capital projects in fiscal year 2000 to fund expenditures in existing facilities, information system initiatives and discretionary capital projects associated with new products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

  Net cash provided from operating activities for first half 2000 and first half 1999 was $32.8 million and $33.7 million, respectively. The net cash provided was due mainly to the sale of inventory in connection with the Company's seasonal sales.

  Cash used by financing activities in first half 2000 and first half 1999 was $29.4 million and $27.5 million, respectively. Net payments of $38.0 million and $26.8 million for first half 2000 and first half 1999, respectively, were applied against the Revolving Credit Facility. Additionally, the Company received $10.0 million associated with the issuance of the Offered Securities to the Equity Sponsors.

  Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

Other Information

  Plant Fire. On June 2, 1999, a fire destroyed several critical pieces of equipment at the Chester, South Carolina powdered non-dairy creamer manufacturing plant. The plant operated at modified levels until production resumed in mid-October 1999. The Company had temporarily engaged another manufacturer to produce powdered non-dairy creamer in bulk. The Chester, South Carolina plant then packaged and shipped the finished product to its customers. The Company estimates that total lost sales associated with the fire were approximately $1.0 million.

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

Recently Issued Accounting Statements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt this standard in the second quarter of 2001. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on future financial statements.

Impact of the Year 2000 Issue

  The Year 2000 issue was the result of computer programs being written using two digits rather than four to define the particular year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company's efforts to address the 2000 issues were divided into three areas including: (1) the completed installation of the PeopleSoft enterprise-wide system for business and accounting systems; (2) the renovation, as required, of systems not replaced by the enterprise-wide system, including non-information technology systems such as plant process controls; and (3) assessment of the Year 2000 readiness of external suppliers and customers. A discussion of each area of activity follows.

  Enterprise-wide system. On January 25, 1999, the Company, in conjunction with outside consultants, implemented a comprehensive new PeopleSoft enterprise-wide system. The Company's version of the PeopleSoft enterprise-wide system software release was developed and warranted by the vendor to be Year 2000 ready. All other applications installed are new and also warranted by the vendor to be Year 2000 ready. Certain testing was performed against the application on hardware where the dates were rolled forward to 2000, and no processing issues were identified. No disruptions were experienced to date.

  Systems not replaced by the enterprise-wide system. For the systems not replaced by the PeopleSoft enterprise-wide system, including plant process controls, other non-information technology systems, brokerage reporting systems and telephone and communications systems, the Company determined the areas that possessed vulnerability to the Year 2000 issue, and identified solutions, such as upgrades or workarounds. The recommendations and contingency plan(s) were in place for the year end. No disruptions were experienced to date. Approximately $80,000 was spent for remediation in this area.

  Suppliers and Customers. The Company has assessed and addressed the risks related to third party suppliers and customers. The Company surveyed its customers and suppliers regarding their own assessment of Year 2000 vulnerability. The Company developed contingency plans, such as reverting to a paper based order and invoice system, with its customers and suppliers where appropriate, and communicated the contingency plans to the appropriate people. The costs were minimal. The Company has not experienced any disruptions to date, but can give no assurances that failure of third parties to address the Year 2000 system issues will not have an adverse impact on the Company's business operations and results.

  Risk.     The Company has not experienced any disruptions due to the Year 2000 issue, but due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customer's Year 2000 readiness, which is beyond the Company's control, the potential effect on the financial results and the condition of the Company cannot be measured.

Cautionary Statement Regarding Forward-Looking Statements

  Certain statements within this section may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rates

  The following table presents descriptions of the financial instruments and derivative instruments that are held by the Company at January 1, 2000 and which are sensitive to changes in interest rates, including interest rate swaps and debt obligations. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

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

  All amounts are reflected in U.S. dollars (in thousands).

                                                                                                          Balance at
                                                                                                          January 1,       Fair
                                  2000        2001        2002        2003        2004      Thereafter        2000        Value
                               ---------   ---------    --------    --------    --------    ----------    ---------     ---------
Liabilities
 Fixed rate..................                                                               $  115,000    $ 115,000    $   87,391
 Average interest rate.......                                                                     8.75%        8.75%
 Variable rate............... $      500   $   1,000    $    750    $  3,250    $ 27,500    $  152,000    $ 185,000    $  185,000
 Average interest rate.......      9.631%      9.631%      9.631%      9.631%      9.631%        9.640%       9.638%
Interest-Rate Derivatives
Variable to fixed:
 Notional amount at the
  beginning of fiscal year... $  100,000   $ 100,000    $ 75,000    $ 75,000
 Maturities..................                 25,000                  75,000                              $ 100,000    $    1,797
 Average pay rate............      5.943%      5.943%      5.955%      5.955%                                 5.948%
 Average receive rate........      6.184%      6.184%      6.184%      6.184%                                 6.184%

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 3.50%. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75.0 million and of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively, and have been reflected in the table above. The estimated benefit to cancel the interest rate swap agreements at January 1, 2000 was approximately $1.8 million based on current interest rates for similar instruments.

  Milk Hedging

  The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of January 27, 2000, the Company had 314 outstanding milk futures contracts expiring during various months through June 2000. The Company has successfully hedged a portion of its future production at an average cost of milk that is below prior year's average cost of milk. However, the current price for milk has continued to decline and is now at or near historical lows. The aggregate market value of these contracts was $7.2 million with an average cost of $8.0 million. The unrealized loss on these contracts was $0.8 million at January 27, 2000.

  The Company realized gains of $0.2 million for futures milk contracts that expired in the first half 2000. These gains were recorded as an offset to manufacturing costs and reduced the cost of milk purchases during this period.

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



     Date:  February 9, 2000

                                 EXHIBIT INDEX




     27.1  Financial Data Schedule of Eagle Family Foods Holdings, Inc.

     27.2  Financial Data Schedule of Eagle Family Foods, Inc.