Form 10-Q
period 2000-04-03
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2000-05-10
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 1, 2000
                                       or
[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ______ to _____

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

                                  Yes [X]   No[_]

  As of May 10, 2000, there were 1,066,460 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS



Part I - Financial Information

   Item 1.  Financial Statements                                                                                       Page
                                                                                                                         ----
   Eagle Family Foods, Inc.

   Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the thirteen and thirty-nine
   week periods ended April 1, 2000 and the thirteen and forty week periods ended April 3, 1999.......................       3

   Eagle Family Foods, Inc. Balance Sheets as of  April 1, 2000 and July 3, 1999......................................       4

   Eagle Family Foods, Inc. Statements of Cash Flows for the thirty-nine week period ended April 1, 2000
   and the forty week period ended April 3, 1999......................................................................       5

   Eagle Family Foods, Inc. Statement of Changes in Stockholder's Equity for the thirty-nine week period
   ended April 1, 2000................................................................................................       6

   Eagle Family Foods Holdings, Inc.

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss for the
   thirteen and thirty-nine week periods ended April 1, 2000 and the thirteen and forty week periods                         7
   ended April 3, 1999................................................................................................

   Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of  April 1, 2000 and July 3, 1999................       8

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirty-nine week period
   ended  April 1, 2000 and the forty week period ended April 3, 1999.................................................       9

   Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders' Deficit for the
   thirty-nine week period ended April 1, 2000........................................................................      10

   Notes to the Financial Statements..................................................................................      11

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................      14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................      23

Part II - Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders.......................................................      24

   Item 5.  Other Information.........................................................................................      24

   Item 6.  Exhibits and Reports on Form 8-K..........................................................................      24

                         PART 1 - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS


                            EAGLE FAMILY FOODS, INC.
                Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                  Thirteen            Thirteen           Thirty-Nine       Forty
                                                                 Week Period         Week Period         Week Period    Week Period
                                                                    Ended               Ended               Ended          Ended
                                                                April 1, 2000       April 3, 1999       April 1, 2000  April 3, 1999
                                                                -------------       -------------       -------------  -------------
Net sales................................................      $    29,975         $    35,183         $   183,493       $  187,069
Cost of goods sold.......................................           15,091              17,531              85,889           86,003
                                                               -----------         -----------         -----------       ----------
   Gross margin..........................................           14,884              17,652              97,604          101,066
Distribution expense.....................................            2,886               2,318              10,356            9,036
Marketing expense........................................            8,173              13,153              50,929           49,644
General and administrative expense.......................            3,686               3,312              10,004            9,434
Other operating income...................................              709                  --               1,212               --
Amortization of intangibles..............................            2,789               4,231               8,367           18,460
                                                               -----------         -----------         -----------       ----------
   Operating income (loss)...............................           (1,941)             (5,362)             19,160           14,492
Interest expense, net....................................            7,574               6,550              23,633           20,769
                                                               -----------         -----------         -----------       ----------
   Loss before income taxes..............................           (9,515)            (11,912)             (4,473)          (6,277)
Income tax benefit.......................................           (4,660)             (4,172)             (2,875)          (2,205)
                                                               -----------         -----------         -----------       ----------
   Net loss..............................................      $    (4,855)        $    (7,740)        $    (1,598)      $   (4,072)
                                                               ===========         ===========         ===========       ==========
Other comprehensive income (loss):
Foreign translation adjustment...........................              (10)                195                (221)             (21)
                                                               -----------         -----------         -----------        ---------
   Comprehensive loss....................................      $    (4,865)        $    (7,545)        $    (1,819)      $   (4,093)
                                                               ===========         ===========         ===========        =========



   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)


                                                                                                 April 1, 2000          July 3, 1999
                                                                                               ---------------        --------------
                                         Assets                                                   (Unaudited)
Current assets
 Cash and cash equivalents...............................................................      $           809        $        972
 Accounts receivable.....................................................................               12,106              21,825
 Inventories, net........................................................................               27,808              41,757
 Other current assets....................................................................                2,195               5,269
                                                                                               ---------------        ------------
  Total current assets...................................................................               42,918              69,823
Property and equipment, net..............................................................               31,689              33,798
Notes receivable from related parties....................................................                  726                 728
Intangibles, net.........................................................................              274,524             282,880
Deferred income taxes....................................................................               24,924              22,006
Other noncurrent assets..................................................................                7,668               8,051
                                                                                               ---------------        ------------
Total assets.............................................................................      $       382,449        $    417,286
                                                                                               ===============        ============

                        Liabilities and Stockholder's Equity
Current liabilities
 Current portion of long-term debt.......................................................      $         1,000        $      1,000
 Accounts payable........................................................................                8,193              16,070
 Other accrued liabilities...............................................................                6,192              12,793
 Accrued interest........................................................................                6,038               8,128
                                                                                               ---------------        ------------
  Total current liabilities..............................................................               21,423              37,991

Long-term debt...........................................................................              311,050             337,500

Commitments and contingencies

Stockholder's equity
 Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
  issued and outstanding.................................................................                    1                   1
Additional paid-in capital...............................................................               92,500              82,500
Accumulated deficit......................................................................              (42,527)            (40,929)
Accumulated other comprehensive income...................................................                    2                 223
                                                                                               ---------------        ------------
  Total stockholder's equity.............................................................               49,976              41,795
                                                                                               ---------------        ------------
Total liabilities and stockholder's equity...............................................      $       382,449        $    417,286
                                                                                               ===============        ============




   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                                     Thirty-Nine        Forty
                                                                                                     Week Period     Week Period
                                                                                                        Ended            Ended
                                                                                                    April 1, 2000     April 3, 1999
                                                                                                  --------------     --------------
Cash flows from (used in) operating activities:
 Net loss....................................................................................     $       (1,598)     $     (4,072)
 Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization..............................................................             13,595            21,383
  Amortization of deferred financing costs...................................................              1,356               690
  Loss on retirement of fixed assets.........................................................                 35                --
  Deferred taxes.............................................................................             (2,918)           (2,270)
 Net change in assets and liabilities
  Accounts receivable........................................................................              9,719             (1,616)
  Inventories, net...........................................................................             13,949              2,797
  Accounts payable...........................................................................             (7,877)             4,559
  Other assets...............................................................................              2,901             (3,758)
  Other liabilities..........................................................................             (8,935)            (5,600)
                                                                                                  --------------      -------------
  Cash from operating activities.............................................................             20,227             12,113

Cash from (used in) investing activities:
 Capital expenditures........................................................................             (3,131)           (10,708)
 Repayment of notes and interest receivable..................................................                 50                200
 Acquisition costs...........................................................................                 --               (165)
                                                                                                  --------------      -------------
 Cash used in investing activities...........................................................             (3,081)           (10,673)

Cash from (used in) financing activities:
 Payments under term loan facility...........................................................               (750)            (1,000)
 Borrowings under revolving credit facility..................................................             43,100             60,900
 Payments under revolving credit facility....................................................            (68,800)           (62,400)
 Other financing costs.......................................................................               (859)                --
 Capital contribution........................................................................             10,000                 --
                                                                                                  --------------      -------------
 Cash used in financing activities...........................................................            (17,309)           ( 2,500)

Decrease in cash and cash equivalents........................................................               (163)            (1,060)
Cash and cash equivalents at beginning of period.............................................                972              1,812
                                                                                                  --------------      -------------
Cash and cash equivalents at end of period...................................................     $          809      $         752
                                                                                                  ==============      =============


   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                 Statement of Changes in Stockholders' Equity
              For the Thirty-Nine Week Period Ended April 1, 2000
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                                                    Accumulated
                                                             Additional                                Other
                                             Common             Paid           Accumulated         Comprehensive
                                              Stock          in Capital          Deficit           Income (Loss)         Total
                                          -----------      ------------      -------------       ---------------     -------------
Balance, July 3, 1999...............      $         1      $     82,500      $     (40,929)      $           223       $    41,795
Net loss............................               --                --             (1,598)                   --            (1,598)
Capital contribution................               --            10,000                 --                    --            10,000
Other comprehensive loss:
  Foreign translation adjustment....               --                --                 --                  (221)             (221)
                                          -----------      ------------      -------------       ---------------       -----------
Balance, April 1, 2000..............      $         1      $     92,500      $     (42,527)      $             2       $    49,976
                                          ===========      ============      =============       ===============       ===========




   The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)
                                  (Unaudited)


                                                            Thirteen            Thirteen           Thirty-Nine            Forty
                                                           Week Period         Week Period         Week Period         Week Period
                                                              Ended               Ended               Ended               Ended
                                                          April 1, 2000       April 3, 1999       April 1, 2000       April 3, 1999
                                                         --------------      --------------      --------------      --------------
Net sales..........................................    $        29,975     $        35,183     $       183,493     $       187,069
Cost of goods sold.................................             15,091              17,531              85,889              86,003
                                                        --------------      --------------      --------------      --------------
   Gross margin....................................             14,884              17,652              97,604             101,066
Distribution expense...............................              2,886               2,318              10,356               9,036
Marketing expense..................................              8,173              13,153              50,929              49,644
General and administrative expense.................              3,690               3,320              10,023               9,457
Other operating income.............................                709                  --               1,212                  --
Amortization of intangibles........................              2,789               4,231               8,367              18,460
                                                        --------------      --------------      --------------      --------------
   Operating income (loss).........................             (1,945)             (5,370)             19,141              14,469
Interest expense, net..............................              7,574               6,550              23,633              20,769
                                                        --------------      --------------      --------------      --------------
   Loss before income taxes........................             (9,519)            (11,920)             (4,492)             (6,300)
Income tax benefit.................................             (4,660)             (4,172)             (2,875)             (2,205)
                                                        --------------     ---------------     ---------------     ---------------
   Net loss........................................    $        (4,859)    $        (7,748)    $        (1,617)    $        (4,095)
                                                        ==============      ==============      ==============      ==============
Other comprehensive income (loss):
Foreign translation adjustment.....................                (10)                195                (221)                (21)
                                                        --------------      --------------      --------------      --------------
   Comprehensive loss..............................    $        (4,869)    $        (7,553)    $        (1,838)    $        (4,116)
                                                        ==============      ==============      ==============      ==============



  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                                April 1, 2000         July 3, 1999
                                                                                               --------------        --------------
                                                                                                  (unaudited)
                                         Assets
Current assets
 Cash and cash equivalents...............................................................      $          809        $          972
 Accounts receivable.....................................................................              12,106                21,825
 Inventories, net........................................................................              27,808                41,757
 Other current assets....................................................................               2,195                 5,269
                                                                                               --------------        --------------
  Total current assets...................................................................              42,918                69,823
Property and equipment, net..............................................................              31,689                33,798
Intangibles, net.........................................................................             274,524               282,880
Deferred income taxes....................................................................              24,924                22,006
Other noncurrent assets..................................................................               7,668                 8,051
                                                                                               --------------        --------------
Total assets.............................................................................      $      381,723        $      416,558
                                                                                               ==============        ==============

                          Liabilities and Stockholders' Deficit
Current liabilities
 Current portion of long-term debt.......................................................      $        1,000        $        1,000
 Accounts payable........................................................................               8,193                16,070
 Other accrued liabilities...............................................................               6,192                12,793
 Accrued interest........................................................................               6,038                 8,128
                                                                                               --------------        --------------
  Total current liabilities..............................................................              21,423                37,991

Long-term debt...........................................................................             311,050               337,500

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
 Series A preferred stock, $100 stated value, 816,750 shares issued and
  outstanding, at redemption value.......................................................             101,182                94,023
 Subscription receivable.................................................................                (719)                 (721)
                                                                                               --------------        --------------
                                                                                                      100,463                93,302
 Series B preferred stock, $100,000 stated value, 99 shares issued and
  outstanding, at redemption value.......................................................              10,413                    --
                                                                                               --------------        --------------
  Total redeemable preferred stock.......................................................             110,876                93,302

Stockholders' deficit
 Common stock $0.01 par value, 1,200,000 shares authorized, 1,066,760 and
  975,980 shares issued and outstanding, respectively....................................                  11                    10
 Additional paid-in capital..............................................................               1,004                   966
 Unearned compensation...................................................................                 (29)                 (109)
 Accumulated deficit.....................................................................             (62,607)              (53,318)
 Subscription receivable.................................................................                  (7)                   (7)
 Accumulated other comprehensive income..................................................                   2                   223
                                                                                               --------------        --------------
  Total stockholders' deficit............................................................             (61,626)              (52,235)
                                                                                               --------------        --------------
Total liabilities and stockholders' deficit..............................................      $      381,723        $      416,558
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

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)



                                                                                                    Thirty-Nine         Forty
                                                                                                    Week Period       Week Period
                                                                                                       Ended             Ended
                                                                                                   April 1, 2000      April 3, 1999
                                                                                                 ---------------      --------------

Cash flows from (used in) operating activities:
 Net loss...................................................................................     $        (1,617)     $      (4,095)
 Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization.............................................................              13,614             21,405
  Amortization of deferred financing costs..................................................               1,356                690
  Loss on retirement of fixed assets........................................................                  35                 --
  Deferred taxes............................................................................              (2,918)            (2,270)
 Net change in assets and liabilities
  Accounts receivable.......................................................................               9,719             (1,616)
  Inventories, net..........................................................................              13,949              2,797
  Accounts payable..........................................................................              (7,877)             4,560
  Other assets..............................................................................               2,901             (3,758)
  Other liabilities.........................................................................              (8,935)            (5,600)
                                                                                                 ---------------      -------------
 Cash from operating activities.............................................................              20,227             12,113

Cash from (used in) investing activities:
 Capital expenditures.......................................................................              (3,131)           (10,708)
 Repayment of subscription and interest receivable..........................................                  50                200
 Acquisition costs..........................................................................                  --               (165)
                                                                                                 ---------------      -------------
 Cash used in investing activities..........................................................              (3,081)           (10,673)

Cash from (used in) financing activities:
 Payments under term loan facility..........................................................                (750)            (1,000)
 Borrowings under revolving credit facility.................................................              43,100             60,900
 Payments under revolving credit facility...................................................             (68,800)           (62,400)
 Other financing costs......................................................................                (859)                --
 Issuance of Series B Preferred Stock and Common Stock......................................              10,000                 --
                                                                                                 ---------------      -------------
 Cash used in financing activities..........................................................             (17,309)            (2,500)

Decrease in cash and cash equivalents.......................................................                (163)            (1,060)
Cash and cash equivalents at beginning of period............................................                 972              1,812
                                                                                                 ---------------      -------------
Cash and cash equivalents at end of period..................................................     $           809      $         752
                                                                                                 ===============      =============

Supplemental disclosure:
 Non-cash financing activities included dividends accrued on redeemable
  preferred stock...........................................................................     $         7,672      $       6,643
                                                                                                 ===============      =============




  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
           Consolidated Statement of Changes in Stockholders' Deficit
              For the Thirty-Nine Week Period Ended April 1, 2000
                             (Dollars in Thousands)
                                  (Unaudited)





                                                     Additional
                                     Common             Paid                Unearned              Accumulated
                                     Stock           In Capital           Compensation              Deficit
                                   --------        ------------         --------------          -------------

Balance, July 3, 1999.........     $     10        $        966         $         (109)         $     (53,318)
Net loss......................           --                  --                     --                 (1,617)
Preferred stock dividend......           --                  --                     --                 (7,672)
Subscription receivable:
 Interest income..............           --                  --                     --                     --
 Repayment on subscription
 receivable...................
Infusion of capital...........            1                  99                     --                     --
Cancellation of restricted
 common stock grants..........           --                 (61)                    61                     --
Amortization of unearned
 compensation.................           --                  --                     19                     --
Other comprehensive loss:
 Foreign translation                     --                  --                     --                     --
  adjustment..................
                                   --------        ------------         --------------          -------------
Balance, April 1, 2000........     $     11        $      1,004         $          (29)         $     (62,607)
                                   ========        ============         ==============          =============


                                                             Accumulated
                                                                Other
                                  Subscription              Comprehensive
                                   Receivable               Income (Loss)                   Total
                                --------------          -------------------              ---------
Balance, July 3, 1999.........  $           (7)         $               223              $ (52,235)
Net loss......................              --                           --                 (1,617)
Preferred stock dividend......              --                           --                 (7,672)
Subscription receivable:
 Interest income..............              (5)                          --                     (5)
 Repayment on subscription
 receivable...................               5                                                   5
Infusion of capital...........              --                           --                    100
Cancellation of restricted
 common stock grants..........              --                           --                     --
Amortization of unearned
 compensation.................              --                           --                     19
Other comprehensive loss:
 Foreign translation                        --                        (221)                   (221)
  adjustment..................
                                --------------          -------------------              ---------
Balance, April 1, 2000........  $           (7)         $                2               $ (61,626)
                                ==============          ===================              =========


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

     The financial statements as of April 1, 2000 and April 3, 1999 and for the thirteen and thirty-nine week periods ended April 1, 2000 and the thirteen and forty week periods ended April 3, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended July 3, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature, except as noted in Note 6), necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2.   Inventories:

     Inventories are stated at the lower of cost or market at April 1, 2000 and July 3, 1999 and consisted of the following (in thousands):

                                                                                                  April 1,           July 3,
                                                                                                    2000              1999
                                                                                                -----------       -----------
   Finished goods.........................................................................    $      22,916       $    36,886
   Raw materials..........................................................................            4,892             4,871
                                                                                                -----------       -----------
       Total inventories..................................................................    $      27,808       $    41,757
                                                                                                ===========       ===========

  Included in the amount at April 1, 2000 is a reserve of $0.6 million representing a reserve for ReaLemonade inventories.

3. Property and Equipment:

  Property and equipment is recorded at cost at April 1, 2000 and July 3, 1999 and consisted of the following (in thousands):

                                                                                                  April 1,            July 3,
                                                                                                       2000               1999
                                                                                               ------------        -----------

   Land....................................................................................    $        470        $       470
   Buildings and improvements..............................................................           7,688              6,653
   Machinery and equipment.................................................................          21,663             19,907
   Computers...............................................................................          11,238             10,531
   Construction in progress................................................................           1,518              1,913
                                                                                               ------------        -----------
       Total property and equipment........................................................          42,577             39,474
   Accumulated depreciation................................................................         (10,888)            (5,676)
                                                                                               ------------        -----------
       Property and equipment, net.........................................................    $     31,689        $    33,798
                                                                                               ============        ===========

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

4. Intangible Assets:

  Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):


                                                                                     April 1,             July 3,       Estimated
                                                                                      2000                 1999        Useful Lives
                                                                                 --------------       --------------   -------------
   Tradenames..............................................................      $      141,000       $      141,000       40 years
   Goodwill................................................................             136,664              136,664       40 years
   Covenant not to compete.................................................              21,000               21,000        5 years
   Master customer services agreement......................................                  --               17,300        1 year
                                                                                 --------------       --------------
       Total intangible assets.............................................             298,664              315,964
   Accumulated amortization................................................             (24,140)             (33,084)
                                                                                 --------------       --------------
       Intangible assets, net..............................................      $      274,524       $      282,880
                                                                                 ==============       ==============

5. Debt Obligations:

  Debt obligations consisted of the following (in thousands):

                                                                                     April 1,              July 3,
                                                                                      2000                 1999
                                                                                 --------------       --------------
   Term loan facility due December 31, 2005................................      $      172,750       $      173,500
   Senior subordinated notes due January 15, 2008..........................             115,000              115,000
   Revolving credit facility due December 31, 2004.........................              22,000               50,000
   Revolving credit facility swingline loan due December 31, 2004..........               2,300                   --
                                                                                 --------------       --------------
       Total debt obligations..............................................             312,050              338,500
   Less current portion of long-term debt..................................              (1,000)              (1,000)
                                                                                 --------------       --------------
       Long-term debt obligations..........................................      $      311,050       $      337,500
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


     The obligations of Eagle under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of Eagle and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of Eagle and its future domestic subsidiaries. The fair market value of the Senior Credit Facilities at April 1, 2000 approximated the carrying value.

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The estimated benefit to cancel the interest rate swap agreements at April 1, 2000 was approximately $2.2 million based on current interest rates for similar instruments.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


Senior Subordinated Notes

     Eagle issued $115.0 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112.0 million net of underwriting discount on January 23, 1998. The Notes are due January 15, 2008 and bear interest of 8.75% per annum payable on January 15 and July 15. The fair market value of the Notes was approximately $80.5 million at April 1, 2000.

6. Income Taxes

     During the third quarter of 2000, the Company revised its previous estimates for state net operating loss carryforwards, and recorded an accumulated tax benefit for state net operating loss carryforwards of $1.3 million.

7. Common Stock

     On January 10, 2000, Holdings issued 52,500 additional shares of Common Stock, par value $0.01 per share, of Holdings ("Common Stock") under the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan (the "Plan") to certain employees. These shares are subject to certain restrictions contained in the Stockholders Agreement, dated January 23, 1998, by and among Holdings and the stockholders named therein. On January 5, 2000 by written consent, the stockholders ratified an amendment to the Plan authorizing the additional 52,500 shares of Common Stock to be issued under the Plan.

8. Subsequent Event

     William A. Lynch resigned from his positions as Chairman, Chief Operating Officer and as a member of the Board of Directors of Eagle and Holdings effective as of March 3, 2000. In connection with such resignation, Holdings purchased a portion of Mr. Lynch's Series A Non-Voting Preferred Stock of Holdings, and Mr. Lynch repaid all amounts due under a promissory note issued by him in favor of Eagle on January 23, 1998. These transactions were effective April 10, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Set forth below is a discussion of the financial condition and results of operations. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth the results of operations as a percentage of net sales for the thirteen and thirty-nine week periods ended April 1, 2000 and thirteen and forty week periods ended April 3, 1999:

                                                      Thirteen             Thirteen            Thirty-Nine              Forty
                                                    Week Period          Week Period           Week Period           Week Period
                                                       Ended                Ended                 Ended                 Ended
                                                      April 1,             April 3,              April 1,              April 3,
                                                        2000                 1999                  2000                  1999
                                                    -----------         ------------           -----------           -----------
          Net sales                                       100.0%               100.0%                100.0%                100.0%
          Cost of goods sold                               50.4                 49.8                  46.8                  46.0
                                                    -----------         ------------           -----------           -----------
          Gross margin                                     49.6                 50.2                  53.2                  54.0
          Distribution expense                              9.6                  6.6                   5.6                   4.8
          Marketing expense                                27.3                 37.4                  27.8                  26.5
          General and administrative expense               12.3                  9.5                   5.5                   5.1
          Other operating income                            2.4                   --                   0.7                    --
          Amortization of intangibles                       9.3                 12.0                   4.6                   9.9
                                                    -----------         ------------           -----------           -----------
          Operating income                                 (6.5)%              (15.3)%                10.4%                  7.7%
                                                    ===========         ============           ===========           ===========

Thirteen Week Period ended April 1, 2000 ("third quarter 2000") and Thirteen Week Period ended April 3, 1999 ("third quarter 1999") (Unaudited)

     Net Sales. The Company's net sales for third quarter 2000 were $30.0 million as compared to $35.2 million for third quarter 1999, a decrease of $5.2 million, or 14.8%. The decrease was partially due to $2.3 million of lower Realemonade sales. ReaLemonade was launched in March 1999 and during third quarter 1999, the shipments to customers represented an initial one-time build of customer warehouse and retail shelf inventories of ReaLemonade. Net sales in third quarter 2000 reflect seasonally low consumer demand. The Company continues to evaluate consumer demand for this new product, as net sales of ReaLemonade in third quarter 2000 were disappointing.

     In addition, the decrease in non-dairy creamer net sales was due to $0.7 million of lower net sales of Cremora and Cremora Royale. Cremora and Cremora Royale net sales in third quarter 1999 were higher than third quarter 2000 as a result of significant trial-generating marketing efforts in third quarter 1999 including the issuance of coupons, in-store demonstrations, and television and print advertising. In the second year of the launch, the Company reduced its marketing investment to a level necessary for on-going support of the brands. Also, net sales of non-dairy creamer to private label and industrial customers were $0.4 million lower than third quarter 1999.

     The table below sets forth the Company's net sales data for each of the Company's product lines for third quarter 2000 and third quarter 1999 (dollars in millions):


                                                                  Net Sales      Percentage     Net Sales      Percentage
                                                                    Third            of           Third            of
                                                                   Quarter         Total         Quarter         Total
Product Lines                 Company's Principal Brands             2000        Net Sales         1999        Net Sales
--------------                --------------------------          ---------    -------------    ---------    -------------
Sweetened condensed milk       Eagle Brand, Meadow Gold,
                               Magnolia, Star and other.......     $   8.5          28.3%       $    9.1           25.8%
Lemon and lime juices          ReaLemon and ReaLime                   11.7          39.0            11.8           33.4
Lemonade liquid concentrate    ReaLemonade....................         0.2           0.7             2.5            7.0
Non-dairy creamer              Cremora, Cremora Royale and
                               other..........................         8.6          28.7             9.7           27.7
Shelf-stable eggnog            Borden.........................         *              --             0.7            2.0
Mincemeat pie filling          None Such......................         0.1           0.3             0.5            1.4
Acid neutralized coffee        Kava...........................         0.9           3.0             0.9            2.7
                                                                   -------       -------        --------        -------
                               Total..........................     $  30.0         100.0%       $   35.2          100.0%
                                                                   =======       =======        ========        =======

___________
* Less than $0.1 million

  The U.S. Retail net sales were $22.0 million for third quarter 2000 as compared to $28.0 for third quarter 1999, a decrease of $6.0 million, or 21.4%. The decrease was partially due to $2.3 million of lower Realemonade sales. ReaLemonade was launched in March 1999 and during third quarter 1999, the shipments to customers represented an initial one-time build of customer warehouse and retail shelf inventories of ReaLemonade. Net sales in third quarter 2000 reflect seasonally low consumer demand. The Company continues to evaluate consumer demand for this new product, as net sales of ReaLemonade in third quarter 2000 were disappointing.

  In addition, the decrease in U.S. Retail non-dairy creamer net sales was due to $0.7 million of lower net sales of Cremora and Cremora Royale. Cremora and Cremora Royale net sales in third quarter 1999 were higher than third quarter 2000 as a result of significant trial-generating marketing efforts in third quarter 1999 including the issuance of coupons, in-store demonstrations, and television and print advertising. In the second year of the launch, the Company reduced its marketing investment to a level necessary for on-going support of the brands. Also, the net sales of non-dairy creamer to private label customers were $0.3 million lower than third quarter 1999.

  The $1.5 million decrease in U.S. Retail sweetened condensed milk and lemon and lime juices product lines was primarily a result of the calendar shift in the Easter holiday from the Company's third fiscal quarter to its fourth in 2000.

  The U.S. Foodservice/Industrial net sales were $5.8 million for third quarter 2000 as compared to $5.6 million for third quarter 1999, an increase of $0.2 million, or 3.6%. The increase reflected growth in distribution to new customers and increases in sales to existing customers of sweetened condensed milk and lemon and lime juice product lines.

  The International net sales were $2.2 million for third quarter 2000 compared to $1.6 million for third quarter 1999, an increase of $0.6 million, or 37.5%. The increase in net sales was primarily due to an additional $0.4 million of Canada net sales of Eagle Brand sweetened condensed milk to support seasonal consumer demand. The Company entered into a distribution agreement with a new distributor for its Canadian business in August 1998, pursuant to which the distributor purchased initial shipments in the first half of fiscal 1999 which established sufficient inventory to support sales into third quarter 1999 resulting in less net sales in third quarter 1999 compared to third quarter 2000.

  The table below sets forth the Company's net sales data by sales channel for third quarter 2000 and third quarter 1999 (dollars in millions):

                                                                     Net Sales     Percentage           Net Sales     Percentage
                                                                       Third           of                 Third           of
                                                                      Quarter        Total               Quarter        Total
                                                                        2000       Net Sales               1999        Net Sales
                                                                   ------------   ------------           --------     ----------
U.S. Retail
 Sweetened condensed milk.................................         $        5.7           19.0%          $    6.5           18.5%
 Lemon and lime juices....................................                  8.0           26.7                8.7           24.7
 Lemonade liquid concentrate..............................                  0.2            0.7                2.5            7.1
 Branded non-dairy creamer................................                  6.1           20.3                6.8           19.3
 Other products...........................................                  0.9            3.0                2.1            6.0
 Private label non-dairy creamer..........................                  1.1            3.7                1.4            4.0
U.S. Foodservice/Industrial...............................                  5.8           19.3                5.6           15.9
International.............................................                  2.2            7.3                1.6            4.5
                                                                   ------------   ------------           --------       --------
 Total....................................................         $       30.0          100.0%          $   35.2         100.00%
                                                                   ============   ============           ========       ========

  Cost of Goods Sold. Cost of goods sold was $15.1 million for third quarter 2000 as compared to $17.5 million for third quarter 1999, a decrease of $2.4 million, or 13.7%. Expressed as a percentage of net sales, cost of goods sold for third quarter 2000 increased to 50.4% from 49.8% for third quarter 1999. Cost of goods sold as a percentage of net sales increased by 0.6% due to a change in sales mix, primarily lower sales volume of ReaLemonade.

  Distribution Expense. Distribution expense was $2.9 million for third quarter 2000 as compared to $2.3 million for third quarter 1999, an increase of $0.6 million, or 21.7%. Expressed as a percentage of net sales, distribution expense for third quarter 2000 increased to 9.6% from 6.6% for third quarter 1999. The increase was driven by higher warehousing costs primarily associated with the level of inventory maintained throughout third quarter 2000 and higher transportation costs associated with the delivery to third party warehouses of sweetened condensed milk product produced earlier in 2000 than in the prior year in order to capture the benefit of lower raw material costs in third quarter 2000.

  Marketing Expense. Marketing expense was $8.2 million for third quarter 2000 as compared to $13.2 million for third quarter 1999, a decrease of $5.0 million, or 37.9%. Expressed as a percentage of net sales, marketing expense for third quarter 2000 decreased to 27.3% from 37.4% for third quarter 1999. The decrease was primarily due to higher marketing expense in third quarter 1999 related to the launch of Cremora Royale and ReaLemonade.

  General and Administrative ("G&A") Expense. Total G&A expense was $3.7 million for third quarter 2000 as compared to $3.3 million for third quarter 1999, an increase of $0.4 million, or 12.1%. Expressed as a percentage of net sales, G&A expense for third quarter 2000 increased to 12.3% from 9.5% for third quarter 1999. The increase was due to $0.2 million of higher depreciation expense associated with the Company's computer systems implemented in January 1999 and $0.2 million of annual software maintenance costs.

  Other Operating Income. The Company recognized $0.7 million during third quarter 2000, of which $0.6 million related to a settlement from a supplier for defective packaging materials.

  Amortization of Intangibles. Amortization of intangibles was $2.8 million for third quarter 2000 as compared to $4.2 million for third quarter 1999, a decrease of $1.4 million. The decrease was primarily due to the expiration of the one year master customer services agreement entered into between the Company and Borden Foods Corporation ("BFC") in connection with the Company's January 23, 1998 acquisition of assets from BFC.

  Operating Income. Operating loss was $2.0 million for third quarter 2000 as compared to $5.4 million for third quarter 1999, a decrease of $3.4 million, or 63.0%. Excluding the impact of $2.8 million and $4.3 million of amortization expense for intangibles for third quarter 2000 and third quarter 1999, respectively, operating income was $0.8 million for third quarter 2000 as compared to a loss of $1.1 million for third quarter 1999, an increase of $1.9 million. Together with other factors discussed above, the Company's operating results were significantly improved by the impact of the lower marketing investment required to support Cremora Royale and ReaLemonade after their fiscal 1999 launches.

  Interest Expense. Net interest expense was $7.6 million for third quarter 2000 as compared to net interest expense of $6.6 million for third quarter 1999, an increase of $1.0 million. The increase was due to $0.1 million of higher interest as a result of an increase in the average outstanding balance of the Revolving Credit Facility, $0.7 million from higher interest rates during third quarter 2000 compared to third quarter 1999, and $0.2 million of higher other miscellaneous financing costs.

  Income Taxes. The Company recorded an income tax benefit of $4.7 million for third quarter 2000 as compared to a $4.2 million income tax benefit for third quarter 1999. During third quarter 2000, the Company revised its previous estimates for state net operating loss carryforwards, and recorded an accumulated tax benefit for state net operating loss carryforwards of $1.3 million.

Thirty-nine Week Period Ended April 1, 2000 ("year to date 2000") and Forty Week Period Ended April 3, 1999 ("year to date 1999") (Unaudited)

     Net Sales. The Company's net sales for year to date 2000 were $183.5 million as compared to $187.1 million for year to date 1999, a decrease of $3.6 million, or 1.9%. The decrease was due to $1.5 million in lower net sales of Borden eggnog and None Such pie filling which were the result of the elimination of low margin eggnog special packs and the introduction of new smaller case size mincemeat pie filling to reduce seasonal returns, $2.1 million in lower net sales from the discontinued Eagle Brand chocolate flavored sweetened condensed milk, and $1.0 million for sweetened condensed milk products returned to reclamation centers.

     In addition, the decrease in non-dairy creamer net sales was partially due to $0.9 million in lower net sales of Cremora and Cremora Royale. Cremora and Cremora Royale net sales in year to date 1999 were higher than year to date 2000 as a result of significant trial-generating marketing efforts in year to date 1999 including the issuance of coupons, in-store demonstrations, and television and print advertising. In the second year of the launch, the Company reduced its marketing investment to a level necessary for on-going support of the brands.

     The decrease in net sales of non-dairy creamer was also due to a temporary disruption in production resulting from a June 2, 1999 fire at the Company's Chester, South Carolina manufacturing plant. While all retail product sales and some industrial product sales were unaffected by the fire due to the Company's ability to have the products manufactured by a third party, certain industrial products could not be outsourced during the production downtime. The Company estimates that total lost sales associated with the fire were approximately $1.0 million. Production was resumed in mid-October 1999.

     The decreases in net sales were partially offset by an increase of $1.7 million in net sales of ReaLemonade, resulting from the 1999 product launch, and an increase of $1.7 million in net sales within the lemon and lime juice product lines.

     The table below sets forth the Company's net sales data for each of the Company's product lines for year to date 2000 and year to date 1999 (dollars in millions):

                                                                      Net Sales     Percentage     Net Sales      Percentage
                                                                       Year to          of          Year to           of
                                                                         Date          Total          Date           Total
Product Lines                      Company's Principal Brands            2000        Net Sales        1999         Net Sales
------------------------------     --------------------------------   ---------     -----------    ---------      -----------
Sweetened condensed milk           Eagle Brand, Meadow Gold,
                                   Magnolia, Star and other........    $ 91.8           50.0%       $  95.0            50.8%
Lemon and lime juices              ReaLemon and ReaLime............      46.0           25.1           44.3            23.7
Lemonade liquid concentrate        ReaLemonade.....................       4.2            2.3            2.5             1.3
Non-dairy creamer                  Cremora, Cremora Royale
                                   and other.......................      28.9           15.8           31.0            16.6
Shelf-stable eggnog                Borden..........................       5.0            2.7            5.6             3.0
Mincemeat pie filling              None Such.......................       4.8            2.6            5.7             3.0
Acid neutralized coffee            Kava............................       2.8            1.5            3.0             1.6
                                                                      -------        -------        -------         -------
                                   Total...........................    $183.5          100.0%       $ 187.1           100.0%
                                                                      =======        =======        =======         =======

  The U.S. Retail net sales were $154.2 million for year to date 2000 as compared to $153.9 million for year to date 1999, an increase of $0.3 million, or 0.2%. The increase was due to $1.6 million in net sales of ReaLemonade, resulting from its 1999 product launch, and $1.9 million in additional net sales within the lemon and lime juice product lines. The increase was partially offset by decreases of $1.9 million in lower net sales of Borden eggnog, None Such pie filling and Kava coffee, $1.0 million for sweetened condensed milk products returned to reclamation centers, and $0.9 million in lower net sales of Cremora and Cremora Royale non-dairy creamer, as discussed above.

  The U.S. Foodservice/Industrial net sales were $18.0 million for year to date 2000 as compared to $18.4 million for year to date 1999, a decrease of $0.4 million, or 2.2%. The decrease was primarily a result of approximately $1.0 million of lower non-dairy creamer net sales, due to the plant fire, as discussed above. The decrease was partially offset by $0.5 million of growth in Foodservice distribution to new customers and increases in sales to existing customers of sweetened condensed milk and lemon and lime juice product lines.

  The International net sales were $11.3 million for year to date 2000 compared to $14.8 million for year to date 1999, a decrease of $3.5 million, or 23.6%. The decrease was primarily due to $2.9 million in lower Canadian net sales. The Company entered into a distribution agreement with a new distributor for its Canadian business in August 1998, pursuant to which the distributor purchased initial shipments in the first half of fiscal 1999 to establish a base level of inventory. This build up of inventory created a one time sales increase in year to date 1999.

  The table below sets forth the Company's net sales data by sales channel for year to date 2000 and year to date 1999 (dollars in millions):

                                                                   Net Sales      Percentage         Net Sales          Percentage
                                                                    Year to           of              Year to               of
                                                                      Date           Total              Date               Total
                                                                      2000         Net Sales            1999             Net Sales
                                                                  ------------   ------------       ------------       ------------
U.S. Retail
 Sweetened condensed milk.................................        $   78.1           42.6%          $    79.1             42.3%
 Lemon and lime juices....................................            34.3           18.7                32.4             17.3
 Lemonade liquid concentrate..............................             4.1            2.2                 2.5              1.3
 Branded non-dairy creamer................................            20.8           11.3                21.7             11.6
 Other products...........................................            12.4            6.8                14.3              7.6
 Private label non-dairy creamer..........................             4.5            2.4                 3.9              2.1
U.S. Foodservice/Industrial...............................            18.0            9.8                18.4              9.9
International.............................................            11.3            6.2                14.8              7.9
                                                                  ---------      --------           ---------         --------
 Total....................................................        $  183.5          100.0%           $  187.1            100.0%
                                                                  =========      ========           =========         ========

  Cost of Goods Sold. Cost of goods sold was $85.9 million for year to date 2000 as compared to $86.0 million for year to date 1999, a decrease of $0.1 million, or 0.1%. Expressed as a percentage of net sales, cost of goods sold for year to date 2000 increased to 46.8% from 46.0% for year to date 1999. The increase in the percentage of cost of goods sold to net sales was partially due to a $4.8 million charge in the quarter ended October 2, 1999 for anticipated obsolescence of ReaLemonade inventories. A certain portion of this ReaLemonade inventory was sold at reduced prices at or above cost. The increase in cost of goods sold as a percentage of net sales was also favorably offset by significantly lower raw material costs for the sweetened condensed milk and lemon and lime juice product lines.

  Distribution Expense. Distribution expense was $10.4 million for year to date 2000 as compared to $9.0 million for year to date 1999, an increase of $1.4 million, or 15.6%. Expressed as a percentage of net sales, distribution expense for year to date 2000 increased to 5.6% from 4.8% for year to date 1999. The increase was driven partially by $0.5 million of higher warehousing costs primarily associated with the level of inventory maintained to support the launch of ReaLemonade, $0.5 million for costs reclassified from marketing expense to distribution costs as a result of the change in the distribution network for certain U.S. foodservice sales, and $0.3 million for transportation costs associated with the delivery to third party warehouses of sweetened condensed milk product produced earlier in 2000 than in the prior year in order to capture the benefits of lower raw material costs in year to date 2000.

  Marketing Expense. Marketing expense was $50.9 million for year to date 2000 as compared to $49.6 million for year to date 1999, an increase of $1.3 million, or 2.6%. Expressed as a percentage of net sales, marketing expense for year to date 2000 increased to 27.8% from 26.5% for year to date 1999. The increase was driven by $6.2 million in year to date

2000 for advertising, trade and consumer support related to the launch of ReaLemonade, offset by a reduction of $4.9 million in year to date 2000 for advertising, trade and consumer support related to Cremora Royale, which was launched fiscal year 1999.

     General and Administrative Expense. Total G&A expense was $10.0 million for year to date 2000 as compared to $9.5 million for year to date 1999, an increase of $0.5 million, or 5.3%. Expressed as a percentage of net sales, G&A expense for year to date 2000 increased to 5.5% from 5.1% for year to date 1999. The increase was primarily due to $1.2 million of higher depreciation expense associated with the Company's computer systems implemented in January 1999 and $0.2 million of annual software maintenance costs. This increase was partially offset by a non-recurring $1.1 million charge in year to date 1999 for transition services provided by BFC.

     Other Operating Income. Other operating income was $1.2 million for year to date 2000, of which $0.5 million related to a product diversion lawsuit settlement against a wholesale customer and $0.6 million for settlement from a supplier for defective packaging materials.

     Amortization of Intangibles. Amortization of intangibles was $8.4 million for year to date 2000, as compared to $18.5 million for year to date 1999, a decrease of $10.1 million. The decrease was due to the expiration of the one year master customer services agreement entered into between the Company and BFC in connection with the Company's January 23, 1998 acquisition of assets from BFC.

     Operating Income. Operating income was $19.1 million for year to date 2000 as compared to $14.5 million for year to date 1999, an increase of $4.6 million, or 31.7%. Excluding the impact of $8.4 million and $18.5 million of amortization expense for intangibles for year to date 2000 and year to date 1999, respectively, operating income was $27.5 million for year to date 2000 as compared to $33.0 million for year to date 1999, a decrease of $5.5 million, or 16.7%. Together with other factors discussed above, the Company's operating income was significantly affected by the lower marketing investment required to support Cremora Royale after its fiscal 1999 launch.

     Interest Expense. Net interest expense was $23.6 million for year to date 2000 as compared to net interest expense of $20.8 million for year to date 1999, an increase of $2.8 million. The increase was primarily due to $0.6 million of higher interest as a result of an increase in the average outstanding balance of the Revolving Credit Facility, $1.6 million from higher interest rates during year to date 2000 compared to year to date 1999, and $0.6 million of higher other miscellaneous financing costs.

     Income Taxes. The Company recorded an income tax benefit of $2.9 million for year to date 2000 as compared to a $2.2 million income tax benefit for year to date 1999. During third quarter 2000, the Company revised its previous estimates for state net operating loss carryforwards, and recorded an accumulated tax benefit for state net operating loss carryforwards of $1.3 million.

 Liquidity and Capital Resources

     Borrowings under the Senior Credit Facilities at April 1, 2000 and July 3, 1999 consisted of $172.8 million and $173.5 million, respectively, for the Term Loan Facility maturing in 2005. The Term Loan Facility matures $0.3 million in the remainder of fiscal year 2000 and $1.0 million, $0.8 million, $3.2 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2001 through 2006, respectively. In addition, the Senior Credit Facilities included the $70.0 million Revolving Credit Facility and $10.0 million swingline loan maturing in 2004, of which $24.3 million and $50.0 million were outstanding at April 1, 2000 and July 3, 1999, respectively. The decrease in the amount outstanding under the Revolving Credit Facility was principally a result of the seasonal nature of the business, with higher sales occurring in the second quarter of the Company's fiscal year, and the collection of trade receivables staying current.

     On September 27, 1999, GEI and Warburg (collectively, the "Equity Sponsors") contributed $10.0 million of additional equity for capital stock of Holdings. The capital contribution made by the Equity Sponsors was made in connection with the significant marketing investment made by the Company in launching Cremora Royale and ReaLemonade during the fiscal year ended July 3, 1999.

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

  The Company's remaining liquidity needs are for capital expenditures and operating requirements. The Company spent $3.1 million on capital projects during the thirty-nine week period ended April 1, 2000 to fund expenditures in existing facilities, management information systems initiatives, and discretionary capital projects associated with new products. The Company expects to spend an additional $2.4 to $3.0 million on capital projects in fiscal year 2000 to fund expenditures in existing facilities, information system initiatives and discretionary capital projects associated with new products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

  Net cash provided from operating activities for year to date 2000 and year to date 1999 was $20.2 million and $12.1 million, respectively. The increase of $8.1 million was due primarily to the non-recurrence of certain marketing expense and inventory costs in year to date 1999 that supported the launches of Cremora Royale and ReaLemonade.

  Cash used in financing activities in year to date 2000 and year to date 1999 was $17.3 million and $2.5 million, respectively. Net payments of $25.7 million and $1.5 million for year to date 2000 and year to date 1999, respectively, were applied against the Revolving Credit Facility. Additionally, the Company received $10.0 million associated with the issuance of Holdings capital stock to the Equity Sponsors.

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

  The Company completed its insurance claim for property damage, other expenses related to the fire and business interruption. The claim did not significantly impact the Company's results of operations or financial position.

Seasonality

  The Company's net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 43% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Recently Issued Accounting Statements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt this standard in the first quarter of fiscal 2001. The Company is evaluating this pronouncement and has not yet determined the ultimate impact of this pronouncement on future financial statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rates

  The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at April 1, 2000 and which are sensitive to changes in interest rates, including interest rate swaps and debt obligations. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

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

  All amounts are reflected in U.S. dollars (in thousands).

                                                                                                             Balance at
                                                                                                              April 1,     Fair
                                        2000        2001       2002       2003       2004     Thereafter       2000        Value
                                     ---------   ---------   --------   --------   --------   ------------   ----------   ---------
Liabilities
 Fixed rate.....................                                                              $  115,000      $ 115,000    $ 80,500
 Average interest rate..........                                                                    8.75%          8.75%
 Variable rate..................     $    250   $   1,000   $    750   $  3,250   $ 27,500    $  164,300      $ 197,050    $197,050
 Average interest rate..........       10.003%     10.003%    10.003%    10.003%    10.003%        8.681%         9.946%
Interest-Rate Derivatives
Variable to fixed:
 Notional amount at the
  beginning of fiscal year......     $100,000   $ 100,000   $ 75,000   $ 75,000
 Maturities.....................                   25,000                75,000                               $ 100,000    $  2,198
 Average pay rate...............        5.943%      5.943%     5.955%     5.955%                                  5.948%
 Average receive rate...........        6.300%      6.300%     6.300%     6.300%                                  6.300%

  On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 3.50%. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively, and have been reflected in the table above. The estimated benefit to cancel the interest rate swap agreements at April 1, 2000 was approximately $2.2 million based on current interest rates for similar instruments.

  Milk Hedging

  The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of April 1, 2000, the Company had 161 outstanding milk futures contracts expiring during various months through June 2000. The Company has successfully hedged a portion of its future production at an average cost of milk that is below the prior year's average cost of milk. However, the current price for milk has continued to decline and is now at or near historical lows. The aggregate market value of these contracts was $3.2 million with an average cost of $3.7 million. The unrealized loss on these contracts was $0.5 million as of April 1, 2000.

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Holdings solicited the written consent of its stockholders in lieu of a meeting for ratification of an amendment to the Plan authorizing an additional 52,500 shares of Common Stock to be issued under the Plan. On January 5, 2000, such written consent was adopted by holders representing 908,150 shares of Common Stock, or 84.6% of the outstanding Common Stock.

Item 5.  OTHER INFORMATION

          William A. Lynch resigned from his positions as Chairman, Chief Operating Officer and as a member of the Board of Directors of Eagle and Holdings effective as of March 3, 2000. In connection with such resignation, on April 10, 2000, Holdings purchased a portion of Mr. Lynch's Series A Non-Voting Preferred Stock of Holdings, and Mr. Lynch repaid all amounts due under a promissory note issued by him in favor of Eagle on January 23, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000.

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

                                EAGLE FAMILY FOODS HOLDINGS, INC.

                                EAGLE FAMILY FOODS, INC.


                                By:  /s/ John O'C Nugent
                                    --------------------------------------------
                                     John O'C Nugent
                                     President and Chief Executive Officer



                                By:  /s/ Craig A. Steinke
                                    --------------------------------------------
                                     Craig A. Steinke
                                     Vice President and Chief Financial Officer



Date:  May 10, 2000

                                 EXHIBIT INDEX



            10.1 Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan

            27.1  Financial Data Schedule of Eagle Family Foods Holdings,
                  Inc.

            27.2  Financial Data Schedule of Eagle Family Foods, Inc.