Form 10-K405
period 2000-07-01
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2000-09-06
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 1, 2000

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

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                       Yes [X]         No [_]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates. N/A.

     As of September 6, 2000, there were 1,116,704 shares of common stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc.("Common Stock") and 10,000 shares of common stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.
================================================================================

                               TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I
     Item 1.       Business.........................................................................................     2
     Item 2.       Properties.......................................................................................     6
     Item 3.       Legal Proceedings................................................................................     6

PART II
     Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters............................     7
     Item 6.       Selected Financial Data..........................................................................     8
     Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations.......................................................................................     9
     Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.......................................    17
     Item 8.       Financial Statements and Supplementary Data......................................................    17
     Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial
                   Disclosure.......................................................................................    17

PART III
     Item 10.      Directors and Executive Officers of the Registrants..............................................    18
     Item 11.      Executive Compensation...........................................................................    21
     Item 12.      Security Ownership of Certain Beneficial Owners and Management...................................    23
     Item 13.      Certain Relationships and Related Transactions...................................................    25

PART IV
     Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................    26

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

     Financing for the Acquisition and related fees and expenses consisted of
(i) $82.5 million of equity contribution from Holdings (which was financed by Holdings' issuance of preferred and common stock in that amount to GE Investment Private Placement Partners II, a Limited Partnership ("GEI") and Warburg, Pincus Ventures, L.P. ("Warburg" and together with GEI, the "Equity Sponsors"), and certain members of the Company's management, including John O'C. Nugent, the Company's President and Chief Executive Officer (the "Management Investors"), who contributed approximately $1.7 million of such amount (the "Equity Contribution"); (ii) the issuance of $115.0 million of 8 3/4% senior subordinated notes due 2008 (the "Senior Subordinated Notes"); and (iii) senior secured credit facilities (the "Senior Credit Facilities") in an aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility (the "Term Loan Facility") and a $70.0 million revolving credit facility (the "Revolving Credit Facility"). The Senior Credit Facilities, the Senior Subordinated Notes and the Equity Contribution are referred to herein as the "Financing Transactions."

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

     Since the Acquisition Closing, the Company established an experienced management team, researched and installed a complete enterprise hardware/software system to meet current and future business needs, and implemented consumer-oriented marketing programs and strategies. Also, the Company nationally launched Cremora Royale powdered non-dairy creamer, the Star and Magnolia Hispanic brands of sweetened condensed milk and ReaLemonade lemonade liquid concentrate.

     In September 1999, the Equity Sponsors contributed an aggregate of $10.0 million to Holdings in exchange for shares of a new series of Holdings preferred stock and Holdings common stock. This contribution was made to finance the marketing investment made by the Company in launching Cremora Royale and ReaLemonade during its fiscal year ended July 3, 1999 (the "1999 fiscal year").

Products and Markets

     The Company manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands, including Eagle Brand sweetened condensed milk, ReaLemon lemon juice from concentrate and Cremora powdered non-dairy creamer. The Company's primary distribution channel is the retail grocery channel, but also has presence within mass merchandisers, club stores, foodservice, the U.S. military, industrial and private label businesses. The Company's U.S. food business is complemented by a strong presence in Canada and Puerto Rico.

     The Company sells its products in the U.S. to the retail grocery trade through 24 independent food brokers and a national brokerage company with 39 brokerage houses. The Company is employing a national brokerage company to address the current trend within the retail grocery businesses to purchase dry grocery food products on a national level. The Company also sells its products to non-grocery channels and to international markets. These sales are generated through brokers, distributors, or directly, depending on the size and needs of the customers.

     The Company's marketing programs consist of various combinations of media advertising, consumer promotions, trade promotion and co-promotion of certain products such as ingredients in recipes. Media advertising, such as television, print or radio advertising are used for Eagle Brand, ReaLemon, ReaLemonade, Cremora and Cremora Royale marketing in an effort to continue to build brand equity and awareness. Since many of the Company's brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes incorporating its brands and has co-promoted these brands with other food companies, such as Hershey Foods Corporation. The Company has established Internet sites to promote recipes containing the Company's products. The Company also promotes its seasonal brands, None Such mincemeat pie filling and Borden eggnog, with recipe promotions during the holiday season.

     Sweetened condensed milk. The Company manufactures and markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company's other branded sweetened condensed milk products include Eagle Brand low fat and fat free products Meadow Gold, and Star and Magnolia Hispanic brands. The Company's Eagle brand products carry the Borden and Elsie trademarks. The Company also manufactures sweetened condensed milk under several labels for a customer who distributes and markets these products to certain ethnic markets. In its fiscal year ended July 1, 2000 ("fiscal year 2000") and fiscal year 1999, respectively, the Company's sweetened condensed milk products accounted for 48% and 47% of the Company's net sales.

     Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's sweetened condensed milk products and accounted for approximately 84% and 83% of the Company's sweetened condensed milk net sales for fiscal year 2000 and fiscal year 1999, respectively. The balance of the Company's sweetened condensed milk net sales is made through other channels, including foodservice customers, industrial customers and export markets.

     Lemon and lime juice and lemonade liquid concentrate. The Company manufactures and markets ReaLemon lemon juice from concentrate and ReaLime lime juice from concentrate. In fiscal year 2000 and fiscal year 1999, respectively, the Company's lemon and lime juice products accounted for 28% and 25% of the Company's net sales.

     Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's ReaLemon and ReaLime products and accounted for approximately 74% of ReaLemon and ReaLime net sales in fiscal year 2000 and 1999. The Company also markets the ReaLemon and ReaLime products to foodservice customers, industrial customers and export markets.

     ReaLemonade lemonade liquid concentrate is marketed by the Company and manufactured by a third party independent manufacturer. This product was launched nationally by the Company in 1999. While an intensive marketing program drove ReaLemonade to strong performance in its launch year relative to other shelf-stable juice concentrates, sales in the second summer season have not met expectations. The Company has determined that it cannot achieve the necessary return on marketing investment on the ReaLemonade product line and, therefore, will discontinue sales in the retail channel after the year 2000 summer selling season. The Company will continue to market and manufacture ReaLemonade lemonade liquid concentrate in the U.S. foodservice channel where the Company believes there remains sufficient customer interest.

     Powdered non-dairy creamers. The Company manufactures and markets powdered non-dairy creamer under the Cremora and Cremora Royale brand names and also manufactures powdered non-dairy creamer for private label and industrial customers. In fiscal year 2000 and fiscal year 1999, the Company's powder non-dairy creamer products accounted for 17% of the Company's net sales.

     Branded Cremora and Cremora Royale are sold primarily through retail channels and accounted for 71% of the Company's fiscal year 2000 and fiscal year 1999 powdered non-dairy creamer net sales. Private label net sales accounted for 16% and 13.6% of the Company's net sales for fiscal year 2000 and fiscal year 1999, respectively, with the balance primarily attributable to export net sales and to bulk net sales to industrial customers (who use non-dairy creamer in producing other food products).

     Eggnog. Borden eggnog is manufactured by a third party through a seasonal purchase order agreement. Borden eggnog is the only shelf-stable eggnog available in the market and competes with refrigerated eggnog. Borden eggnog is distributed through the retail grocery channel. Eggnog is generally consumed during the November and December holiday season as a beverage or mixed with liquor as a cocktail.

     Mincemeat pie filling. The Company manufactures and markets two flavors of None Such: Regular and Brandy & Rum. None Such mincemeat is used in pies, cookies and pastries, and is consumed primarily during the November and December holiday season. None Such is distributed through the retail grocery channel.

     Instant Coffee. Kava is marketed by the Company and manufactured by a third party independent manufacturer pursuant to the Kava Co-Pack Agreement. Kava is a unique instant coffee, differentiated as the only coffee that is "90% acid-neutralized." Management believes that Kava's customer loyalty is significantly higher than that of most other instant coffee brands, and is well positioned to remain high given the brand's unique position as an acid-neutralized product.

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

     Grocery retailers have also utilized mergers and acquisitions to consolidate within their industry. Growth in the mass merchandiser channel has outpaced growth in the retail grocery channel, and mass merchandisers have consequently increased their share of food sales relative to the retail grocery and drug store channels. Furthermore, the convenience store channel has maintained a constant presence within the total grocery industry. To expand their potential markets, management believes that food companies are broadening their distribution channels to include greater focus on mass merchandisers and other alternative distribution channels. In the opinion of management, another growth opportunity in the U.S. for branded food companies is the foodservice channel, which supplies restaurants, hospitals, schools and other institutions. In addition to the U.S. market, management believes that certain international markets with above average population growth and expanding economies offer significant growth opportunities for U.S. companies. These international markets include Latin America and the Pacific Rim.

Seasonality

     The Company's net sales, operating income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other brands of sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday seasons. In recent years, approximately 43% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, which requires the Company to draw additional amounts on its Revolving Credit Facility in that period.

Raw Materials and Suppliers

     The primary raw materials used in the Company's operations include milk, sugar, lemon and lime juice concentrate, vegetable oil, corn syrup and packaging materials. The Company purchases its raw materials, all of which are widely available, from numerous independent suppliers. Kava instant coffee and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers. ReaLemonade lemonade liquid concentrate is obtained primarily from a third party manufacturer who produces the finished product using lemon juice concentrate and other ingredients and packaging materials provided by the Company.

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

Trademarks, Copyrights and Patents

     The Company owns a number of trademarks, licenses and patents. The Company's principal trademarks include Eagle Brand; ReaLemon; ReaLime; Cremora; and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on products on which they were historically used in the BBNA Business (as defined below), together with certain product extensions. The Borden and Elsie trademarks are currently used on (i) the entire line of Eagle Brand products, including condensed or evaporated milk,
(ii) shelf-stable egg nog, and (iii) Cremora non-dairy creamer. The Borden trademark is also currently used on Magnolia sweetened condensed milk. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from BFC, the Company holds an exclusive and royalty-free license from Southern Foods Group, L.P. to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five year term, which is renewable automatically for subsequent five year terms and terminable at the option of the Company upon one year's notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. The Company has granted BFC an exclusive, perpetual, royalty-free license to use the ReaLemon and ReaLime trademarks in certain foreign markets including Europe, the Middle East and Hong Kong. A third party owns the Cremora trademark in Africa and the Middle East. The Company also owns various patents and copyrights associated with the business.

Employees

     As of July 1, 2000, the Company employed approximately 380 people, including 202 hourly and 178 salaried employees. The Wellsboro, Pennsylvania and Starkville, Mississippi plants are the only unionized Company plants. As of July 1, 2000, union employees represented approximately 28% of the Company's total work force. At Starkville, the Teamsters Local 984 has a contract expiring on January 31, 2001 and at Wellsboro, the United Food and Commercial Workers Union-Local 174 has a contract expiring on February 5, 2005. Management believes that relations with the Company's employees and unions are generally good.

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

     The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of volatile products, cease and desist orders, injunctions and/or monetary penalties. Management believes that the Company's facilities and practices are in compliance with applicable government regulations in all material respects.

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

Item 2:  Properties

     Except for Kava instant coffee, ReaLemonade lemonade liquid concentrate and sweetened condensed milk in Canada, which are produced under co-pack agreements, and Borden eggnog, which the Company obtains under a seasonal purchase order, the Company produces all of its products in four Company-owned manufacturing facilities, as described in the following table. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate the Company's needs for the foreseeable future.


     Location        Square Feet           Products Manufactured
     --------        -----------           ---------------------
  Wellsboro, PA...   119,000     Sweetened condensed milk, mincemeat pie filling
  Starkville, MS..    49,000     Sweetened condensed milk
  Waterloo, NY....   112,000     Lemon juice and lime juice
  Chester, SC.....    77,300     Powdered non-dairy creamer

     In addition to the owned manufacturing facilities described above, the Company leases 13,605 square feet of office space in Tarrytown, New York, 28,589 square feet of office and laboratory space in Columbus, Ohio, and uses public warehouse space in numerous locations in variable amounts as needed.

Item 3:  Legal Proceedings

     The Company is subject to litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 4:  Submission of Matters to a Vote of the Security Holders

     Not applicable.

PART II

Item 5:  Market for Registrants' Common Equity and Related Stockholder Matters

     There is no established public trading market for the common stock of Holdings or Eagle. As of September 6, 2000, Holdings was the only holder of Eagle common stock. As of September 6, 2000, there were approximately 50 holders of Holdings' common stock.

     No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings and Eagle are restricted from declaring dividends on their common stock by the Senior Credit Facilities. See
Note 6 of the Notes to the Financial Statements of Holdings and Eagle included elsewhere in this Annual Report on Form 10-K.

Item 6:  Selected Financial Data

         The selected financial data set forth below (dollars in thousands) as of July 1, 2000 and July 3, 1999, and the fifty-two week period ended July 1, 2000, fifty-three week period ended July 3, 1999, one hundred fifty-five day period ended June 27, 1998, twenty-three day period ended January 23, 1998, six months ended December 31, 1997 and year ended December 31, 1997 are derived from audited and unaudited financial statements included elsewhere herein. The selected financial data set forth below as of December 31, 1997, 1996 and 1995 and as of January 23, 1998 and June 27, 1998 are derived from the financial statements not included elsewhere herein. The predecessor data represents the financial results related to Eagle Brand and other sweetened condensed milk products, ReaLemon and ReaLime juice from concentrate, Cremora powdered non-dairy creamer, None Such pie filling, Borden eggnog and Kava instant coffee brands (the "BBNA Business" or the "Predecessor Company") acquired by the Company for periods prior to the Acquisition.

                                                   Predecessor
                                --------------------------------------------------
                                                                        Twenty-
                                                                       Three Day         One Hundred
                                                          Six Months    Period          Fifty-Five Day  Fifty-Three     Fifty-Two
                                                             Ended       Ended          Period Ended    Week Period    Week Period
                                  Year Ended December 31,  December 31, January 23,        June 27,     Ended July 3,  Ended July 1,
                                 1995      1996      1997     1997        1998             1998(a)        1999(a)         2000(a)
                                 ----      ----      ----     ----        ----             ----           ----            ----
Statement of Operations Data:                              (Unaudited)
Net sales.................... $ 225,263 $ 230,384 $ 229,370 $ 153,869  $   7,693       $  68,183      $   239,730     $ 224,733
Cost of goods sold...........   102,712   110,357   107,674    70,640      5,154          38,376 (b)      111,026       111,140
                               --------  --------  --------  --------    -------         -------       ----------      --------
Gross profit.................   122,551   120,027   121,696    83,229      2,539          29,807          128,704       113,593
Distribution expense.........    15,691    14,640    13,464     8,185        303           4,550           13,420        14,016
Marketing expense............    63,804    62,705    55,074    37,444      2,095          15,048           75,971        64,721
General and administrative
expense......................    10,364    10,558    10,259     5,271        767           3,691           12,406        13,580
Amortization of intangibles..     2,925     2,925     2,925     1,465        243          11,855           21,249        11,156
Other operating income.......        --        --        --        --         --              --               --        (1,212)
In-process research and
development write off........        --        --        --        --         --          23,900               --            --
                               --------  --------  --------  --------    -------         -------       ----------      --------
Operating income (loss)...... $  29,767 $  29,199 $  39,974 $  30,864  $    (869)      $ (29,237)     $     5,658     $  11,332
Other Financial Data:
Depreciation and
amortization................. $   6,010 $   5,937 $   6,174 $   3,148  $     512       $  13,755 (c)  $    26,491 (c) $  20,553 (c)
Capital expenditures.........     2,079     3,726     3,154     1,789         87           2,578           13,744         7,564


                                       Predecessor
                               ---------------------------
                                    As of December 31,                  As of              As of            As of          As of
                                                                      January 23,         June 27,         July 3,        July 1,
                                 1995      1996      1997              1998(a)(d)          1998(a)         1999(a)         2000(a)
                                 ----      ----      ----              ----                ----            ----            ----
Balance Sheet Data:
Inventories.................. $ 13,317  $ 13,239  $ 15,820             $   20,100        $  32,001     $    41,757     $     33,780
Net property and equipment...   16,044    16,649    16,070                 23,950           24,791          33,798           33,775
Total assets.................  160,586   157,857   153,786                380,047          399,240         417,286          396,670
Total debt, including                                                     306,500          318,250         338,500          327,500
current maturities...........       --        --        --
Stockholder's equity.........       --        --        --                 67,803 (e)    $  55,994          41,795           39,972

(a) The statement of operations data set forth above for the one hundred fifty-five day period ended June 27, 1998, fifty-three week period ended July 3, 1999 and fifty-two week period ended July 1, 2000, and the balance sheet data set forth above as of January 23, 1998, June 27, 1998, July 3, 1999, and July 1, 2000 reflects the financial position and results of operations of Eagle. With the exception of stockholder's equity, Series A Non-Voting Preferred Stock ("Series A Preferred Stock") and the Series B Non-Voting Preferred Stock (the "Series B Preferred Stock," together with Series A Preferred Stock, "Redeemable Preferred Stock"), this information is substantially consistent with that of Holdings. The following represents stockholders' deficit and Redeemable Preferred Stock of Holdings:

                                    As of         As of         As of
                                   June 27,      July 3,       July 1,
                                     1998          1999          2000
                                     ----          ----          ----
Stockholders' deficit...........  $(29,159)     $(52,235)     $(74,314)
Redeemable Preferred Stock......    84,327        93,302       113,555

(b) Includes the nonrecurring charge of $5.2 million of additional cost of sales related to the expensing of inventories stated at fair market value.
(c) Includes the amortization of debt issuance cost of $371, $920 and $1,823 for the one hundred fifty-five day period ended June 27, 1998, fifty-three week period ended July 3, 1999 and fifty-two week period ended July 1, 2000.
(d) Reflects the Acquisition and Financing Transactions resulting in a new basis of accounting.
(e) Reflects initial Equity Contribution of $82.5 million less an after tax write-off of in-process research and development.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Set forth below is a discussion of the financial condition and results of operations for the fifty-two week period ended July 1, 2000, the fifty-three week period ended July 3, 1999 and the fifty-two week period ended June 27, 1998. The fifty-two week period ended June 27, 1998 includes the two hundred nine day period ended January 23, 1998 managed by the BBNA Business and the one hundred fifty-five day period ended June 27, 1998 managed by Eagle. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of the BBNA Business and the notes thereto included elsewhere in the Annual Report on Form 10-K.

     The following table sets forth the results of operations as a percentage of net sales for the fifty-two week period ended July 1, 2000, the fifty-two week period ended July 3, 1999 and the fifty-two week period ended June 27, 1998:

                                             Results of Operations
          ----------------------------------------------------------------------------------------------------

                                                         Fifty-Two Week     Fifty-Three Week    Fifty-Two Week
                                                          Period Ended        Period Ended       Period Ended
                                                          July 1, 2000        July 3, 1999      June 27, 1998
                                                         --------------     ----------------    --------------
          Net sales...................................            100.0%               100.0%            100.0%
          Cost of goods sold..........................             49.4                 46.3              49.7
                                                         --------------     ----------------    --------------
          Gross profit................................             50.6                 53.7              50.3
          Distribution expense........................              6.2                  5.6               5.7
          Marketing expense...........................             28.8                 31.7              23.8
          General & administrative ("G&A") expense....              6.0                  5.2               4.2
          Amortization of intangibles.................              5.0                  8.9              16.3
          Other operating income......................             (0.5)                  --                --
                                                         --------------     ----------------    --------------
          Operating Income............................              5.1%                 2.3%              0.3%
                                                         ==============     ================    ==============

     The Company entered the lemonade liquid concentrate market with the launch of ReaLemonade in fiscal year 1999. While an intensive marketing program drove ReaLemonade to strong performance in its launch year relative to other shelf-stable juice concentrates, sales in the second summer season have not met expectations. The Company has determined that it cannot achieve the necessary return on the ReaLemonade product line and, therefore, will discontinue sales in the retail channel after the calendar year 2000 summer selling season. The following table sets forth the results of operations as a percentage of net sales for the fifty-two week period ended July 1, 2000, the fifty-two week period ended July 3, 1999 and the fifty-two week period ended June 27, 1999 excluding the retail channel ReaLemonade product line for each of the periods presented.

                                      Results of Operations Excluding the Retail
                                        ReaLemonade Discontinued Product Line
          -----------------------------------------------------------------------------------------------------

                                                         Fifty-Two Week    Fifty-Three Week      Fifty-Two Week
                                                         Period Ended       Period Ended          Period Ended
                                                         July 1, 2000       July 3, 1999          June 27, 1998
                                                        --------------     ----------------    ----------------
          Net sales..................................            100.0%               100.0%              100.0%
          Cost of goods sold.........................             45.5                 46.6                49.7
                                                        --------------     -----------------   ----------------
          Gross profit...............................             54.5                 53.4                50.3
          Distribution expense.......................              5.9                  5.3                 5.7
          Marketing expense..........................             24.8                 27.5                23.8
          General & administrative expense...........              6.2                  5.5                 4.2
          Amortization of intangibles................              5.1                  9.3                16.3
          Other operating income.....................             (0.5)                  --                  --
                                                        --------------      ---------------     ---------------
          Operating Income...........................             13.0%                 5.8%                0.3%
                                                        ==============     ================    ================

Results of Operations

     Fifty-Two Week Period Ended July 1, 2000 ("fiscal year 2000") and Fifty-Three Week Period Ended July 3, 1999 ("fiscal year 1999").

     Net Sales. The Company's net sales for fiscal year 2000 were $224.7 million as compared to $239.7 million for fiscal year 1999, a decrease of $15.0 million, or 6.3%. The table below sets forth the Company's net sales data for each of the Company's product lines for fiscal year 2000 and fiscal year 1999 (dollars in millions):

                                                                      Net Sales                    Net Sales
                                                                        Fiscal    Percentage        Fiscal     Percentage
                                                                         Year         of             Year          of
        Product Lines              Company's Principal Brands            2000      Net Sales          1999     Net Sales
--------------------------------------------------------------------  ----------- ------------     ----------  ---------------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other               $     107.5         47.8%   $     112.5         46.9%
Lemon and lime juices         ReaLemon and ReaLime                          61.7         27.5           60.7         25.3
Lemonade liquid concentrate   ReaLemonade                                    4.6          2.0           11.1          4.6
Non-dairy creamer             Cremora, Cremora Royale and other             37.7         16.8           40.5         16.9
Shelf-stable eggnog           Borden                                         5.1          2.3            5.6          2.4
Mincemeat pie filling         None Such                                      4.4          2.0            5.3          2.2
Acid neutralized coffee       Kava                                           3.7          1.6            4.0          1.7
                                                                      ----------- ------------     ----------  -----------
     Total                                                           $     224.7        100.0%   $     239.7        100.0%
                                                                      =========== ============     ==========  ===========

     Of the $5.0 million decrease in net sales for sweetened condensed milk from fiscal year 1999 to fiscal year 2000, $2.0 million was due to lower net sales of the discontinued Eagle Brand chocolate flavored sweetened condensed milk, $2.5 million to lower net sales of lower margin private label sweetened condensed milk and $0.7 million to higher sweetened condensed milk products returned to reclamation centers. Higher returns to reclamation centers were primarily due to customers returning outdated chocolate flavored sweetened condensed milk, as well as removing products labeled with the predecessor's manufacturing code and replacing with product labeled with the Company's new manufacturing codes.

     Net sales for ReaLemon and ReaLime increased by $1.0 million from fiscal year 1999 to fiscal year 2000, while ReaLemonade lemonade liquid concentrate net sales decreased by $6.5 million in that same period. As mentioned above, the Company entered the lemonade liquid concentrate market with the launch of ReaLemonade in fiscal year 1999. While an intensive marketing program and the higher shipments to customers representing an initial one-time build of customer warehouse and retail shelf inventories drove ReaLemonade to strong performance in its launch year relative to other shelf-stable juice concentrates, sales in the second summer season have not met expectations. The Company has determined that it cannot achieve the necessary return on marketing investment on the ReaLemonade product line and, therefore, will discontinue sales in the retail channel after the calendar year 2000 summer selling season. The Company will continue to market ReaLemonade in the U.S. foodservice channel.

     Non-dairy creamer net sales decreased by $2.8 million from fiscal year 1999 to fiscal year 2000. The decrease was partially due to $1.9 million in lower net sales of Cremora and Cremora Royale. Cremora and Cremora Royale net sales were higher in fiscal year 1999 as a result of significant trial-generating marketing efforts, including the issuance of coupons, in-store demonstrations, and television and print advertising. In fiscal year 2000, the Company reduced its marketing investment to a level appropriate for on-going support of the brands. Also, a temporary disruption in non-dairy creamer production due to a June 2, 1999 fire at the Company's Chester, South Carolina manufacturing plant resulted in a decrease of $1.6 million in industrial net sales from fiscal year 1999 to fiscal year 2000, primarily because certain industrial products could not be outsourced during the production downtime. Production was resumed in mid-October 1999. Non-dairy creamer net sales decreases were partially offset by $0.9 million from growth in the private label non-dairy creamer business.

     Net sales of the Company's seasonal Borden eggnog and None Such pie filling product decreased $1.4 million from fiscal year 1999 to fiscal year 2000. This decrease was partially due to the elimination of low margin eggnog "special packs" and the introduction of a smaller case size of mincemeat pie filling. The smaller case size was introduced to reduce seasonal returns of this product. The Company has created initiatives to expand the distribution base of these two seasonal products in the fiscal year ending June 30, 2001.

     The table below sets forth the Company's net sales data by sales channel for fiscal year 2000 and fiscal year 1999 (dollars in millions):

                                                              Net Sales                      Net Sales
                                                                Fiscal    Percentage          Fiscal     Percentage
                                                                 Year         Of               Year          of
                                                                 2000      Net Sales            1999      Net Sales
                                                              ----------- ------------      ------------ ------------
U.S. Retail
   Sweetened condensed milk..........................       $       90.3         40.2%    $        93.2         38.9%
   Lemon and lime juices.............................               45.8         20.4              45.0         18.8
   Lemonade liquid concentrate.......................                4.3          1.9              11.1          4.6
   Branded non-dairy creamer.........................               26.8         11.9              28.2         11.8
   Other products....................................               13.0          5.8              14.7          6.1
   Private label non-dairy creamer...................                6.0          2.7               5.5          2.3
                                                              ----------- ------------      ------------ ------------
     Total U.S. Retail...............................              186.2         82.9             197.7         82.5
                                                              ----------- ------------      ------------ ------------
U.S. Foodservice/Industrial..........................               24.9         11.1              25.1         10.5
International........................................               13.6          6.0              16.9          7.0
                                                              ----------- ------------      ------------ ------------
   Total.............................................       $      224.7        100.0%    $       239.7        100.0%
                                                              =========== ============      ============ ============

     U.S. retail net sales were $186.2 million for fiscal year 2000 as compared to $197.7 million for fiscal year 1999, a decrease of $11.5 million, or 5.8%. As discussed above, the decrease was due to $2.9 million in lower net sales of sweetened condensed milk, principally net sales of the discontinued Eagle Brand chocolate flavored sweetened condensed milk, $6.8 million of ReaLemonade lemonade liquid concentrate, $1.4 million of branded non-dairy creamer and $1.7 million of other products, including Borden eggnog and None Such pie filling. The decrease was partially offset by an increase in net sales of $0.8 million of ReaLemon and ReaLime and $0.5 million of private label non-dairy creamer.

     U.S. foodservice/industrial net sales were $24.9 million for fiscal year 2000 as compared to $25.1 million for fiscal year 1999, a decrease of $0.2 million, or 0.8%. The decrease was primarily a result of approximately $1.6 million of lower non-dairy creamer net sales, primarily due to the June 1999 plant fire discussed above. The decrease was partially offset by $1.4 million of growth in U.S. foodservice distribution to new customers and increases in U.S. foodservice/industrial sales to existing customers of sweetened condensed milk and lemon and lime juice product lines.

     International net sales were $13.6 million for fiscal year 2000 compared to $16.9 million for fiscal year 1999, a decrease of $3.3 million, or 19.5%. The decrease was primarily due to $2.7 million in lower Canadian net sales. The Company entered into a distribution agreement with a new distributor for its Canadian business, pursuant to which the distributor purchased initial shipments in the first half of fiscal 1999 to establish a base level of inventory. This build up of inventory created a one time sales increase in fiscal year 1999.

     Cost of Goods Sold. Cost of goods sold was $111.1 million for fiscal year 2000 as compared to $111.0 million for fiscal year 1999, an increase of $0.1 million, or 0.1%. Excluding the results of ReaLemonade, cost of goods sold was $100.2 million for fiscal year 2000 as compared to $106.6 million for fiscal year 1999, a decrease of $6.4 million, or 6.0%. Expressed as a percentage of net sales, excluding the results of ReaLemonade for both periods, cost of goods sold for fiscal year 2000 decreased to 45.5% from 46.6% for fiscal year 1999. The decrease in cost of goods sold as a percentage of net sales was significantly affected by lower raw material costs for the sweetened condensed milk and lemon and lime juice product lines.

     Cost of goods sold for ReaLemonade was $10.9 million for fiscal year 2000 as compared to $4.5 million for fiscal year 1999, an increase of $6.4 million. The increase was primarily due to charges to write off obsolete ReaLemonade finished goods inventories and raw material inventories and other costs associated with discontinuing the product in the U.S. retail sales channel.

     Distribution Expense. Distribution expense was $14.0 million for fiscal year 2000 as compared to $13.4 million for fiscal year 1999, an increase of $0.6 million, or 4.5%. Expressed as a percentage of net sales, distribution expense for fiscal year 2000 increased to 6.2% from 5.6% for fiscal year 1999. The increase was driven partially by $0.2 million of higher warehousing costs in fiscal year 2000 primarily associated with the level of inventory maintained to support the launch of ReaLemonade and $0.5 million for costs reclassified from marketing expense to distribution expense in fiscal year 2000 as a result of the change in the distribution network for certain U.S. foodservice sales.

     Marketing Expense. Marketing expense was $64.7 million for fiscal year 2000 as compared to $76.0 million for fiscal year 1999, a decrease of $11.3 million, or 14.9%. Expressed as a percentage of net sales, marketing expense for fiscal year 2000 decreased to 28.8% from 31.7% for fiscal year 1999. The decrease was partially due to $3.1 million and $6.0 million of lower advertising, trade and consumer support for ReaLemonade and Cremora Royale, respectively, which were launched in fiscal year 1999. In fiscal year 2000, the Company reduced its marketing investment in these products to a level appropriate for on-going support of the brands.

     General and Administrative Expense. Total G&A expense was $13.6 million for fiscal year 2000 as compared to $12.4 million for fiscal year 1999, an increase of $1.2 million, or 9.7%. Expressed as a percentage of net sales, excluding ReaLemonade, G&A expense for fiscal year 2000 increased to 6.2% from 5.5% for fiscal year 1999. The increase was primarily due to $1.2 million of higher depreciation expense associated with the start up of the Company's computer systems in January 1999.

     Other Operating Income. Other operating income was $1.2 million for fiscal year 2000, of which $0.5 million related to a product diversion lawsuit settlement against a wholesale customer and $0.6 million for settlement from a supplier for defective packaging materials.

     Amortization of Intangibles. Amortization of intangibles was $11.2 million for fiscal year 2000, as compared to $21.2 million for fiscal year 1999, a decrease of $10.0 million. The decrease was due to the expiration of the one year master customer services agreement entered into between the Company and BFC in connection with the Acquisition.

     Operating Income. Operating income was $11.3 million for fiscal year 2000 as compared to $5.6 million for fiscal year 1999, an increase of $5.7 million, or 101.7%. Excluding the impact of $11.2 million and $21.2 million of amortization expense for intangibles for fiscal year 2000 and fiscal year 1999, respectively, and the impact of the loss of $17.5 million and $7.8 million for the ReaLemonade business initiative for fiscal year 2000 and fiscal year 1999, respectively, operating income was $40.0 million for fiscal year 2000 as compared to $34.6 million for fiscal year 1999, an increase of $5.4 million, or 15.6%. Together with other factors discussed above, the significant factors improving the Company's operating income, excluding ReaLemonade results, were lower raw material costs for the sweetened condensed milk and lemon and lime juice product lines and the reduced marketing investment in Cremora Royale.

     Interest Expense. Net interest expense was $31.7 million for fiscal year 2000 as compared to net interest expense of $27.8 million for fiscal year 1999, an increase of $3.9 million. The increase was primarily due to $0.4 million of interest as a result of an increase in the average outstanding balance of the Revolving Credit Facility, $2.6 million from higher interest rates during fiscal year 2000 compared to fiscal year 1999, and $0.9 million of other miscellaneous financing costs.

     Income Taxes. The Company recorded an income tax benefit of $8.7 million for fiscal year 2000 as compared to a $7.7 million income tax benefit for fiscal year 1999. The increase of $1.0 million is primarily due to a revision in estimates of state net operating loss carryforwards.

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

     The table sets forth the Company's net sales data for each of the Company's product lines for fiscal year 1999 and fiscal year 1998 (dollars in millions):

                                                                      Net Sales                     Net Sales
                                                                     Fiscal Year   Percentage       Fiscal Year   Percentage
         Product Line              Company's Principal Brands            1999     of Net Sales         1998      of Net Sales
         ------------              --------------------------        -----------  ------------     ------------  ------------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other              $     112.5        46.9%      $     112.0        48.8%
Lemon and lime juice          ReaLemon and ReaLime                         60.7        25.3              59.0        25.7
Lemonade liquid concentrate   ReaLemonade                                  11.1         4.6                --          --
Non-dairy creamer             Cremora, Cremora Royale and other            40.5        16.9              43.4        18.9
Shelf-stable egg nog          Borden                                        5.6         2.4               5.2         2.2
Mincemeat pie filling         None Such                                     5.3         2.2               6.2         2.7
Acid neutralized coffee       Kava                                          4.0         1.7               3.9         1.7
                                                                     -----------  ------------     ------------  -----------
     Total                                                          $     239.7       100.0%      $     229.7       100.0%
                                                                     ===========  ============     ============  ===========

     The table sets forth the Company's net sales data by sales channels for fiscal year 1999 and fiscal year 1998 (dollars in millions):

                                      Net Sales                         Net Sales
                                      Fiscal      Percentage of          Fiscal       Percentage
                                      Year 1999     Net Sales           Year 1998    of Net Sales
                                      ----------- ---------------      ------------  --------------
U.S. Retail
   Sweetened condensed milk......... $      93.2            38.9%     $       93.5            40.7%
   Lemon and lime juices............        45.0            18.8              42.5            18.5
   Lemonade liquid concentrate......        11.1             4.6                --             --
   Branded non-dairy creamer........        28.2            11.8              24.6            10.7
   Other products...................        14.7             6.1              15.2             6.6
   Private label non-dairy creamer..         5.5             2.3              12.4             5.4
                                      ----------- ---------------      ------------  --------------
     Total U.S. Retail.............. $     197.7            82.5%     $      188.2            81.9%
                                      ----------- ---------------      ------------  --------------
U.S. Foodservice/Industrial.........        25.1            10.5              21.7             9.4
International.......................        16.9             7.0              19.8             8.7
                                      ----------- ---------------     ------------  --------------
   Total............................ $     239.7           100.0%     $      229.7           100.0%
                                      =========== ===============      ============  ==============

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

     Distribution Expense. Distribution expense was $13.4 million for fiscal year 1999 as compared to $13.0 million for fiscal year 1998, an increase of $0.4 million, or 3.0%. Expressed as a percentage of net sales, distribution expense for fiscal year 1999 decreased to 5.6% from 5.7% for fiscal year 1998. The increase of $0.4 million reflects higher warehousing costs which supported higher inventory levels at public warehouses during the fourth quarter. The total inventory increased from $32.0 million to $41.8 million, with ReaLemonade representing the majority of the change.

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

     General and Administrative Expense. Total G&A expense was $12.4 million for fiscal year 1999, as compared to $9.7 million for fiscal year 1998, an increase of $2.7 million, or 27.8%. Expressed as a percentage of net sales, G&A expense for fiscal year 1999 increased to 5.2% from 4.2% for fiscal year 1998. The Company's G&A expenses for fiscal year 1999 and the one hundred fifty-five day period ended June 27, 1998 were based on actual costs incurred by the Company compared to the BBNA Business G&A expenses for the two hundred nine day period ended January 23, 1998 which were based on an allocation methodology. In addition, the Company's G&A expenses for fiscal year 1999 included $1.0 million of depreciation expense associated with the start up of the Company's computer systems.

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

     Interest Expense. Net interest expense was $27.8 million for fiscal year 1999 as compared to net interest expense of $11.5 million for the one hundred fifty-five day period ended June 27, 1998. The Company's interest expense resulted from the debt structure established in connection with the Acquisition. There was no interest expense in the two hundred nine day period ended January 23, 1998.

     Income Taxes. The Company recorded an income tax benefit of $7.7 million for fiscal year 1999, as compared to a $14.2 million income tax benefit for the one hundred fifty-five day period ended June 27, 1998 and an income tax provision of $12.1 million for the two hundred nine day period ended January 23, 1998.

   Liquidity and Capital Resources

     Borrowings under the Senior Credit Facilities at July 1, 2000 and July 3, 1999 consisted of $172.5 million and $173.5 million, respectively, for the Term Loan Facility maturing in 2005. The Term Loan Facility matures $1.0 million, $0.8 million, $3.2 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2001 through 2005, respectively. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility maturing in 2004, of which $40.0 million and $50.0 million were outstanding at July 1, 2000 and July 3, 1999, respectively. The decrease in the amount outstanding under the Revolving Credit Facility was principally due to the lower cash requirements for marketing and inventory expenditures in fiscal year 2000 as compared to the significant marketing investment made in launching Cremora Royale and ReaLemonade, as well as carrying the higher level of inventory necessary to support ReaLemonade in fiscal year 1999.

     On September 27, 1999, the Equity Sponsors agreed to contribute $10.0 million of additional equity prior to the period ended October 2, 1999. The capital contribution by the Equity Sponsors was made in connection with the significant investment the Company made in launching Cremora Royale and ReaLemonade during fiscal year 1999.

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

     The Company's remaining liquidity needs are for capital expenditures and operating requirements. The Company spent $7.6 million on capital projects in fiscal year 2000 to fund management information systems initiatives, expenditures in existing facilities and discretionary capital projects associated with new products. The Company expects to spend approximately $5.5 million to $6.5 million on capital projects in fiscal year 2001 to fund expenditures in existing facilities, information system initiatives and discretionary capital projects associated with new or improved products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash provided from operating activities was 10.6 million for fiscal year 2000 and net cash used for operating activities was $8.0 million for fiscal year 1999. The increase of $18.6 million was due primarily to non-recurrence of certain marketing expenses and inventory costs expended in fiscal year 1999 that supported the launches of Cremora Royale and ReaLemonade

     Cash used in financing activities for fiscal year 2000 was $3.4 million and cash from financing activities for fiscal year 1999 was $20.3 million. For fiscal year 2000, net payment of $10.0 million was applied against the Revolving Credit Facility, whereas for fiscal year 1999 net borrowings from the Revolving Credit Facility were $21.5 million. Additionally, the Company received $10.0 million in fiscal year 2000 associated with the issuance of Holdings capital stock to the Equity Sponsors.

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

   Other Information

     Plant Fire. On June 2, 1999, a fire destroyed several critical pieces of equipment at the Chester, South Carolina powdered non-dairy creamer manufacturing plant. The plant operated at modified levels until production resumed in mid-October 1999. The Company had temporarily engaged another manufacturer to produce powdered non-dairy creamer in bulk. The Chester, South Carolina plant then packaged and shipped the finished product to its customers. The Company estimated that total lost sales associated with the fire were approximately $1.0 million.

     The Company completed its insurance claim for property damage, other expenses related to the fire and business interruption. The claim did not significantly impact the Company's results of operation or financial position.

     Senior Credit Facilities Amendment. The Company amended its Senior Credit Facilities effective as of June 29, 2000. The Senior Credit Facilities contain financial covenants which require the Company to meet certain financial tests including debt coverage, interest expense coverage and capital expenditure requirements. The debt coverage and interest expense coverage requirements were amended for the four quarters ending July 1, 2000 and for each of the four quarters thereafter through June 29, 2002. This change had taken into consideration the Company's reduced operating performance for fiscal year 2000. The capital expenditure covenant was amended to allow for carryover of a certain amount of fiscal year 2000 unused capital expenditure into fiscal year 2001.

     The interest pricing table that is used to determine the Company's interest rate was replaced. The Company had been paying interest at LIBOR plus 3.50% on the Term Loan Facility and LIBOR plus 3.25% on the Revolving Credit Facility. Based on the Company's current leverage ratio and the newly amended agreement, the interest rate will now be at LIBOR plus 3.75% on the Term Loan Facility and LIBOR plus 3.50% on the Revolving Credit Facility. These rates are subject to performance step downs based on the Company's leverage ratio, with the lowest leverage ratio category set at LIBOR plus 3.25% for the Term Loan Facility and LIBOR plus 3.00% for the Revolving Credit Facility.

Seasonality

     The Company's net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other sweetened condensed milk products, Borden eggnog and None Such) are consumed primarily during the November and December holiday seasons. In recent years, approximately 43% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, requiring the Company to draw additional amounts on its Revolving Credit Facility.

Recently Issued Accounting Statements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted this standard in the first quarter of its fiscal year ending June 30, 2001. The management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or it financial position.

     On May 11, 2000, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements. The pronouncement will be adopted during fourth quarter of the fiscal year ending June 30, 2001.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     Interest Rates

     The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at July 1, 2000 and which were sensitive to changes in interest rates. In the ordinary course of business the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. Under interest-rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The Company does not enter into derivative financial instrument transactions for speculative purposes.

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

     All amounts are reflected in U.S. dollars (in thousands).

                                                                                                                      Fair
                                      2001         2002         2003          2004      Thereafter       Total        Value
                                   -----------  -----------  ------------  -----------  ------------   -----------  -----------
Liabilities
   Fixed Rate...................                                                       $   115,000    $  115,000   $   69,000
   Average Interest Rate........                                                             8.750%        8.750%
   Variable Rate................  $    1,000   $      750   $     3,250   $   27,500   $   180,000    $  212,500   $  212,500
   Average Interest Rate........      10.704%      10.704%       10.704%      10.704%        8.325%       10.605%
Interest-Rate Derivatives
Variable to fixed:
   Notional amount at the
   beginning of fiscal year.....  $  100,000   $   75,000   $    75,000                               $  100,000   $    2,003
   Maturities...................  $   25,000                $    75,000
   Average pay rate.............       5.943%       5.955%        5.955%                                   5.948%
   Average receive rate.........       6.780%       6.780%        6.780%                                   6.780%

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 3.75%. These swap agreements commenced on July 23, 1998 and fix the LIBOR rate at 5.955% on $75 million and 5.905% on $25 million of the $175 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively and have been reflected in the table above. The estimated benefit to cancel the interest rate swap agreements at July 1, 2000 was approximately $2.0 million based on current interest rates for similar instruments.

     Milk Hedging

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. At July 1, 2000, the Company had no outstanding milk futures contracts.

Item 8: Financial Statements and Supplementary Data

     See Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10:   Directors and Executive Officers of the Registrants

     The directors of the Company and executive officers of the Holdings and Eagle are as follows:

               Name                   Age      Position
John O'C. Nugent.................      58      Chief Executive Officer, President and Director*
Craig A. Steinke.................      43      Chief Financial Officer, Treasurer and Senior Vice President of
                                               Operations*
Mark J. Greatrex.................      37      Senior Vice President, Marketing and Sales*
Jonathan F. Rich.................      53      Vice President, General Counsel and Secretary*
Tamar K. Bernbaum................      49      Vice President, Customer Marketing
James A. Byrne...................      55      Vice President, Human Resources
Virginia Cappello................      48      Vice President, Market Research
Paul F. Keida....................      50      Vice President, Technology
Richard A. Lumpp.................      53      Vice President, Sales
Andreas T. Hildebrand............      32      Director
Kewsong Lee......................      35      Director
Howard H. Newman.................      53      Director
Donald W. Torey..................      43      Director
Paul W. Van Orden................      73      Director

--------------
* Messrs. Nugent, Steinke, Greatrex and Rich hold these same positions at Holdings and are the executive officers of Holdings.

     John O'C. Nugent has served as a Director of Holdings and Eagle and Chief Executive Officer and President of Holdings and Eagle since their respective dates of formation. From 1993 through 1996, he served as the President of Johnson & Johnson Consumer Products, Inc., where he was responsible for the consumer business and pharmaceutical products division. Prior to that, Mr. Nugent spent eight years with Unilever PLC occupying a series of marketing and general management positions. Most recently, he served as Senior Vice President (General Manager) of the Van den Bergh Foods, a consumer products division of Unilever, USA prior to an assignment in the United Kingdom where he was Director (COO position) of Van den Bergh, Ltd. Mr. Nugent's background in consumer products extends over thirty years, with experience at Borden, Inc., Calgon Consumer Products Company and The Procter & Gamble Company, where he held a variety of marketing and management positions. His past service as a director includes membership on the boards of the Association of National Advertisers, Cosmetics Toiletries and Fragrance Association and the National Association of Margarine Manufacturers.

     Craig A. Steinke has served as Chief Financial Officer, Vice President and Treasurer of Holdings and Eagle since January 1998. On August 1, 2000, Mr. Steinke was appointed to the additional office of Senior Vice President of Operations of Holdings and Eagle. From 1996 through 1998, Mr. Steinke served as Senior Vice President and Group General Manager of BHP Copper, a business group of Broken Hill Proprietary Co., Ltd. From 1992 through 1996, Mr. Steinke held President, Vice President and Controller positions at the Metals, a wholly owned subsidiary of Magma Copper Co. Prior to 1992, Mr. Steinke held a variety of positions at Arthur Andersen LLP.

     Mark J. Greatrex has served as Senior Vice President of Marketing and Sales of Holdings and Eagle since April 2000. From 1998 to 2000, Mr. Greatrex served as the Vice President/General Manager of the Lipton Tea business and as a board member of the Lipton Company, a wholly owned subsidiary of Unilever PLC. From 1995 to 1998, Mr. Greatrex served as Vice President of Brand Marketing for FRALIB, a consumer products subsidiary of Unilever based in Paris, France. During this period, he also provided marketing leadership for one of Unilever's International Innovation Centers. Prior to 1995, Mr. Greatrex held a variety of marketing positions in several product categories at Van den Bergh Foods, a consumer products division of Unilever, USA. His service as a director includes past membership on the boards of the Pepsi Lipton Tea Partnership (a joint venture) and the U.S. Tea Association. His present service as a director includes membership on the board of Vision Associates Holdings, Inc.

     Jonathan F. Rich has served as Vice President, General Counsel and Secretary of Holdings and Eagle since their respective dates of formation. From 1990 through 1996, Mr. Rich served as Vice President and General Counsel of Nabisco International. Prior to that, he served two years as the Associate General Counsel for Del Monte Foods Company. Mr. Rich is a member of the New York Bar.

     Tamar K. Bernbaum has served as Vice President, Customer Marketing of Eagle since 2000. Prior to this, she served as Vice President, Marketing of Eagle from January 1998 through 2000. From 1991 through 1997, Ms. Bernbaum held Director of Trade Marketing and Category Manager for Trade Marketing positions at Unilever's Van Den Bergh Foods division. From 1983 through 1991, Ms. Bernbaum served as Senior Product Manager and Product Manager at Unilever's Ragu Foods Company division. Prior to 1983, Ms. Bernbaum held a variety of management positions at Colgate-Palmolive Company and Nestle Inc.

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

     Andreas T. Hildebrand has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Hildebrand has served as Managing Director of the Private Equity Group of General Electric Asset Management ("GEAM") since July 2000, Vice President of GEAM since May 1997, and as an Investment Manager and Senior Financial Analyst since 1993. Prior to joining GEAM, Mr. Hildebrand was an Economic Analyst in the office of Massachusetts Governor William Weld. Mr. Hildebrand presently serves as a director of several privately held companies.

     Kewsong Lee has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Lee has served as a Member and Managing Director of EMW LLC and a general partner of Warburg, Pincus & Co. ( "WP ") since January 1, 1997. Mr. Lee served as a Vice President of WPV from January 1995 to December 1996, and as an associate at E.M. Warburg, Pincus & Co., Inc. ( "EMW ") from 1992 until December 1994. Prior to joining EMW, Mr. Lee was a consultant at McKinsey & Company, Inc., a management consulting company from 1990 to 1992. His present service as a director includes membership on the boards of Knoll, Inc., RenaissanceRe Holdings Ltd. and several privately held companies.

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

     Donald W. Torey has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Torey has served as Executive Vice President of GEAM and GE Investment Management Incorporated ("GEIM" and, together with GEAM, "GE Investments") with responsibility for GE Investments' Private Equity and Real Estate groups since January 1997. From 1993 through 1996, Mr. Torey served as Chief Financial Officer of GE Investments. Prior to that, Mr. Torey served as Manager of Mergers and Acquisition Finance for General Electric Company ("GE"). Mr. Torey currently serves as a Trustee for the General Electric Pension Trust ("GEPT") and as a director of a privately held company.

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

Item 11:   Executive Compensation

Summary Compensation Table

     The following summary compensation table provides information concerning compensation for the Company's chief executive officer and the five other most highly compensated executive officers of Eagle (collectively, the "Named Executive Officers") for the fiscal years ended June 27, 1998, July 3, 1999 and July 1, 2000.

                                                                                                          Long Term
                                                               Annual Compensation                      Compensation(3)
                                              -------------------------------------------------------   ---------------
                                                                                          Other           Restricted
                                               Fiscal                                   Compensation     Stock Awards
        Name and Principal Position             Year    Salary($)       Bonus ($) (1)     ($) (2)         ($)(4)(5)
-------------------------------------------- --------- -------------    -------------   --------------  ---------------
John O'C. Nugent...........................      1998 $     130,682    $         --    $    2,000      $        58,230
   Chief Executive Officer and President         1999       316,250          150,000        7,480                  --
                                                 2000       315,125           70,800        4,819                  --

Craig A. Steinke (6)........................     1998        78,750              --         2,363                4,835
  Chief Financial Officer, Treasurer and         1999       221,375          105,000        6,113                  --
   Senior Vice President of Operations           2000       232,667           59,483        3,736                  350

Richard A. Lumpp............................     1998        80,492              --        39,655(7)             4,835
   Vice President, Sales                         1999       179,208           85,000        3,167                  --
                                                 2000       178,600           32,000        2,732                  --

Jonathan F. Rich............................     1998        65,000              --         1,200                3,230
   Vice President, General Counsel and           1999       154,375           75,000        6,881                  --
   Secretary                                     2000       157,583           42,488        2,654                  175

Tamar K. Bernbaum...........................     1998        70,455              --         1,938                4,835
   Vice President, Customer Marketing            1999       165,625           77,500        6,485                  --
                                                 2000       165,000           22,688        2,533                  --

William A. Lynch (8)........................     1998       130,682              --         2,500               58,230
  Former Chairman of the Board and               1999       316,250          150,000        6,542                  --
   Former Chief Operating Officer                2000       315,125           70,800        1,881                  --

---------------
(1) The 1999 bonus represents the amount earned and paid to the Named Executive Officer for the Company's first full calendar year for which each executive could earn up to 100% of his or her base salary if certain performance targets were met. The 2000 bonus represents the amount earned and paid to the Named Executive for the six month period ended January 1, 2000. Each executive will also be entitled to receive a bonus for fiscal year 2000 of up to 100% of his or her base salary if certain performance targets are met.
(2) Other compensation includes matching and profit sharing contributions made by the Company on behalf of each Named Executive Officer pursuant to the Eagle Family Foods, Inc. 401k Savings and Retirement Plan.
(3) The Company has not awarded any stock options or stock appreciation rights to the Named Executive Officers.
(4) Represents the approximate value of awards of restricted Common Stock (the "Restricted Shares ") issued to the Named Executive Officers on January 16, 1998. The Restricted Shares will vest in equal installments over five years (the "Vesting Period"), beginning on the first anniversary of the date of issuance provided that such grantee is employed by the Company on such date. Upon the consummation of an initial public offering of Common Stock of Holdings registered under the Securities Act of 1933 meeting certain thresholds prior to the end of the Vesting Period, 20% of the Restricted Shares will vest. Any remaining unvested Restricted Shares would then vest in equal installments over the time remaining in the Vesting Period. The Board of Directors of Holdings may also establish certain performance criteria that could result in accelerated vesting of the Restricted Shares. As of June 27, 1998, the approximate value of each such award was $58,230, $4,835, $4,835, $3,230 and $4,835 for Messrs. Nugent, Steinke, Lumpp, Rich and Ms. Bernbaum respectively.
(5) The restricted stock awards for fiscal year 2000 represent the approximate value of the Restricted Shares issued to the Named Executive Officers. The Restricted Shares carry the same vesting rules as mentioned in footnote 4 above. As of July 1, 2000, the approximate value of each such award was $350 and $175 for Messrs. Steinke and Rich.
(6) Mr. Steinke was appointed Senior Vice President of Operations on August 1, 2000 and his annual salary was adjusted to $275,000. He remains Chief Financial Officer, Vice President and Treasurer of the Company.
(7)  Includes $34,020 related to a signing bonus.
(8)  Mr. Lynch resigned from Holdings and Eagle effective March 3, 2000.

Compensation Committee Interlocks and Insider Participation

     Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of John O'C. Nugent, Andreas T. Hildebrand, Kewsong Lee, Howard H. Newman, Donald W. Torey and Paul W. Van Orden. Mr. Nugent is both an executive officer of Holdings and the Company. See "Item 13. Certain Relationships and Related Transactions."

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

Employment Agreements

     The Company entered into employment agreement with Mr. John O'C. Nugent, pursuant to which Mr. Nugent serves as Chief Executive Officer and President of the Company. The initial annual base salary under such agreement for Mr. Nugent was $300,000 with increases in the base salary to be determined by the Board of Directors. In addition pursuant to the agreement, Mr. Nugent is entitled to receive a bonus of up to 100% of his base salary if certain performance targets are met. Bonuses for future periods are to be based on targets to be established by the Board of Directors. The agreement has a term of two years, with automatic annual renewals. In the event the employment agreement is terminated by the Company without "cause" (as defined in such employment agreement), Mr. Nugent is entitled to receive severance payments equal to the base salary then in effect for the greater of the next 12 months or the remainder of the employment term. The agreement provides for customary non-competition and non-solicitation provisions. The Company entered into similar arrangements with its other executive officers, including each of the Named Executive Officers.

Item 12:   Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding shares of common stock of Eagle as of September 6, 2000 are beneficially owned by Holdings. There are three classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights, the Series A Preferred Stock and the Series B Preferred Stock, which each have limited voting rights. The following table sets forth, as of September 6, 2000, certain information regarding the beneficial ownership of Common Stock, Series A Preferred Stock and Series B Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings' voting securities, (ii) each of the directors and certain executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:


                                                                                Series A           Series B
                                                          Common Stock        Preferred Stock  Preferred Stock
                                                          ------------        ---------------  ---------------
                 Name and Address of                  Number of            Number of            Number of
                Beneficial Owner (1)                   Shares   Percentage  Shares   Percentage  Shares   Percentage
                --------------------                   ------   ----------  -------  ----------  ------   ----------
GE Investment Private Placement Partners II,
   a Limited Partnership
   3003 Summer Street
   Stamford, CT 06905(2)............................. 458,200      41.0    402,399      49.5       49.5      50.0

Warburg, Pincus Ventures, L.P.
   466 Lexington Avenue
   New York, NY 10017(3)............................. 458,200      41.0    402,399      49.5       49.5      50.0

John O'C. Nugent(4)..................................  63,230       5.7      4,950         *         --        --
Craig A. Steinke(5)..................................  40,835       3.7        990         *         --        --
Mark J. Greatrex(5)..................................  27,500       2.5         --        --         --        --
Jonathan F. Rich(5) .................................  21,730       2.0        990         *         --        --
Richard A. Lumpp(5)..................................  10,000         *        990         *         --        --
Andreas T. Hildebrand(2)(6)..........................      --        --         --        --         --        --
Kewsong Lee(3)....................................... 458,200      41.0    402,399      49.5         --        --
Howard H. Newman(3).................................. 458,200      41.0    402,399      49.5         --        --
Donald W. Torey(2)(6)................................      --        --         --        --         --        --
Paul W. Van Orden(6).................................      --        --         --        --         --        --
All directors and executive officers as a
   Group (14 persons)(7)............................. 635,095      56.9    410,913      50.3       49.5      50.0

---------------
* Less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or
     (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person's address is c/o Eagle Family Foods, 220 White Plain Road, Tarrytown, NY 10591. Messrs. Lee and Newman have the same address as Warburg. Messrs. Torey, Hildebrand and Van Orden have the same address as GEI.
(2) Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT's limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.
(3) The sole general partner of Warburg is WP, a New York general partnership. EMW LLC, a New York limited liability company, manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC. WP, as the sole general partner of Warburg, has a 15% interest in the profits of Warburg. Messrs. Lee and Newman, directors of Holdings, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Lee and Newman may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP.
(4) Includes 58,230 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to Mr. Nugent.
(5) Includes 39,835, 20,730, 27,500 and 9,000 shares of restricted stock, subject to certain vesting and for future requirements, issued to each of Messrs. Steinke, Rich, Greatrex and Lumpp.
(6) Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Torey, Hildebrand and Van Orden disclaim beneficial ownership of all such shares owned by GEI and GEIM.
(7) Includes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by Warburg. Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI. Includes 600 shares of Common Stock and 594 shares of Series A Preferred Stock held by an executive officer not identified in the table and 13,000 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to executive officers not identified in the table.

The Holdings Stockholders Agreement

     The relations among the Equity Sponsors and the Management Investors (collectively, the "Investors"), and Holdings are governed by a Stockholders Agreement, dated as of the Acquisition Closing and as amended (the "Holdings Stockholders Agreement"). The following summary of certain provisions of the Holdings Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Holdings Stockholders Agreement.

     Board of Directors. Holdings is managed by a Board of Directors not to exceed nine members, three members of which may be designated by GEI and three members of which may be designated by Warburg. For so long as GEI beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate three directors to the Board of Directors. For so long as GEI beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate two directors to the Board of Directors. For so long as GEI beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate one director to the Board of Directors. For so long as Warburg beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate three directors to the Board of Directors. For so long as Warburg beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate two directors to the Board of Directors. For so long as Warburg beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate one director to the Board of Directors. Mr. Nugent will be entitled to serve as directors for so long as he remains an executive officer of the Company. In addition, as long as the Equity Sponsors in the aggregate beneficially own more than 50% of the Common Stock outstanding on a fully diluted basis, the Equity Sponsors have the right to designate a majority of the directors to the Board of Directors. The Board of Directors will have at least one director who is not an officer or employee of Holdings, the Company, or the Equity Sponsors, appointed by unanimous approval of the Board of Directors. The Holdings Stockholders Agreement provides that the Board of Directors of the Company is identical to that of Holdings.

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

     Restrictions on Transfer of Stock. Securities held by the Management Investors, including any shares of Common Stock or Redeemable Preferred Stock and any options to acquire shares of Common Stock, may only be sold or otherwise transferred with the consent of the Board of Directors of Holdings.

     Tag-Along Rights. The Holdings Stockholders Agreement provides that in the event any Investor chooses to sell or otherwise transfer more than 20% of its shares of Common Stock or Redeemable Preferred Stock to a proposed transferee, the selling Investor must offer to each of the other Investors the right to participate in such sale on a pro rata basis based on ownership of the shares being sold.

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

The Registration Rights Agreement

     Holdings and the Investors entered into a Registration Rights Agreement, dated as of the Acquisition Closing and as amended (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, each of the Equity Sponsors has two demand registration rights for each of its Redeemable Preferred Stock and Common Stock. In addition, the Equity Sponsors have unlimited Form S-3 registration rights and unlimited piggyback rights. The Management Investors also have piggyback registration rights. All expenses related to these registrations (other than underwriting discounts and commissions) will be borne by Holdings. Holdings is required to use its best efforts to effect such registrations, subject to certain conditions and limitations. Holdings has agreed to indemnify the Investors for certain liabilities arising out of such registrations, including liabilities under the Securities Act.

Item 13:   Certain Relationships and Related Transactions

     In connection with the portion of the Equity Contribution to Holdings made by Mr. Lynch and Mr. Nugent, the Company lent an aggregate of $575,000 to Mr. Lynch and $250,000 to Mr. Nugent in exchange for full recourse notes bearing interest at a floating rate, set semi-annually, at The Chase Manhattan Bank's then applicable prime rate, in effect for six month periods, plus 0.5%. Each note matures on the fifth anniversary of the Acquisition Closing and is secured by a pledge in favor of the Company of all of the shares of Common Stock and Series A Preferred Stock owned by such Management Investor. Mr. Lynch, in partial satisfaction of the aforementioned note, made a $200,000 principal and interest payment. Upon Mr. Lynch's resignation from his position as Chairman and Chief Operating Officer and as a member of the Board of Directors of Eagle and Holdings effective as of March 3, 2000, Mr. Lynch repaid all remaining amounts due under the aforementioned note. On April 10, 2000, Holdings purchased a portion of Mr. Lynch's Series A Preferred Stock for a value of $423,000.

     On September 27, 1999, pursuant to a subscription agreement, each of Warburg and GEI purchased (i) 50,000 shares of Common Stock and Warrants to purchase 11,006.5 shares of Common Stock for a cash purchase price of $50,000 and (ii) 49.5 shares of Series B Preferred Stock for a cash purchase price of $4,950,000. The Warrants may be exercised (x) for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and (y) only upon the failure of the Company to achieve certain financial targets for fiscal year 2000. The Company did not meet the financial targets for fiscal year 2000. Therefore, pursuant to the terms of the Warrants, the Warrants expire on September 27, 2004.

     All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

PART IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)Financial Statements of the Company

                                                                                                                Page
                                                                                                                ----
     Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc.

     Report of Independent Accountants.......................................................................     32

     Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the Fifty-Two Week
          Period ended July 1, 2000, the Fifty-Three Week Period ended July 3, 1999 and the One Hundred
          Fifty-Five Day Period ended June 27, 1998..........................................................     33

     Eagle Family Foods, Inc. Balance Sheets as of July 1, 2000 and July 3, 1999.............................     34

     Eagle Family Foods, Inc. Statements of Cash Flows for the Fifty-Two Week Period ended July 1, 2000, the Fifty-Three Week Period ended July 3, 1999 and the One Hundred Fifty-Five Day Period ended
          June 27, 1998......................................................................................     35


     Eagle Family Foods, Inc. Statements of Changes in Stockholder's Equity for the Fifty-Two Week
          Period ended July 1, 2000, the Fifty-Three Week Period ended July 3, 1999 and the One Hundred
          Fifty-Five Day Period ended June 27, 1998..........................................................     36

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss for
          the Fifty-Two Week Period ended July 1, 2000, the Fifty-Three Week Period ended July 3, 1999 and
          the One Hundred Fifty-Five Day Period ended June 27, 1998..........................................     37

     Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of July 1, 2000 and July 3, 1999.......     38

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Two Week
          Period ended July 1, 2000, the Fifty-Three Week Period ended July 3, 1999 and the One Hundred
          Fifty-Five Day Period ended June 27, 1998..........................................................     39

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity
          (Deficit) for the Fifty-Two Week Period ended July 1, 2000, the Fifty-Three Week Period ended
          July 3, 1999 and the One Hundred Fifty-Five Day Period ended June 27, 1998.........................     40

     Notes to the Financial Statements.......................................................................     41

(b)(1) Financial Statements of the Predecessor Company

     Borden Brands North America

     Independent Auditors' Report............................................................................     53

     Combined Statements of Operations of the Predecessor Company for the six months ended December 31,
          1997 (unaudited) and the twenty-three day period ended January 23, 1998 and the year ended
          December 31, 1997..................................................................................     54

     Combined Statements of Cash Flows of the Predecessor Company, for the six months ended December
          31, 1997 (unaudited) and the twenty-three day period ended January 23, 1998 and the year ended
          December 31, 1997..................................................................................     55

     Combined Statements of Owner's Investment of the Predecessor Company, for the twenty-three day
          period ended January 23, 1998 and for the year ended December 31, 1997.............................      56

     Notes to Combined Financial Statements of the Predecessor Company.......................................      57

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

  3.2 Amended Bylaws of Holdings (Incorporated by reference to Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14,
          1999)

  3.3 Restated Certificate of Incorporation, dated November 19, 1997 (Incorporated by reference to Exhibit 3.3 of the S-4)

  3.4 Amended Bylaws of Eagle (Incorporated by reference to Exhibit 3.2 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

  3.5 Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series B Non-Voting Preferred Stock of Eagle Family Foods Holdings, Inc. dated September 24, 1999 (Incorporated by reference to
          Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

  4.1 Credit Agreement, dated January 23, 1998, by and among Holdings, Eagle, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998, as amended by Amendment No. 2, dated November 30, 1998, as amended by Amendment No. 3, dated June 30, 1999, and as amended by Amendment No. 4 dated June 29, 2000.

  4.2 Purchase Agreement, dated January 16, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.1 of the S-4)

  4.3 Indenture, dated January 23, 1998, among Holdings, Eagle and IBJ Schroder Bank & Trust Company (including Specimen Certificates of 8 3/4% Series Senior Subordinated Notes due 2008 and 8 3/4% Series B Senior Subordinated Notes due 2008) (Incorporated by reference to
          Exhibit 4.2 of the S-4)

  4.4 Registration Rights Agreement, dated January 23, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.3 of the S-4)

  4.5 Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.5 of the S-4)

  4.6 Exchange and Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.6 of the S-4)

  4.7 Subscription Rights Agreement, dated as of January 23, 1998, by and among Holdings, GEI and Warburg (Incorporated by reference to Exhibit
          4.7 of the S-4)

  4.8 First Amendment to Registration Rights Agreement, dated September 27, 1999, by and among Holdings and certain investors named therein (Incorporated by reference to Exhibit 4.1 of the 10-Q, filed on October 27, 1999)

  4.9 First Amendment to Stockholders Agreement, dated September 27, 1999, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.2 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

 4.10 Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L. P. (Incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

 10.1     Employment Agreement, dated January 23, 1998, by and between Jonathan
          F. Rich and the Company

 10.2 Master Customer Services Agreement, dated as of January 23, 1998, by and between the Company and Borden Foods Corporation (Incorporated by reference to Exhibit 10.1 of the S-4)

 10.3 License Agreement dated January 23, 1998 by and among BDH Two, Inc., Borden, Inc. and the Company (Incorporated by reference to Exhibit
          10.2 of the S-4)

 10.4 Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC's License Agreement, dated as of September 4, 1997, by and between BFC and Southern Foods Group, L.P. (Incorporated by reference to Exhibit 10.3 of the S-4)

 10.5 License Agreement, dated January 23, 1998, by and between BFC and the Company (Incorporated by reference to Exhibit 10.4 of the S-4)

 10.6 The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)

 10.7 Employment Agreement, dated January 23 1998, by and between John O'C. Nugent and the Company (Incorporated by reference to Exhibit 10.6 of the S-4)

 10.8     Employment Agreement, dated January 23, 1998, by and between William
          A. Lynch and the Company (Incorporated by reference to Exhibit 10.7 of the S-4)

 10.9 Employment Agreement, dated January 23, 1998, by and between Craig A. Steinke and the Company (Incorporated by reference to Exhibit 10.8 of the S-4)

10.10 Employment Agreement, dated January 23, 1998, by and between Tamar K. Bernbaum and the Company (Incorporated by reference to Exhibit 10.9 of the S-4)

10.11     Employment Agreement, dated January 23, 1998, by and between Richard
          A. Lumpp and the Company (Incorporated by reference to Exhibit 10.10 of the S-4)

10.12 Pledge Agreement, dated January 23, 1998, by and between William A. Lynch and the Company (Incorporated by reference to Exhibit 10.11 of the S-4)

10.13 Pledge Agreement, dated January 23, 1998, by and between John O'C. Nugent and the Company (Incorporated by reference to Exhibit 10.12 of the S-4)

10.14     Secured Recourse Promissory Note, dated January 23, 1998, from William
          A. Lynch to the Company (Incorporated by reference to Exhibit 10.13 of the S-4)

10.15 Secured Recourse Promissory Note, dated January 23, 1998, from John O'C. Nugent to the Company (Incorporated by reference to Exhibit 10.14 of the S-4)

10.16 Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000 (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 10, 2000)

12.1      Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges

12.2      Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges

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

                              Eagle Family Foods Holdings, Inc.


                              By:              /s/ John O'C. Nugent
                                  --------------------------------------------
                                            John O'C. Nugent
                                    President and Chief Executive Officer



                              Eagle Family Foods, Inc.


                              By:             /s/ John O'C. Nugent
                                  --------------------------------------------
                                           John O'C. Nugent
                                      President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

            Name                         Title                     Date
            ----                         -----                     ----

       /s/ John O'C. Nugent       President, Chief Executive   September 6, 2000
  -----------------------------     Officer and Director
         John O'C. Nugent           (principal executive
                                     officer)


       /s/ Craig A. Steinke       Chief Financial Officer      September 6, 2000
  -----------------------------   (principal financial and
              Craig A. Steinke     accounting officer)


     /s/ Andreas T. Hildebrand    Director                     September 6, 2000
  -----------------------------
           Andreas T. Hildebrand

              /s/ Kewsong Lee             Director             September 6, 2000
   ------------------------------------
                Kewsong Lee

            /s/ Howard H. Newman          Director             September 6, 2000
   -------------------------------------
              Howard H. Newman

            /s/ Donald W. Torey           Director             September 6, 2000
   --------------------------------------
              Donald W. Torey

           /s/ Paul W. Van Orden          Director             September 6, 2000
   --------------------------------------
             Paul W. Van Orden

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Eagle Family Foods, Inc. and
Eagle Family Foods Holdings, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of cash flows and of stockholder's equity of Eagle Family Foods, Inc. and the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of cash flows and of stockholders' deficit of Eagle Family Foods Holdings, Inc. present fairly, in all material respects, the financial position of Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc. at July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for the fifty-two week period ended July 1, 2000, the fifty-three week period ended July 3, 1999, and the one hundred fifty-five day period ended June 27, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Columbus, Ohio
July 28, 2000

                           EAGLE FAMILY FOODS, INC.
                Statements of Operations and Comprehensive Loss
                            (Dollars in Thousands)

                                                                                                    One Hundred
                                                                Fifty-Two        Fifty-Three        Fifty-Five
                                                               Week Period       Week Period        Day Period
                                                                  Ended             Ended              Ended
                                                              July 1, 2000      July 3, 1999       June 27, 1998
                                                             ---------------   ---------------    ---------------
Net sales.................................................    $      224,733    $      239,730     $       68,183
Cost of goods sold........................................           111,140           111,026             38,376
                                                             ---------------   ---------------    ---------------
   Gross margin...........................................           113,593           128,704             29,807
Distribution expense......................................            14,016            13,420              4,550
Marketing expense.........................................            64,721            75,971             15,048
General and administrative expense........................            13,580            12,406              3,691
Amortization of intangibles...............................            11,156            21,249             11,855
In-process research and development write-off.............                --                --             23,900
Other operating income....................................            (1,212)               --                 --
                                                             ---------------   ---------------    ---------------
   Operating income (loss)................................            11,332             5,658            (29,237)
Interest expense, net.....................................            31,669            27,798             11,453
                                                             ---------------   ---------------    ---------------
   Loss before income taxes...............................           (20,337)          (22,140)           (40,690)
Income tax benefit........................................             8,727             7,655             14,246
                                                             ---------------   ---------------    ---------------
   Net loss...............................................    $      (11,610)   $      (14,485)    $      (26,444)
                                                             ===============   ===============    ===============
Other comprehensive income (loss):
   Foreign translation adjustment.........................              (213)              286                (63)
                                                             ---------------   ---------------    ---------------
   Comprehensive loss.....................................    $      (11,823)   $      (14,199)    $      (26,507)
                                                             ===============   ===============    ===============

   The accompanying notes are an integral part of the financial statements.

                           EAGLE FAMILY FOODS, INC.
                                Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                     July 1, 2000       July 3, 1999
                                                                                     -------------      -------------
                                      Assets
Current assets
   Cash and cash equivalents.....................................................     $      1,197       $        972
   Accounts receivable, net......................................................           15,106             21,825
   Inventories...................................................................           33,780             41,757
   Intercompany receivable.......................................................              423                 --
   Other current assets..........................................................            1,279              5,269
                                                                                     -------------      -------------
     Total current assets........................................................           51,785             69,823

Property and equipment, net......................................................           33,775             33,798
Notes receivable from related parties............................................              308                728
Intangibles, net.................................................................          271,738            282,880
Deferred income taxes............................................................           30,795             22,006
Other non-current assets.........................................................            8,269              8,051
                                                                                     -------------      -------------
Total assets ....................................................................     $    396,670       $    417,286
                                                                                     =============      =============

                       Liabilities and Stockholder's Equity

Current liabilities
   Current portion of long-term debt.............................................     $      1,000       $      1,000
   Accounts payable..............................................................           12,015             16,070
   Other accrued liabilities.....................................................            8,232             12,793
   Accrued interest..............................................................            8,951              8,128
                                                                                     -------------      -------------
     Total current liabilities...................................................           30,198             37,991

Long-term debt...................................................................          326,500            337,500

Commitments and contingencies (Note 13)

Stockholder's equity
   Common stock, $.01 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding......................................................                1                  1
   Additional paid-in capital....................................................           92,500             82,500
   Accumulated deficit...........................................................          (52,539)           (40,929)
   Accumulated translation adjustment............................................               10                223
                                                                                     -------------      -------------
     Total stockholder's equity..................................................           39,972             41,795
                                                                                     -------------      -------------
Total liabilities and stockholder's equity.......................................     $    396,670       $    417,286
                                                                                     =============      =============

   The accompanying notes are an integral part of the financial statements.

                           EAGLE FAMILY FOODS, INC.
                           Statements of Cash Flows
                            (Dollars in Thousands)

                                                                                                   One Hundred
                                                                   Fifty-Two       Fifty-Three      Fifty-Five
                                                                  Week Period      Week Period      Day Period
                                                                     Ended            Ended           Ended
                                                                  July 1, 2000    July 3, 1999    June 27, 1998
                                                                 --------------   -------------   --------------
Cash flows from (used in) operating activities:
   Net loss  .................................................    $     (11,610)   $    (14,485)   $     (26,444)
   Adjustments to reconcile net loss to net cash from (used
   in) operating activities
     Depreciation and amortization............................           18,730          25,571           13,384
     Amortization of deferred financing costs.................            1,823             920              371
     In-process research and development write off............               --              --           23,900
     Deferred taxes...........................................           (8,789)         (7,760)         (14,246)
     Gain on retirement/sale of fixed assets..................              (46)           (239)              --
   Net change in assets and liabilities:
     Accounts receivable......................................            6,719          (9,457)         (12,368)
     Inventories..............................................            7,977          (9,756)         (11,901)
     Accounts payable.........................................           (4,055)          6,405            9,665
     Other assets.............................................            3,439          (5,008)            (210)
     Other liabilities........................................           (3,976)          5,787            9,552
                                                                 --------------   -------------   --------------
   Cash from (used in) operating activities...................           10,212          (8,022)          (8,297)

Cash from (used in) investing activities:
   Capital expenditures.......................................           (7,564)        (13,744)          (2,578)
   Proceeds from the sale of assets...........................               85             641              180
   Repayment of notes and interest receivable.................              473             200               --
   Acquisition costs..........................................               --            (165)          (3,041)
                                                                 --------------   -------------   --------------
   Cash used in investing activities..........................           (7,006)        (13,068)          (5,439)

Cash from (used in) financing activities:
   Borrowings under revolving credit facility.................           65,500          64,500           12,000
   Payment under revolving credit facility....................          (75,500)        (43,000)              --
   Payments under term loan facility..........................           (1,000)         (1,250)            (250)
   Other financing costs......................................           (1,981)             --               --
   Capital contribution.......................................           10,000              --               --
                                                                 --------------   -------------   --------------
   Cash from (used in) financing activities...................           (2,981)         20,250           11,750

Increase (decrease) in cash and cash equivalents..............              225            (840)          (1,986)
Cash and cash equivalents at beginning of period..............              972           1,812            3,798
                                                                 --------------   -------------   --------------
Cash and cash equivalents at end of period....................    $       1,197    $        972    $       1,812
                                                                 ==============   =============   ==============

Supplemental disclosure:
   Interest paid..............................................    $      29,261    $     25,955    $       3,991
                                                                 ==============   =============   ==============

   The accompanying notes are an integral part of the financial statements.

                           EAGLE FAMILY FOODS, INC.
                 Statements of Changes in Stockholder's Equity
        For the One Hundred Fifty-Five Day Period Ended June 27, 1998,
                  Fifty-Three Week Period Ended July 3, 1999
                 and Fifty-Two Week Period Ended July 1, 2000
                            (Dollars in Thousands)

                                                             Additional                      Accumulated
                                                 Common         Paid        Accumulated     Comprehensive
                                                  Stock      in Capital       Deficit           Income            Total
                                                ---------   ------------   -------------   ----------------   -------------
Balance, January 23, 1998....................   $       1   $     82,500   $          --    $            --   $      82,501
Net loss.....................................          --             --         (26,444)                --         (26,444)
Other comprehensive income:
  Accumulated translation adjustment.........          --             --              --                (63)            (63)
                                                ---------   ------------   -------------   ----------------   -------------
Balance, June 27, 1998.......................           1         82,500         (26,444)               (63)         55,994
Net loss.....................................          --             --         (14,485)                --         (14,485)
Other comprehensive income:
  Accumulated translation adjustment.........          --             --              --                286             286
                                                ---------   ------------   -------------   ----------------   -------------
Balance, July 3, 1999........................           1         82,500         (40,929)               223          41,795
Net loss.....................................          --             --         (11,610)                --         (11,610)
Capital contribution.........................          --         10,000              --                 --          10,000
Other comprehensive income:
  Accumulated translation adjustment.........          --             --              --               (213)           (213)
                                                ---------   ------------   -------------   ----------------   -------------
Balance, July 1, 2000........................   $       1   $     92,500   $     (52,539)  $             10   $      39,972
                                                =========   ============   =============   ================   =============

   The accompanying notes are an integral part of the financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
         Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in Thousands)

                                                                                                 One Hundred
                                                              Fifty-Two         Fifty-Three       Fifty-Five
                                                             Week Period        Week Period       Day Period
                                                                Ended              Ended             Ended
                                                             July 1, 2000       July 3, 1999     June 27, 1998
                                                             ------------       ------------     -------------

Net sales..................................................  $    224,733       $    239,730     $      68,183
Cost of goods sold.........................................       111,140            111,026            38,376
                                                             ------------       ------------     -------------
  Gross margin.............................................       113,593            128,704            29,807
Distribution expense.......................................        14,016             13,420             4,550
Marketing expense..........................................        64,721             75,971            15,048
General and administrative expense.........................        13,601             12,436             3,703
Amortization of intangibles................................        11,156             21,249            11,855
In-process research and development write-off..............            --                 --            23,900
Other operating income.....................................        (1,212)                --                --
                                                             ------------       ------------     -------------
  Operating income (loss)..................................        11,311              5,628           (29,249)
Interest expense, net......................................        31,669             27,798            11,453
                                                             ------------       ------------     -------------
  Loss before income taxes.................................       (20,358)           (22,170)          (40,702)
Income tax benefit.........................................         8,727              7,655            14,246
                                                             ------------       ------------     -------------
  Net loss.................................................  $    (11,631)      $    (14,515)    $     (26,456)
                                                             ============       ============     =============
Other comprehensive income (loss)..........................
  Foreign translation adjustment...........................          (213)               286               (63)
                                                             ------------       ------------     -------------
  Comprehensive loss.......................................  $    (11,844)      $    (14,229)    $     (26,519)
                                                             ============       ============     =============


   The accompanying notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                    July 1, 2000     July 3, 1999
                                                                                    ------------     ------------
                                      Assets

Current assets
  Cash and cash equivalents.....................................................    $      1,197     $        972
  Accounts receivable, net......................................................          15,106           21,825
  Inventories...................................................................          33,780           41,757
  Other current assets..........................................................           1,279            5,269
                                                                                    ------------     ------------
    Total current assets........................................................          51,362           69,823

Property and equipment, net.....................................................          33,775           33,798
Intangibles, net................................................................         271,738          282,880
Deferred income taxes...........................................................          30,795           22,006
Other non-current assets........................................................           8,269            8,051
                                                                                    ------------     ------------
Total assets ...................................................................    $    395,939     $    416,558
                                                                                    ============     ============

                     Liabilities and Stockholders' Deficit

Current liabilities
  Current portion of long-term debt.............................................    $      1,000     $      1,000
  Accounts payable..............................................................          12,015           16,070
  Other accrued liabilities.....................................................           8,232           12,793
  Accrued interest..............................................................           8,951            8,128
                                                                                    ------------     ------------
    Total current liabilities...................................................          30,198           37,991

Long-term debt..................................................................         326,500          337,500

Commitments and contingencies (Note 13)

Redeemable preferred stock, 1,000,000 shares authorized:
  Series A preferred stock, $100 stated value, 816,750 shares issued, 813,312
     and 816,750 shares outstanding, respectively, at redemption value..........         103,616           94,023
  Treasury stock, 3,438 and 0 shares, respectively, at cost.....................            (423)              --
  Subscription receivable.......................................................            (305)            (721)
                                                                                    ------------     ------------
                                                                                         102,888           93,302
  Series B preferred stock, $100,000 stated value, 99 shares issued and
     outstanding, at redemption value...........................................          10,667               --
                                                                                    ------------     ------------
     Total redeemable preferred stock...........................................         113,555           93,302

Stockholders' deficit
  Common stock $0.01 par value, 1,200,000 shares authorized, 1,063,559 and
  975,980 issued and outstanding................................................              11               10
  Additional paid-in capital....................................................           1,001              966
  Unearned compensation.........................................................             (24)            (109)
  Accumulated deficit...........................................................         (75,309)         (53,318)
  Subscription receivable.......................................................              (3)              (7)
  Accumulated translation adjustment............................................              10              223
                                                                                    ------------     ------------
     Total stockholders' deficit................................................         (74,314)         (52,235)
                                                                                    ------------     ------------
Total liabilities and stockholders' deficit.....................................    $    395,939     $    416,558
                                                                                    ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                                                      One Hundred
                                                                    Fifty-Two        Fifty-Three       Fifty-Five
                                                                   Week Period       Week Period       Day Period
                                                                      Ended             Ended            Ended
                                                                   July 1, 2000      July 3, 1999    June 27, 1998
                                                                  -------------      ------------    -------------
Cash flows from (used in) operating activities:
  Net loss....................................................    $     (11,631)     $    (14,515)   $     (26,456)
  Adjustments to reconcile net loss to net cash from (used in)
  operating activities
    Depreciation and amortization............................            18,752            25,601           13,396
    Amortization of deferred financing costs................              1,823               920              371
    In-process research and development write off...........                 --                --           23,900
    Deferred taxes...........................................            (8,789)           (7,760)         (14,246)
    Gain on retirement/sale of fixed assets..................               (46)             (239)              --
  Net change in assets and liabilities:
    Accounts receivable......................................             6,719            (9,457)         (12,368)
    Inventories..............................................             7,977            (9,756)         (11,901)
    Accounts payable.........................................            (4,055)            6,404            9,666
    Other assets.............................................             3,861            (5,008)            (211)
    Other liabilities........................................            (3,976)            5,788            9,522
                                                                  -------------      ------------    -------------
  Cash from (used in) operating activities...................            10,635            (8,022)          (8,297)

Cash from (used in) investing activities:
  Capital expenditures.......................................            (7,564)          (13,744)          (2,578)
  Proceeds from sale of assets...............................                85               641              180
  Repayment of subscription and interest receivable..........               473               200               --
  Acquisition costs..........................................                --              (165)          (3,041)
                                                                  -------------      ------------    -------------
  Cash used in investing activities..........................            (7,006)          (13,068)          (5,439)

Cash from (used in) financing activities:
  Borrowings under revolving credit facility.................            65,500            64,500           12,000
  Payment under revolving credit facility....................           (75,500)          (43,000)              --
  Payments under term loan facility..........................            (1,000)           (1,250)            (250)
  Other financing costs......................................            (1,981)               --               --
  Purchase of Series A Preferred Stock.......................              (423)               --               --
  Issuance of Series B Preferred Stock and Common Stock......            10,000                --               --
                                                                  -------------      ------------    -------------
  Cash from (used in) financing activities...................            (3,404)           20,250           11,750

Increase (decrease) in cash and cash equivalents..............              225              (840)          (1,986)
Cash and cash equivalents at beginning of period..............              972             1,812            3,798
                                                                  -------------      ------------    -------------
Cash and cash equivalents at end of period....................    $       1,197      $        972    $       1,812
                                                                  =============      ============    =============

Supplemental disclosure:
  Interest paid..............................................     $      29,261      $     25,955    $       3,991
                                                                  =============      ============    =============
  Non-cash financing activities include dividends accrued on
   Redeemable Preferred Stock................................     $      10,360      $      8,878    $       3,469
                                                                  =============      ============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
        For the One Hundred Fifty-Five Day Period Ended June 27, 1998,
                  Fifty-Three Week Period Ended July 3, 1999
                 and Fifty-Two Week Period Ended July 1, 2000
                            (Dollars in Thousands)

                                       Additional                                            Accumulated
                              Common      Paid       Unearned    Accumulated  Subscription   Translation
                              Stock    In Capital  Compensation    Deficit     Receivable    Adjustment       Total
                              -----    ---------   ------------    -------     ----------    ----------    --------
Balance, January 23, 1998...  $  10      $   962   $       (147)  $     --    $        (8)   $       --    $    817
Net loss....................     --           --             --    (26,456)            --            --     (26,456)
Preferred stock dividend....     --           --             --     (3,469)            --            --      (3,469)
Amortization of unearned
 compensation...............     --           --             12         --             --            --          12
Other comprehensive income
 Accumulated translation
 adjustment.................     --           --             --         --             --           (63)        (63)
                              -----      -------   ------------   --------     ----------    ----------    --------
Balance, June 27, 1998......     10          962           (135)   (29,925)            (8)          (63)    (29,159)
Net loss....................     --           --             --    (14,515)            --            --     (14,515)
Preferred stock dividend....     --           --             --     (8,878)            --            --      (8,878)
Subscription receivable:
 Interest Income............     --           --             --         --             (1)           --          (1)
Payment on subscription
 receivable.................     --           --             --         --              2            --           2
Grant and issue of
 restricted common stock,
 net of termination.........     --            4             (4)        --             --            --          --
Amortization of unearned
 compensation...............     --           --             30         --             --            --          30
Other comprehensive loss:
Foreign translation
 adjustment.................     --           --             --         --             --           286         286
                              -----      -------   ------------   --------     ----------    ----------    --------
Balance, July 3, 1999.......     10          966           (109)   (53,318)            (7)          223     (52,235)
Net loss....................     --           --             --    (11,631)            --            --     (11,631)
Preferred stock dividend....     --           --             --    (10,360)            --            --     (10,360)
Subscription receivable:
 Interest Income............     --           --             --         --             (5)           --          (5)
Infusion of capital.........      1           99             --         --             --            --         100
Cancellation of restricted
common stock grants.........     --          (64)            64         --             --            --          --
Payment on subscription
 receivable.................     --           --             --         --              9            --           9
Amortization of unearned
 compensation...............     --           --             21         --             --            --          21
Other comprehensive loss:
Foreign translation
 adjustment.................     --           --             --         --             --          (213)       (213)
                              -----      -------   ------------   --------    -----------    ----------    --------
Balance, July 1, 2000.......  $  11      $ 1,001   $        (24)  $(75,309)   $        (3)   $       10    $(74,314)
                              =====      =======   ============   ========    ===========    ==========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements

1. Basis of Presentation:

     The accompanying financial statements as of July 1, 2000 and July 3, 1999 and for the fifty-two week period ended July 1, 2000, fifty-three week period ended July 3, 1999 and one hundred fifty-five day period ended June 27, 1998 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("Eagle" or the "Company") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the "Company", unless the context indicates otherwise. All significant Intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation. The Company's and Holdings' fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends.

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

     Eagle operates in a single segment which manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands, primarily in the United States with limited sales and manufacturing in Canada. The Company's portfolio of products includes Eagle Brand sweetened condensed milk, ReaLemon and ReaLime lemon and lime juice from concentrate, None Such mincemeat pie filling, Cremora powdered non-dairy creamer, Kava acid-neutralized coffee and Borden eggnog.

2. Summary of Significant Accounting Policies:

   Revenue Recognition

     Revenues are recognized when products are shipped. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized.

   Research and Development

     Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $1,718,000, $2,208,000 and $845,000 for the periods ended July 1, 2000, July 3, 1999 and June 27, 1998.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

     Advertising and Promotion

     Production costs of future media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. All other advertising and promotion costs are expensed when incurred. Advertising and promotional expenses were $49,002,000, $59,953,000 and $9,679,000 for the periods ended July 1, 2000, July 3, 1999 and June 27, 1998, respectively.

   Cash and Cash Equivalents

     The Company considers all liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents.

   Inventories

     Inventories are stated at the lower of cost or market, with cost of goods sold principally being determined using the first-in, first-out method.

   Slotting Allowance

     The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months.

   Property and Equipment

     Property and equipment is stated at cost. Depreciation of property and equipment is calculated for financial reporting purposes on a straight-line method using estimated service lives ranging principally from 8-20 years for buildings and improvements and 3-10 years for other property and equipment. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments which extend service lives are capitalized.

   Capitalized Software Development Costs

     Certain external costs and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. At July 1, 2000 and July 3, 1999, capitalized software costs, net of accumulated amortization, amounted to $6,489,000 and $7,624,000, respectively.

   Intangibles

     Intangibles are stated at cost and are being amortized on a straight-line basis over their estimated useful lives. Goodwill represents the excess of purchase price over fair value of identifiable assets and liabilities acquired.

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

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

   Other Non-current Assets

     Other non-current assets at July 1, 2000 and July 3, 1999 consisted primarily of net deferred financing costs amounting to approximately $8,157,000 and $7,999,000, respectively. Such costs are amortized over the term of the related debt using the interest method.

   Start up Costs

     Costs for start up activities are expensed as incurred.

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

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against dramatic milk price increases. The value of futures contracts is recorded to cost of production in the month the

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

future contract expires and cash settlement occurs. The Company does not enter into commodity futures contracts for speculative purposes. At July 1, 2000, the Company had no outstanding milk futures contracts.

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

   Recently Issued Accounting Statements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. The Company has adopted this standard in the first quarter of the fiscal year ending June 30, 2001.

     On May 11, 2000, the FASB Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives (Issue 00-14). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The pronouncement will be adopted during the fourth quarter of the fiscal year ending June 30, 2001.

3. Inventories:

     Inventories are stated at lower of cost or market and at July 1, 2000 and July 3, 1999 consisted of the following (in thousands):

                                              July 1, 2000  July 3, 1999
                                              ------------  ------------
          Finished goods...................   $     30,811  $     36,886
          Raw material.....................          2,969         4,871
                                              ------------  ------------
            Total inventories..............   $     33,780  $     41,757
                                              ============  ============

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

4. Property and Equipment:

     Property and equipment is recorded at cost and at July 1, 2000 and July 3, 1999 consisted of the following (in thousands):

                                                  July 1, 2000    July 3, 1999
                                                  ------------    ------------
       Land....................................   $        470    $        470
       Buildings and improvements..............          7,393           6,653
       Machinery and equipment.................         22,495          19,907
       Computers...............................         11,375          10,531
       Construction in progress................          4,280           1,913
                                                  ------------    ------------
         Total property and equipment..........         46,013          39,474
       Accumulated depreciation................        (12,238)         (5,676)
                                                  ------------    ------------
         Net property and equipment............   $     33,775    $     33,798
                                                  ============    ============

5. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                           Estimated Useful
                                             July 1, 2000   July 3, 1999         Lives
                                             ------------   ------------   ----------------
       Tradenames...........................  $   141,000   $    141,000       40 years
       Goodwill.............................      136,664        136,664       40 years
       Covenant not to compete..............       21,000         21,000        5 years
       Master customer services agreement...           --         17,300        1 year
                                              -----------   ------------
         Total intangible assets............      298,664        315,964
       Accumulated amortization.............      (26,926)       (33,084)
                                              -----------   ------------
         Net intangible assets..............  $   271,738   $    282,880
                                              ===========   ============

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

     At the time of Acquisition, the Company allocated $23.9 million of purchase price to acquired in-process research and development reflecting the fair market value of certain products in development. These products had not reached technological feasibility and had no alternative future use. Concurrent with the acquisition on January 23, 1998, the Company recorded a non-recurring pre-tax charge of $23.9 million to write-off the aforementioned acquired in-process research and development.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

6. Debt Obligations:

     Debt obligations consisted of the following (in thousands):

                                                                         July 1, 2000    July 3, 1999
                                                                         ------------    ------------
         Term loan facility due December 31, 2005...................     $    172,500    $    173,500
         Senior subordinated notes due January 15, 2008.............          115,000         115,000
         Revolving credit facility due December 31, 2004............           40,000          50,000
                                                                         ------------    ------------
           Total debt obligations...................................          327,500         338,500
         Less: Current portion of long-term debt....................           (1,000)         (1,000)
                                                                         ------------    ------------
           Long-term debt obligations...............................     $    326,500    $    337,500
                                                                         ============    ============

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

     The Company amended its Senior Credit Facilities effective as of June 29, 2000. The Senior Credit Facilities contain financial covenants which require the Company to meet certain financial tests including debt coverage, interest expense coverage and capital expenditure requirements. The debt coverage and interest expense coverage requirements were amended for the four quarters ending July 1, 2000 and for each of the four quarters thereafter through June 29, 2002, and have taken into consideration the Company's reduced operating performance for fiscal year 2000. The capital expenditure covenant was amended to allow for carryover of a certain amount of fiscal year 2000 unused capital expenditure into fiscal year 2001. The Senior Credit Facilities also contain covenants including limitations on additional indebtedness, liens, asset sales, capital expenditures, sale and leaseback transactions, dividends, loans and investments, modification of material agreements, transactions with affiliates, acquisitions, mergers and consolidations and prepayment of subordinated indebtedness. The Senior Credit Facilities agreement provides that neither Holdings or Eagle will, nor will they permit any subsidiary of Eagle to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, as defined, except primarily (i) Holdings may declare and pay dividends with respect to its capital stock payable solely in additional shares of its capital stock (other than redeemable preferred stock) and (ii) subsidiaries of Eagle may declare and pay dividends ratably with respect to their capital stock. The Senior Credit Facilities agreement also requires the Company to pledge assets acquired after the acquisition closing, including stock of after-acquired or formed subsidiaries, to deliver guarantees by wholly owned domestic subsidiaries and to maintain insurance. The Senior Credit Facilities contain customary events of default, including certain changes of control of the Company.

     The interest pricing table that is used to determine the Company's interest rate was replaced. The Company had been paying interest at LIBOR plus 3.5% on the Term Loan Facility and LIBOR plus 3.25% on the Revolving Credit Facility. Based on the Company's current leverage ratio and the newly amended agreement, the interest rate will now be at LIBOR plus 3.75% on the Term Loan Facility and LIBOR plus 3.50% on the Revolving Credit Facility. These rates are subject to performance step downs based on the Company's leverage ratio, with the lowest leverage ratio category set at LIBOR plus 3.25% for the Term Loan Facility and LIBOR plus 3.00% for the Revolving Credit Facility.

     The obligations of Eagle under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of the Company and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of the Company and its future domestic subsidiaries. The fair market value of the senior credit facilities at July 1, 2000 approximates the carrying value.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 2.50% to 3.75%. These swap agreements commenced on July 23, 1998 and fix the LIBOR rate at 5.955% on $75 million and 5.905% on $25 million of the $175 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The fair value of the interest rate swaps at July 1, 2000 and July 3, 1999 totaled approximately $2,003,000 and $299,000, respectively.

   Senior Subordinated Notes

     Eagle issued $115 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112 million net of underwriting discount. The Notes are due January 15, 2008 and bear interest of 8 3/4% per annum payable on January 15 and July 15, commencing July 15, 1998.

     The Notes are unconditionally guaranteed by Holdings (the "Parent Guarantee") and by each future Domestic Subsidiary of the Company (each, a "Domestic Subsidiary Guarantee" and, collectively, the "Domestic Subsidiary Guarantees") and the Company will cause each such future Domestic Subsidiary of the Company to enter into a supplemental indenture providing for such Domestic Subsidiary to guarantee payment of the Notes as required in the indenture. The Company currently has no domestic subsidiaries and therefore none which guarantee the Notes. The Parent Guarantee and the Domestic Subsidiary Guarantees are joint and several as well as full and unconditional. The Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes include certain covenants including limitations on indebtedness, dividends and other payment restrictions affecting subsidiaries, subordinated liens, sale and leaseback transactions, sale or issuance of capital stock of subsidiaries, merger, consolidation or sale of assets, transactions with affiliates and layering debt. The indenture provides that the Company will not, and will not permit any of its subsidiaries, directly or indirectly, to declare or pay any dividend or make any distribution on or in respect of its capital stock except dividends or distributions payable solely in its capital stock (other than redeemable stock) and except dividends or distributions payable solely to the Company or any wholly-owned subsidiary of the Company. Furthermore, Holdings' ability to obtain funds from its subsidiaries is restricted by the Notes because (i) Holdings may not hold assets other than Company capital stock and other minimal assets related to the business of holding such stock and (ii) Holdings may not incur any additional liabilities other than in the ordinary course of business. The fair market value of the senior subordinated notes was approximately $69.0 million and $100.0 million at July 1, 2000 and July 3, 1999, respectively.

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

     Annual principal payments for the next five fiscal years and thereafter consisted of the following (in thousands):

          2001.............................. $     1,000
          2002..............................         750
          2003..............................       3,250
          2004..............................      27,500
          2005..............................     120,000
          Thereafter........................     175,000
                                              ----------
                                             $   327,500
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

     A comparative analysis of the Company's provision (benefit) for income taxes consisted of the following (in thousands):

           Deferred tax provision (benefit):                         July 1, 2000    July 3, 1999     June 27, 1998
           --------------------------------                          ------------    ------------     -------------
                                                                    $
           Federal .............................................           (6,229)  $      (7,655)   $      (14,246)
           State   .............................................           (2,498)             --                --
                                                                     ------------    ------------     -------------

                                                                    $      (8,727)  $      (7,655)   $      (14,246)
                                                                     ============    ============     =============

     At July 1, 2000, the Company had $83.2 million of accumulated net operating losses for financial statement purposes and $69.9 million of accumulated net operating loss carryforwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2018. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the benefit of these carryforwards as a noncurrent deferred tax asset. During the period ended July 1, 2000, the Company revised its previous estimates for state net operating loss carryforwards and recorded an accumulated tax benefit for state net operating loss carryforwards of $1.7 million. The Company's net operating loss carryforwards for foreign purposes are not material.

     Reconciliations of the differences between income taxes computed at Federal statutory rates and the consolidated provision (benefit) for income taxes are as follows (in thousands):

                                                                     July 1, 2000    July 3, 1999     June 27, 1998
                                                                     ------------    ------------     -------------
           Income tax provision (benefit) computed at the          $
             Federal statutory tax rate.........................           (7,125)  $      (7,655)   $      (14,246)
           State tax provision (benefit), net of Federal
             tax benefits.......................................           (1,602)             --                --
                                                                     ------------    ------------     -------------
                                                                   $       (8,727)  $      (7,655)   $      (14,246)
                                                                     ============    ============     =============

     Deferred tax assets and liabilities consisted of the following (in thousands):

                                                                     July 1, 2000    July 3, 1999     June 27, 1998
                                                                     ------------    ------------     -------------
           Net operating loss carryforward......................   $       25,855   $      15,610    $        4,209
           Intangible assets....................................            3,108           7,002             9,066
           Property, plant and equipment........................           (1,677)         (2,979)              117
           All other assets.....................................            3,813           3,608             1,259
           All other liabilities................................             (304)         (1,235)             (405)
                                                                     ------------    ------------     -------------
             Net deferred tax asset.............................   $       30,795   $      22,006    $       14,246
                                                                     ============    ============     =============

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

8. Discontinued Product Line

     In May 2000, the Company committed to a plan to exit the retail ReaLemonade market as a result of disappointing sales results. The Company plans to exit this market and complete the plan during the fiscal year ending June 30, 2001. Costs incurred related to the plan totaled approximately $1,095,000, and was related to unfulfilled purchase commitments, impaired assets and other contractual obligations. Cash requirements of the plan are estimated to be approximately $630,000.

9. Supplemental Information

     Other accrued liabilities consisted of the following (in thousands):

                                                                       July 1, 2000     July 3, 1999
                                                                       ------------     ------------
      Other accrued liabilities:
           Customer allowances..................................     $        2,142   $        5,608
           Coupon accrual.......................................              2,399            4,281
           Broker commissions...................................              1,205            1,025
           Compensation and related accruals....................              1,653              660
           Other................................................                833            1,219
                                                                       ------------     ------------
             Total other accrued liabilities....................     $        8,232    $      12,793
                                                                       ============     ============

10. Redeemable Preferred Stock

     On September 24, 1999, 99 shares of Series B Non-Voting Preferred Stock (the "Series B Preferred Stock") were issued by Holdings at a stated value of $100,000 per share (the "Series B Stated Value"), and on January 23, 1998, 816,750 shares of Series A Non-Voting Preferred Stock (the "Series A Preferred Stock" and together with the Series B Preferred Stock, the "Preferred Stock") were issued by Holdings at a stated value of $100 per share (the "Series A Stated Value", and together with the Series B Stated Value, the "Stated Value")

     Together, the Preferred Stock ranks as to dividends and on liquidation on parity. The Preferred Stock provides for preferential cumulative dividends at the rate of 10% per share per annum of the Stated Value for each series of Preferred Stock. Dividends are payable as declared by the Holdings Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the "Common Stock"). In the event of liquidation, dissolution or winding up, the holders of shares of Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Preferred Stock. Holders of Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Preferred Stock is required to amend, alter or repeal the preferences, special rights or other powers of the Preferred Stock. The Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value for each series of Preferred Stock plus all dividends accrued and unpaid thereon up (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings' outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

     Cumulative accrued dividends totaled $22,707,000 and $12,347,000 at July 1, 2000 and July 3, 1999, respectively. They are classified with Redeemable Preferred Stock in the consolidated balance sheet of Holdings.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


11. Stockholders and Registration Rights Agreements

     The Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and the stockholders named therein (the "Stockholders Agreement") and the Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and the investors named therein (the "Registration Rights Agreement") were each amended as of September 27, 1999, to reflect a Subscription Agreement with GE Investment Private Placement Partners II, a Limited Partnership ("GEI") and Warburg, Pincus Ventures, L.P. ("Warburg") (as described in Note 12) for the offer and sale of a total of 99 shares of Series B Preferred Stock and a total of 100,000 shares of Common Stock with accompanying warrants to purchase a total of 22,013 shares of Common Stock (the "Warrants") (collectively, the "Offered Securities"). As a result of such amendments, all covenants and agreements set forth in the initial Stockholders Agreement and Registration Rights Agreement will apply to the newly issued Series B Preferred Stock, Common Stock and Common Stock issuable upon exercise of the Warrants.

12. Stock Subscription Agreement

     On September 27, 1999, GEI and Warburg subscribed to purchase a total of 99 shares of Series B Preferred Stock at $100,000 per share and a total of 100,000 shares of Common Stock at $1 per share with accompanying Warrants to purchase up to 22,013 additional shares of Common Stock. The Warrants may be exercised for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and only upon failure of the Company to achieve certain financial targets for the fiscal year ended July 1, 2000. The Warrants would have automatically terminated if the Company had achieved certain financial targets for fiscal year ended July 1, 2000. The Company did not meet the financial targets for fiscal year ended July 1, 2000. Therefore, pursuant to the terms of the Warrants, the Warrants expire on September 27, 2004. Holdings received $10.0 million in exchange for the Offered Securities. In connection with the issuance of the Offered Securities, Holdings made a $10.0 million capital contribution to Eagle.

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

     During the third quarter of fiscal 1999, one officer, in partial satisfaction, made a $200,000 principal and interest payment. Upon resignation of said officer from various positions within Eagle and Holdings effective March 3, 2000, all remaining amounts were satisfied.

     On April 10, 2000, in connection with said resignation above, Holdings purchased into treasury 3,438 shares of said officer's Series A Preferred Stock for a value of $423,000.

13. Commitments and Contingencies

     Commitments. The Company has entered into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, are approximately $12.2 million and $6.9 million at July 1, 2000 and July 3, 1999, respectively.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

     The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally provide that the Company pays taxes, insurance and maintenance expenses related to the leased assets. Rent expense for the periods ended July 1, 2000, July 3, 1999 and June 27, 1998 totaled $888,000, $693,000 and $229,000, respectively.

     At July 1, 2000, future minimum lease payments were as follows (in thousands):

                                2001...............................  $   875
                                2002...............................      849
                                2003...............................      712
                                2004...............................      346
                                2005...............................       29
                                                                     -------
                                Total minimum lease payments         $ 2,811
                                                                     =======

     Employment Agreements. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries and bonuses and include non-compete and non-solicitation provisions.

14. Stock Options and Restricted Stock

     On January 14, 1998, Holdings' Board of Directors adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options, non-qualified stock options, and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Board of Directors. A total of 206,150 shares of common stock, as amended on January 5, 2000, may be awarded under the Plan, subject to certain adjustments reflecting changes in Holdings' capitalization.

     Grants of options and the periods during which such options can be exercised, and grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of a committee. As of July 1, 2000, the committee has not granted any stock options.

     The committee has granted and issued shares of restricted stock to Holdings' officers and other key employees. Holders of the restricted stock are not entitled to (i) receive dividends until such shares vest or (ii) vote their respective shares during the restricted period. The restricted stock vests in installments of 20% per year on each of the first five anniversaries of the issue date, provided that the recipient is employed by Holdings as of each such date. Additionally, the sale, transfer, pledge, exchange or disposal of restricted shares during the restricted period is not permitted except as otherwise allowed by the Holdings Stockholders Agreement.

     A summary of restricted stock transactions for the fiscal years 1999 and 2000 is as follows:


                                                                   Fair Market
                                                      Shares of       Value
                                                      Restricted   at Issuance
                                                        Stock         Date
                                                      ----------   -----------
     Outstanding at June 28, 1998...................     146,839   $   146,839
        Granted.....................................       5,100         5,100
        Cancelled...................................        (959)         (959)
                                                      ----------   -----------
     Outstanding at July 3, 1999....................     150,980       150,980
        Granted.....................................      52,500           525
        Cancelled...................................     (64,921)      (64,921)
                                                      ----------   -----------
     Outstanding at July 1, 2000....................     138,559   $    86,584
                                                      ==========   ===========

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

     Unearned compensation is charged for the fair value of the restricted shares granted and issued in accordance with the Plan. The unearned compensation is shown as a reduction of stockholders' equity (deficit) in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

15. Retirement Plan

     The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees' annual compensation. The costs of this plan were $476,000, $441,000 and $178,000 for the periods ended July 1, 2000, July 3,
1999 and June 27, 1998, respectively.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Shareholders of
Borden Foods Corporation

     We have audited the accompanying combined statements of operations, owner's investment and cash flows, of Borden Brands North America ("BBNA"), which comprises certain operating businesses of Borden Foods Corporation and affiliates, for the twenty-three day period ended January 23, 1998 and the year ended December 31, 1997. These financial statements are the responsibility of Borden Food's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the combined results of BBNA's operations and their combined cash flows for the twenty-three day period ended January 23, 1998 and the year ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

May 22, 1998
Columbus, Ohio

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
                       Combined Statements of Operations
                  For the Six Months Ended December 31, 1997,
          For the Twenty-Three Day Period Ended January 23, 1998 and
                     For the Year Ended December 31, 1997


                                                       Twenty-Three
                                         Six Months     Day Period
                                           Ended           Ended     Year Ended
                                         December 31,   January 23,  December 31
                                            1997           1998          1997
                                         -----------   ------------  -----------
                                          (Unaudited)
                                                      (In thousands)

Net sales.............................   $   153,869   $      7,693  $   229,370
Cost of goods sold....................        70,640          5,154      107,674
                                         -----------   ------------   ----------
   Gross margin.......................        83,229          2,539      121,696
Distribution expense..................         8,185            303       13,464
Marketing expense.....................        37,444          2,095       55,074
General & administrative expense......         6,736          1,010       13,184
                                         -----------   ------------   ----------
   Operating income (loss)........... .       30,864           (869)      39,974
Other income......................... .           56             --           79
                                         -----------   ------------   ----------
   Income (loss) before income taxes. .       30,920           (869)      40,053
Income tax expense (benefit)......... .       12,356           (287)      16,236
                                         -----------   ------------   ----------
   Net income (loss)................. .  $    18,564   $       (582) $    23,817
                                         ===========   ============   ==========

                   See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
                       Combined Statements of Cash Flows
                  For the Six Months Ended December 31, 1997,
          For the Twenty-three Day Period Ended January 23, 1998 and
                     For the Year Ended December 31, 1997

                                                                    Twenty-
                                                    Six Months     Three Day
                                                      Ended      Period Ended        Year Ended
                                                   December 31,   January 23,        December 31,
                                                       1997          1998               1997
                                                   -----------   -------------     ---------------
                                                    (Unaudited)
                                                                 (In thousands)
Cash Flows From (Used In) Operating Activities
Net income (loss)...............................   $    18,564   $       (582)       $    23,817
Adjustments to reconcile net income to net cash
from operating activities
   Depreciation and amortization................         3,148            512              6,174
   Loss on sale of fixed assets.................           312                               312
Net change in assets and liabilities
   Accounts receivable..........................        (2,164)         6,630              3,091
   Inventories..................................        24,329            610             (2,581)
   Accounts payable.............................           680         (3,282)              (456)
   Other assets.................................          (260)           183                 30
   Other liabilities............................         4,697         (2,350)               509
                                                   -----------   ------------        -----------
Cash flows from operating activities............        49,306          1,721             30,896
Cash Flows Used In Investing Activities
   Capital expenditures.........................        (1,789)           (87)            (3,154)
Cash Flows Used In Financing Activities
   Net decrease in intercompany investment......       (47,515)        (1,616)           (27,769)
                                                   -----------   ------------        -----------
(Decrease) increase in cash.....................             2             18                (27)
Cash at beginning of period.....................             4              6                 33
                                                   -----------   ------------        -----------
Cash at end of period...........................   $         6   $         24        $         6
                                                   ===========   ============        ===========

                   See Notes to Combined Financial Statements

                          BORDEN BRANDS NORTH AMERICA
                             (Predecessor Company)
                   Combined Statements of Owner's Investment
            For the Twenty-three Day Period Ended January 23, 1998
                   And for the Year Ended December 31, 1997

                                                              Retained      Intercompany
                                                              Earnings       Investment         Total
                                                              ---------     ------------     ----------
Balance, December 31, 1996.........................           $  34,735     $     87,355     $  122,090
Net income.........................................              23,817                          23,817
Cash collected on behalf of BBNA...................                             (232,052)      (232,052)
Cash disbursed on behalf of BBNA...................                              204,585        204,585
Translation adjustments and other..................                                 (302)          (302)
                                                              ---------     ------------     ----------
Balance, December 31, 1997.........................              58,552           59,586        118,138
Net loss...........................................                (582)                           (582)
Cash collected on behalf of BBNA...................                              (14,164)       (14,164)
Cash disbursed on behalf of BBNA...................                               12,550         12,550
Translation adjustments and other..................                                   (2)            (2)
                                                              ---------     ------------     ----------
Balance, January 23, 1998..........................           $  57,970     $     57,970     $  115,940
                                                              =========     ============     ==========

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

     In March 1997, BFC announced its intention to sell certain businesses from its current portfolio, which were considered not to be aligned with their ongoing strategy. Among these businesses were the BBNA business, FunCheese and the Puerto Rican distribution business. Subsequent to December 31, 1997, BBNA was purchased by Eagle Family Foods, Inc., a newly formed entity sponsored by GE Investment Private Placement Partners II, a Limited Partnership, and Warburg, Pincus Ventures, L.P.

     BBNA operates as a business unit of BFC, which is an affiliate of Borden. Under this structure, BFC incurs various administrative costs in connection with the operation of the BBNA business, such as accounting, legal, tax, credit and information services departments and executive management. In addition, BBNA utilizes shared sales and administrative resources with other BFC business units. These costs were allocated to BBNA through intercompany expense charges and the intercompany liability is accumulated in the owner's investment account.

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

     Research and Development. Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $104 and $1,781 for the twenty-three day period ended January 23, 1998 and for the year ended December 31, 1997, respectively.

     Advertising and Promotion Expense. Production costs of future media advertising are deferred until the advertising first occurs. All other advertising costs are expensed when incurred. Promotional expenses are generally expensed ratably over the year in relation to revenues or other performance measures. Advertising and promotional expenses were $1,389 and $28,245 for the twenty-three day period ended January 23, 1998 and year ended December 31, 1997, respectively.

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

     Group and General Insurance Reserve. BFC is generally self-insured for losses relating to workers' compensation, health and welfare claims, physical damage to property, business interruption and comprehensive general, product and vehicle liability. BFC or Borden maintains insurance policies for certain items exceeding deductible limits. Losses are accrued for the estimated aggregate liability for claims using certain actuarial assumptions followed in the insurance industry and BFC's experience.

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

     The following table summarizes the charges for these costs to BBNA in 1998 and 1997:

                                                                       Twenty-Three
                                                                        Day Period          Year
                                                                          Ended            Ended
                                                                        January 23,      December 31,
                                                                          1998              1997
                                                                       -----------       -----------
               Pension and other employee benefits.................        $ 44             $ 524
               Group and general insurance.........................         193             2,314
               Corporate information services......................         265             3,201
               Shared sales force..................................         196             5,011
               Executive compensation, corporate staff, research
                  department services and division overhead........         619             8,385


     Of the total amounts in 1998 and 1997, $220 and $2,761, respectively, was included in cost of goods sold and $412 and $7,890, respectively, was included in marketing expense, while the majority of the remaining amount was included in general and administrative expense.

     BFC manages disbursements and the net cash position. Accordingly, both cash generated and required by BBNA's operations are recorded in owner's investment for such periods. An allocation of interest was not practical because Borden and BFC had not historically identified a capital structure comprised of separate elements of debt and equity applicable to BBNA as a separate entity.

     BBNA had sales to affiliates of KKR of $204 and $6,678 for the twenty-three day period ended January 23, 1998 and the year ended December 31,1997, respectively.

                           BORDEN BRANDS NORTH AMERICA
                              (Predecessor Company)
                     Notes to Combined Financial Statements
                             (Dollars in thousands)


3. Leases

     BBNA currently leases warehouse space, production facilities and vehicles under long-term or month-to-month arrangements. Rental expense amounted to $10 and $110 for the twenty-three day period ended January 23, 1998 and the year December 31, 1997, respectively.

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

     Income tax expense (benefit) is comprised of the following:

                                                                        Twenty-Three
                                                                         Day Period
                                                                           Ended           Year Ended
                                                                         January 23,       December 31,
                                                                            1998              1997
                                                                      --------------      ------------
                         Current:
                              Federal..............                   $          (79)     $     13,891
                              State and local......                              (28)            2,551
                              Foreign..............                               27               523
                                                                      --------------      ------------
                                                                                 (80)           16,965
                         Deferred:
                              Federal..............                             (185)             (656)
                              State and local......                              (22)              (73)
                                                                      --------------      ------------
                                                                                (207)             (729)
                                                                      --------------      ------------
                         Total Current and Deferred                   $         (287)     $     16,236
                                                                      ==============      ============

     The following table reconciles the maximum statutory U.S. Federal income tax rate multiplied by BBNA's income (loss) before taxes to the recorded income tax benefit:

                                                                              Twenty-Three
                                                                               Day Period
                                                                                 Ended         Year Ended
                                                                              January 23,      December 31,
                                                                                  1998             1997
                                                                           ----------------   --------------
                       U.S. Federal income tax (benefit) at 35%.......     $           (304)  $       14,019
                       State income tax, net of Federal benefit.......                  (32)           1,610
                       Foreign rate differentials.....................                    2               41
                       Goodwill amortization and other
                          nondeductible expenses......................                   47              566
                                                                           ----------------   --------------
                       Provision (credit) for income taxes............     $           (287)  $       16,236
                                                                           ================   ==============

                           BORDEN BRANDS NORTH AMERICA
                              (Predecessor Company)
                     Notes to Combined Financial Statements
                            (Dollars in thousands)

     Domestic and foreign components of income (loss) before taxes are as follows:


                                   Twenty-Three
                                    Day Period
                                      Ended         Year Ended
                                   January 23,      December 31,
                                      1998            1997
                                   ------------     -----------
           Domestic............    $       (938)    $    38,676
           Foreign.............              69           1,377
                                   ------------     -----------
                                   $       (869)    $    40,053
                                   ============     ===========

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

     The rates used to determine pension expense for the plan shared with other Borden affiliates were as follows:


                                                              December 31,
                                                                 1997
                                                              -----------
     Discount rate.........................................      7.5%
     Rate of increase in future compensation levels........      4.5%
     Expected long-term rate of return on plan assets......      8.5%


     Eligible salaried and hourly non-bargaining employees may contribute up to 5% of their pay to Borden sponsored retirement savings plans (7% for certain longer service salaried employees), which was matched 50% by Borden in 1998 and 1997.

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

     A portion of Borden's expense for postemployment and postretirement benefits was allocated annually to BBNA (see Note 2). The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 was 7.3%.

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

     During 1996, Foods Holdings sold 1,080,000 Class A units to certain management employees of BFC under this Unit Incentive Plan. The units are generally restricted as to transfer and allow for Foods Holdings, at its discretion, to repurchase the units, upon certain conditions including termination of the unitholders' employment prior to full vesting after five years. In 1997, Foods Holdings sold an additional 20,000 Class A units to management, none of which were sold to BBNA employees, and repurchased 81,000 Class A units from management, of which 10,000 units were repurchased from BBNA employees. There was no compensation expense attributable to the units since the repurchase price was equal to or less than the sales price to employees. Class A units outstanding at December 31, 1997 was 1,019,000, of which 65,000 were held by BBNA employees at December 31, 1997.

     Although no options have been issued under the Unit Incentive Plan, BFC has issued UAR's to unitholders. The UAR entitles the holder to receive an amount in cash equal to the excess of the market price (as defined in the UAR agreement) of the Class A unit over the exercise price of the UAR. The UAR's vest ratably over five years and expire upon certain events, including termination of the unitholders' employment, but in no case to exceed ten years. Four UAR's were issued for each unit purchased: one UAR with an exercise price of $10 per unit and three UAR's with an exercise price of $20 per unit. At December 31, 1997, there were 1,019,000 UAR's outstanding with an exercise price of $10 and 3,057,000 UAR's outstanding with an exercise price of $20. For 1997, there was no compensation expense attributable to the UAR's since the exercise price exceeded the underlying value of the UAR's.

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

     The following table summarizes the allocation of costs to BBNA for the unaudited six months ended December 31, 1997 (in thousands):

                                                                                                      Six Months
                                                                                                        Ended
                                                                                                  December 31, 1997
                                                                                                 -------------------
     Pension and other employee benefits.....................................................    $          209
     Group and general insurance.............................................................             1,378
     Corporate information services..........................................................             2,066
     Shared sales force......................................................................             2,480
     Executive compensation, corporate staff, research department services and division
        overhead.............................................................................             4,872

     Of the total amount in the six months ended December 31, 1997, $1,784 was included in costs of goods sold and $4,557 was included in marketing expense, while the majority of the remaining amount was included in general and administrative expense.

     BBNA had sales to affiliates of KKR of $5,233 for the six months ended December 31, 1997.