Form 10-Q
period 2000-09-30
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2000-11-14
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 _____________

                                   FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                      or
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  _______ to _______

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

                                  Yes [X]    No [_]

  As of November 14, 2000, there were 1,116,704 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS

Part I - Financial Information

   Item 1.  Financial Statements                                                                                           Page
                                                                                                                           ----
   Eagle Family Foods, Inc.

   Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the thirteen week periods
   ended September 30, 2000 and October 2, 1999.......................................................................       3

   Eagle Family Foods, Inc. Balance Sheets as of September 30, 2000 and July 1, 2000..................................       4

   Eagle Family Foods, Inc. Statements of Cash Flows for the thirteen week periods ended September 30, 2000
   and October 2, 1999................................................................................................       5

   Eagle Family Foods, Inc. Statement of Changes in Stockholder's Equity for the thirteen week period
   ended September 30, 2000...........................................................................................       6

   Eagle Family Foods Holdings, Inc.

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss for the
   thirteen week periods ended September 30, 2000 and October 2, 1999.................................................       7

   Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of September 30, 2000 and July 1, 2000............       8

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirteen week periods
   ended September 30, 2000 and October 2, 1999.......................................................................       9

   Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders' Deficit for the
   thirteen week period ended September 30, 2000......................................................................      10

   Notes to the Financial Statements..................................................................................      11

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................      15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................      19

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K..........................................................................      21

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           EAGLE FAMILY FOODS, INC.
                Statements of Operations and Comprehensive Loss
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                      Thirteen Week
                                                                                       Period Ended
                                                                           September 30,           October 2,
                                                                                2000                  1999
                                                                          ---------------       ---------------
Net sales...........................................................      $        51,232       $        55,157
Cost of goods sold..................................................               23,942                29,436
                                                                          ---------------       ---------------
   Gross margin.....................................................               27,290                25,721
Distribution expense................................................                3,375                 3,594
Marketing expense...................................................               12,109                17,432
General and administrative expense..................................                3,481                 3,328
Amortization of intangibles.........................................                2,788                 2,790
                                                                          ---------------       ---------------
   Operating income (loss)..........................................                5,537                (1,423)
Interest expense, net...............................................                8,657                 7,976
                                                                          ---------------       ---------------
   Loss before income taxes.........................................               (3,120)               (9,399)
Income tax benefit..................................................               (1,140)               (3,281)
                                                                          ---------------       ---------------
   Net loss.........................................................      $        (1,980)      $        (6,118)
                                                                          ===============       ===============
Other comprehensive income (loss):
   Cumulative effect of accounting change (net of
        tax of $741)................................................                1,262                    --
   Change in fair value of financial derivatives (net
         of tax of $381)............................................                 (649)                   --
   Foreign translation adjustment...................................                  (22)                  (98)
                                                                          ---------------       ---------------
   Comprehensive loss...............................................      $        (1,389)      $        (6,216)
                                                                          ===============       ===============

   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)


                                                                                                 September 30,           July 1,
                                                                                                     2000                 2000
                                                                                               ---------------       --------------
                                             Assets                                              (Unaudited)
Current assets
 Cash and cash equivalents...............................................................      $           572       $        1,197
 Accounts receivable, net................................................................               20,820               15,106
 Inventories.............................................................................               33,624               33,780
 Intercompany receivable.................................................................                  423                  423
 Other current assets....................................................................                2,656                1,279
                                                                                               ---------------       --------------
  Total current assets...................................................................               58,095               51,785
Property and equipment, net..............................................................               32,658               33,775
Notes receivable from related parties....................................................                  316                  308
Intangibles, net.........................................................................              268,953              271,738
Deferred income taxes....................................................................               31,592               30,795
Other non-current assets.................................................................                8,272                8,269
                                                                                               ---------------       --------------
Total assets.............................................................................      $       399,886       $      396,670
                                                                                               ===============       ==============

                               Liabilities and Stockholder's Equity
Current liabilities
 Current portion of long-term debt.......................................................      $         1,000       $        1,000
 Accounts payable........................................................................                9,144               12,015
 Other accrued liabilities...............................................................                6,710                8,232
 Accrued interest........................................................................                6,699                8,951
                                                                                               ---------------       --------------
  Total current liabilities..............................................................               23,553               30,198

Long-term debt...........................................................................              337,750              326,500

Commitments and contingencies

Stockholder's equity
 Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
  issued and outstanding.................................................................                    1                    1
 Additional paid-in capital..............................................................               92,500               92,500
 Accumulated deficit.....................................................................              (54,519)             (52,539)
 Accumulated other comprehensive income..................................................                  601                   10
                                                                                               ---------------       --------------
  Total stockholder's equity.............................................................               38,583               39,972
                                                                                               ---------------       --------------
Total liabilities and stockholder's equity...............................................      $       399,886       $      396,670
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

                           EAGLE FAMILY FOODS, INC.
                           Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                                       Thirteen Week
                                                                                                        Period Ended
                                                                                               September 30,        October 2,
                                                                                                   2000               1999
                                                                                             --------------       ------------
Cash flows from (used in) operating activities:
 Net loss...............................................................................     $       (1,980)      $     (6,118)
 Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization.........................................................              4,292              4,423
  Amortization of deferred financing costs..............................................                470                432
  Loss on retirement of fixed assets....................................................                  5                  2
  Deferred taxes........................................................................               (797)            (3,294)
 Net change in assets and liabilities:
  Accounts receivable, net..............................................................             (5,714)            (3,851)
  Inventories...........................................................................                156              7,115
  Accounts payable......................................................................             (2,871)            (5,304)
  Other assets..........................................................................             (1,861)             1,295
  Other liabilities.....................................................................             (3,165)            (4,396)
                                                                                             --------------       ------------
Cash used in operating activities.......................................................            (11,465)            (9,696)

Cash used in investing activities:
 Capital expenditures...................................................................               (410)              (778)
                                                                                             --------------       ------------
 Cash used in investing activities......................................................               (410)              (778)

Cash from (used in) financing activities:
 Payment under term loan facility.......................................................               (250)              (250)
 Borrowings under revolving credit facility.............................................             18,000             15,000
 Other financing costs..................................................................                 --               (859)
 Payments under revolving credit facility...............................................             (6,500)           (13,000)
 Capital contribution...................................................................                 --             10,000
                                                                                             --------------       ------------
 Cash from financing activities.........................................................             11,250             10,891

Increase (decrease) in cash and cash equivalents........................................               (625)               417
Cash and cash equivalents at beginning of period........................................              1,197                972
                                                                                             --------------       ------------
Cash and cash equivalents at end of period..............................................     $          572       $      1,389
                                                                                             ==============       ============

  The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                  Statement of Changes in Stockholder's Equity
             For the Thirteen Week Period Ended September 30, 2000
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                   Accumulated
                                                            Additional                                Other
                                             Common           Paid-           Accumulated         Comprehensive
                                              Stock         In Capital          Deficit           Income (Loss)           Total
                                          -----------     ------------      -------------       ---------------       -------------
Balance, July 1, 2000...............      $         1     $     92,500      $     (52,539)      $            10       $      39,972
Net loss............................               --               --             (1,980)                   --              (1,980)
Other comprehensive income (loss):
  Cumulative effect of accounting
     change.........................               --               --                 --                 1,262               1,262
  Change in fair value of financial
      derivatives...................               --               --                 --                  (649)               (649)
  Foreign translation adjustment....               --               --                 --                   (22)                (22)
                                          -----------     ------------      -------------       ---------------       -------------
Balance, September 30, 2000.........      $         1     $     92,500      $     (54,519)      $           601       $      38,583
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

                       EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                             Thirteen Week
                                                                                             Period Ended
                                                                                  September 30,          October 2,
                                                                                      2000                 1999
                                                                                ---------------      ---------------
Net sales................................................................       $        51,232      $        55,157
Cost of goods sold.......................................................                23,942               29,436
                                                                                ---------------      ---------------
   Gross margin..........................................................                27,290               25,721
Distribution expense.....................................................                 3,375                3,594
Marketing expense........................................................                12,109               17,432
General and administrative expense.......................................                 3,483                3,335
Amortization of intangibles..............................................                 2,788                2,790
                                                                                ---------------      ---------------
   Operating income (loss)...............................................                 5,535               (1,430)
Interest expense, net....................................................                 8,657                7,976
                                                                                ---------------      ---------------
   Loss before income taxes..............................................                (3,122)              (9,406)
Income tax benefit.......................................................                (1,140)              (3,281)
                                                                                ---------------      ---------------
   Net loss..............................................................       $        (1,982)     $        (6,125)
                                                                                ===============      ===============

Other comprehensive income (loss):
   Cumulative effect of accounting change (net of deferred
      tax of $741).......................................................                 1,262                   --
   Change in fair value of financial derivatives (net of
      tax of $381). .....................................................                  (649)                  --
   Foreign translation adjustment........................................                   (22)                 (98)
                                                                                ---------------      ---------------
   Comprehensive loss....................................................       $        (1,391)     $        (6,223)
                                                                                ===============      ===============



  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                                 September 30,            July 1,
                                                                                                     2000                  2000
                                                                                               --------------        --------------
                                           Assets                                                (unaudited)
Current assets
 Cash and cash equivalents...............................................................      $          572        $        1,197
 Accounts receivable, net................................................................              20,820                15,106
 Inventories.............................................................................              33,624                33,780
 Other current assets....................................................................               2,656                 1,279
                                                                                               --------------        --------------
  Total current assets...................................................................              57,672                51,362
Property and equipment, net..............................................................              32,658                33,775
Intangibles, net.........................................................................             268,953               271,738
Deferred income taxes....................................................................              31,592                30,795
Other non-current assets.................................................................               8,272                 8,269
                                                                                               --------------        --------------
Total assets.............................................................................      $      399,147        $      395,939
                                                                                               ==============        ==============

                           Liabilities and Stockholders' Deficit
Current liabilities
 Current portion of long-term debt.......................................................      $        1,000        $        1,000
 Accounts payable........................................................................               9,144                12,015
 Other accrued liabilities...............................................................               6,710                 8,232
 Accrued interest........................................................................               6,699                 8,951
                                                                                               --------------        --------------
  Total current liabilities..............................................................              23,553                30,198

Long-term debt...........................................................................             337,750               326,500

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
 Series A preferred stock, $100 stated value, 816,750 shares issued and
  outstanding, at redemption value.......................................................             106,188               103,616
 Treasury stock, 3,438 shares, at cost...................................................                (423)                 (423)
 Subscription receivable.................................................................                (312)                 (305)
                                                                                               --------------        --------------
                                                                                                      105,453               102,888
 Series B preferred stock, $100,000 stated value, 99 shares issued and
  outstanding, at redemption value.......................................................              10,933                10,667
                                                                                               --------------        --------------
  Total redeemable preferred stock.......................................................             116,386               113,555

Stockholders' deficit
 Common stock $0.01 par value, 1,200,000 shares authorized, 1,116,704 and
  1,063,559 shares issued and outstanding, respectively..................................                  11                    11
 Additional paid-in capital..............................................................               1,001                 1,001
 Accumulated deficit.....................................................................             (80,129)              (75,309)
 Unearned compensation...................................................................                 (22)                  (24)
 Subscription receivable.................................................................                  (4)                   (3)
 Accumulated other comprehensive income..................................................                 601                    10
                                                                                               --------------        --------------
  Total stockholders' deficit............................................................             (78,542)              (74,314)
                                                                                               --------------        --------------
Total liabilities and stockholders' deficit..............................................      $      399,147        $      395,939
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

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                                         Thirteen Week
                                                                                                         Period Ended
                                                                                              September 30,         October 2,
                                                                                                  2000               1999
                                                                                            ---------------       ------------
Cash flows from (used in) operating activities:
 Net loss..............................................................................     $        (1,982)      $     (6,125)
 Adjustments to reconcile net loss to net cash from (used in) operating activities:
  Depreciation and amortization........................................................               4,294              4,430
  Amortization of deferred financing costs.............................................                 470                432
  Loss on retirement of fixed assets...................................................                   5                  2
  Deferred taxes.......................................................................                (797)            (3,294)
 Net change in assets and liabilities:
  Accounts receivable, net.............................................................              (5,714)            (3,851)
  Inventories..........................................................................                 156              7,115
  Accounts payable.....................................................................              (2,871)            (5,304)
  Other assets.........................................................................              (1,861)             1,295
  Other liabilities....................................................................              (3,165)            (4,396)
                                                                                            ---------------       ------------
 Cash used in operating activities.....................................................             (11,465)            (9,696)

Cash used in investing activities:
 Capital expenditures..................................................................                (410)              (778)
                                                                                            ---------------       ------------
 Cash used in investing activities.....................................................                (410)              (778)

Cash from (used in) financing activities:
 Payment under term loan facility......................................................                (250)              (250)
 Borrowings under revolving credit facility............................................              18,000             15,000
 Payments under revolving credit facility..............................................              (6,500)           (13,000)
 Other financing costs.................................................................                  --               (859)
 Issuance of Series B Preferred Stock and Common Stock.................................                  --             10,000
                                                                                            ---------------       ------------
 Cash from financing activities........................................................              11,250             10,891

Increase (decrease) in cash and cash equivalents.......................................                (625)               417
Cash and cash equivalents at beginning of period.......................................               1,197                972
                                                                                            ---------------       ------------
Cash and cash equivalents at end of period.............................................     $           572       $      1,389
                                                                                            ===============       ============
Supplemental disclosure:
 Non-cash financing activities including dividends accrued on redeemable
  preferred stock......................................................................     $         2,838       $      2,355
                                                                                            ===============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statement of Changes in Stockholders' Deficit
             For the Thirteen Week Period Ended September 30, 2000
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                              Accumulated
                                              Additional                                                        Other
                                   Common       Paid -        Unearned       Accumulated     Subscription   Comprehensive
                                   Stock      In Capital    Compensation       Deficit        Receivable    Income (Loss)   Total
                                 --------   ------------  --------------   -------------   --------------   ------------- ---------
Balance, July 1, 2000.........   $     11   $      1,001  $          (24)  $     (75,309)  $           (3)  $          10 $ (74,314)
Net loss......................         --             --              --          (1,982)              --              --    (1,982)
Preferred stock dividend......         --             --              --          (2,838)              --              --    (2,838)
Subscription receivable:
   Interest income............         --             --              --              --               (1)             --        (1)
Amortization of unearned
   compensation...............         --             --               2              --               --              --         2
Other comprehensive income
 (loss):
   Cumulative effect of
     accounting change........         --             --              --              --               --           1,262     1,262
   Change in fair value of
     financial derivatives....         --             --              --              --               --            (649)     (649)
   Foreign translation
     adjustment...............         --             --              --              --               --             (22)      (22)
                                 --------   ------------  --------------   -------------   --------------   ------------- ---------
Balance, September 30, 2000...   $     11   $      1,001  $          (22)  $     (80,129)  $           (4)  $         601 $ (78,542)
                                 ========   ============  ==============   =============   ==============   ============= =========


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

     The financial statements as of September 30, 2000 and October 2, 1999 and for the thirteen week periods ended September 30, 2000 and October 2, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended July 1, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Inventories:

     Inventories are stated at the lower of cost or market at September 30, 2000 and July 1, 2000 and consisted of the following (in thousands):

                                             September 30,          July 1,
                                                 2000                2000
                                             -------------      -------------

     Finished goods......................    $      31,200      $      30,811
     Raw materials.......................            2,424              2,969
                                             -------------      -------------
       Total inventories.................    $      33,624      $      33,780
                                             =============      =============

3. Property and Equipment:

     Property and equipment is recorded at cost at September 30, 2000 and July 1, 2000 and consisted of the following (in thousands):

                                             September 30,          July 1,
                                                 2000                2000
                                             -------------      -------------

     Land.................................   $         470      $         470
     Buildings and improvements...........           7,609              7,393
     Machinery and equipment..............          22,756             22,495
     Computer equipment and software......          11,539             11,375
     Construction in progress.............           4,039              4,280
                                             -------------      -------------
       Total property and equipment.......          46,413             46,013
     Accumulated depreciation.............         (13,755)           (12,238)
                                             -------------      -------------
       Property and equipment, net........   $      32,658      $      33,775
                                             =============      =============

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


4. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                    Estimated
                                             September 30,          July 1,           Useful
                                                 2000                2000              Lives
                                             -------------      -------------     -------------
     Tradenames............................  $     141,000      $     141,000        40 years
     Goodwill..............................        136,664            136,664        40 years
     Covenant not to compete...............         21,000             21,000         5 years
                                             -------------      -------------
       Total intangible assets.............        298,664            298,664
     Accumulated amortization..............        (29,711)           (26,926)
                                             -------------      -------------
       Intangible assets, net..............  $     268,953      $     271,738
                                             =============      =============

5. Debt:

     Debt consisted of the following (in thousands):

                                                                           September 30,          July 1,
                                                                               2000                2000
                                                                           -------------      -------------
     Term loan facility due December 31, 2005..........................    $     172,250      $     172,500
     Senior subordinated notes due January 15, 2008....................          115,000            115,000
     Revolving credit facility due December 31, 2004...................           51,000             40,000
     Revolving credit facility swingline loan due December 31, 2004....              500                 --
                                                                           -------------      -------------
       Total debt......................................................          338,750            327,500
     Less current portion of long-term debt............................           (1,000)            (1,000)
                                                                           -------------      -------------
       Long-term debt..................................................    $     337,750      $     326,500
                                                                           =============      =============

Senior Credit Facilities

     Eagle received senior bank financing from a group of lenders in an aggregate principal amount of up to $245.0 million (the "Senior Credit Facilities") on January 23, 1998. The Senior Credit Facilities consist of (1) a $70.0 million seven-year revolving credit facility including a $10.0 million swingline loan (the "Revolving Credit Facility") and (2) a $175.0 million eight-year term loan (the "Term Loan Facility"). The Revolving Credit Facility bears interest at LIBOR plus 3.50%, with the swingline loan portion bearing interest at Prime plus 2.50%. The Term Loan Facility bears interest at LIBOR plus 3.75%. The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

     The obligations of Eagle under the Senior Credit Facilities are collateralized by (1) 100% of the capital stock of Eagle and each of its subsidiaries and (2) a first priority collateral interest in substantially all assets and properties of Eagle and its future domestic subsidiaries. The fair market value of the Senior Credit Facilities at September 30, 2000 approximated the carrying value.

     On April 22, 1998, the Company entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. These swap agreements commenced on July 23, 1998 and fix the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively. The fair value of the interest rate swaps at September 30, 2000 and July 1, 2000 totaled approximately $1.0 million and $2.0 million, respectively. For the thirteen weeks ended September 30, 2000, interest rate swaps decreased interest expense by $211,000.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


  Senior Subordinated Notes

     Eagle issued $115.0 million of senior subordinated notes (the "Notes") and received cash proceeds of approximately $112.0 million net of underwriting discount on January 23, 1998. The Notes are due January 15, 2008 and bear interest of 8.75% per annum payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $60.4 million at September 30, 2000.

6. Derivative Instruments and Hedging Activities:

     The Company uses derivative financial instruments in order to manage or reduce market risk for interest rates and commodity prices. The Company's interest rate risk management strategy uses derivative instruments to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. Its commodity price risk management strategy uses derivative instruments to minimize earnings fluctuations caused by commodity price volatility associated with purchases of milk, a key ingredient in the production of sweetened condensed milk. The derivative activities are authorized by the Company's Board of Directors and are executed and monitored by the Company's Chief Financial Officer. The Company limits the interest rate swap agreements to 50% of its outstanding debt and limits the hedging activity for milk to no greater than its annual sweetened condensed milk production.

     Effective July 2, 2000 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133." SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation as a fair value hedge or a cash flow hedge. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Upon the Company's assessment of the derivatives and hedging activities as prescribed in SFAS 133, applicable financial derivative instruments include interest rate swap agreements and commodity future contracts. The Company had no commodity future contracts outstanding during the period ended September 30, 2000. The Company's interest rate swaps are designated as cash flow hedges. The Company believes the swaps have been effective in achieving the risk management objectives for which they were intended since inception and will continue to be effective for the remaining term of the contract.

     The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2,003,000, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1,262,000 in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments. The corresponding asset for the fair value of the interest rate swap agreement is included in its respective classification of other current assets and other non-current assets. The estimated fair value of the interest rate swap agreements at September 30, 2000 was $972,000. The change in fair value of the interest rate swaps primarily resulted from a decrease in market rates during the quarter. The Company expects to reclassify as earnings during the next twelve months $474,000 from accumulated other comprehensive income as the periodic interest rate swap net payments are settled.

     The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. An assessment is made at the hedging transaction's inception and on an ongoing basis to determine whether the

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

     When it is determined that a derivative is not highly effective or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. This will occur when (1) offsetting changes in the fair value or cash flows of the hedged items are no longer effective; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedged instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because an interest rate swap qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income and is recognized as an adjustment to interest expense over the original contract term. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

7. Discontinued Product Line

     In May 2000, the Company committed to a plan (the "Plan") to exit the retail lemonade liquid concentrate market as a result of disappointing ReaLemonade financial results. The Company plans to exit this market and complete the Plan during the fiscal year ending June 30, 2001. Costs incurred during the fiscal year ended July 1, 2000 related to the Plan totaled approximately $1,095,000, and were related to unfulfilled purchase commitments, impaired assets and other contractual obligations. Cash requirements of the Plan during the fiscal year ending June 30, 2001 were estimated to be approximately $630,000 with the reserve for the Plan as of September 30, 2000 totaling $562,000.

8. Other Information

     The Company was advised by GE Investment Private Placement Partners II, a Limited Partnership ("GE") and Warburg, Pincus Ventures, L.P. ("WP"), the Company's principal stockholders, that as of November 13, 2000, they each owned $14,000,000 in aggregate principal amount of Notes.

     On November 9, 2000 the Company sold its interest rate swap positions for a fair market gain of $873,000. Pursuant to SFAS 133, the gains on the interest rate swap will remain in other comprehensive income and be recognized as interest income over the original terms of the interest rate swap agreements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Set forth below is a discussion of the financial condition and results of operations for the thirteen week periods ended September 30, 2000 and October 2, 1999. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth the results of operations as a percentage of net sales for the thirteen week periods ended September 30, 2000 and October 2, 1999 and sets forth both actual results of operations and results of operations excluding the retail ReaLemonade discontinued product line. As stated in its Annual Report on Form 10-K for the year ended July 1, 2000, the Company determined that it could not achieve the necessary return on the retail ReaLemonade product line, which was launched in the prior fiscal year, and, therefore, discontinued sales in the retail channel after the calendar year 2000 summer selling season.

                                                               Results of Operations
                                          ---------------------------------------------------------------
                                                                            Excluding Retail ReaLemonade
                                                      Actual                  Discontinued Product Line
                                          ----------------------------     ------------------------------
                                           Thirteen Week Period Ended        Thirteen Week Period Ended
                                          September 30,     October 2,     September 30,       October 2,
                                              2000             1999             2000              1999
                                          -------------     ----------     -------------       ----------
Net sales.............................            100.0%         100.0%            100.0%           100.0%
Cost of goods sold....................             46.7           53.4              46.8             45.8
                                           ------------     ----------     -------------       ----------
Gross margin..........................             53.3           46.6              53.2             54.2
Distribution expense..................              6.6            6.5               6.5              6.4
Marketing expense.....................             23.6           31.6              24.3             23.3
General and administrative expense....              6.8            6.0               6.8              6.4
Amortization of intangibles...........              5.5            5.1               5.5              5.4
                                           ------------     ----------     -------------       ----------
Operating income (loss)...............             10.8%          (2.6)%            10.1%            12.7%
                                           ============     ==========     =============       ==========

Results of Operations

Thirteen Week Periods ended September 30, 2000 ("first quarter 2001") and October 2, 1999 ("first quarter 2000") (Unaudited)

     Net Sales. The Company's net sales for first quarter 2001 were $51.2 million as compared to $55.2 million for first quarter 2000, a decrease of $4.0 million, or 7.2%. The table below sets forth the Company's net sales data for each of the Company's product lines for first quarter 2001 and first quarter 2000 (dollars in millions):

                                                                      Net Sales                   Net Sales
                                                                        First      Percentage       First       Percentage
                                                                       Quarter         of          Quarter          of
        Product Line                Company's Principal Brands          2001        Net Sales        2000        Net Sales
---------------------------     ----------------------------------    ---------    ----------     ---------     ----------
Sweetened condensed milk        Eagle Brand, Meadow Gold,
                                Magnolia, Star and other...........   $    25.0          48.8%    $    24.4           44.2%
Lemon and lime juice            ReaLemon and ReaLime...............        16.2          31.6          16.3           29.5
Non-dairy creamer               Cremora, Cremora Royale and other..         7.7          15.0           7.7           14.0
Shelf-stable eggnog             Borden.............................         0.6           1.2           1.1            2.0
Mincemeat pie filling           None Such..........................         0.7           1.4           1.0            1.8
Acid neutralized coffee         Kava...............................         0.8           1.6           0.9            1.6
                                                                      ---------    ----------     ---------     ----------
  Total net sales excluding ReaLemonade............................        51.0          99.6          51.4           93.1
Lemonade liquid concentrate     ReaLemonade........................         0.2           0.4           3.8            6.9
                                                                      ---------    ----------     ---------     ----------
  Total net sales..................................................   $    51.2         100.0%    $    55.2          100.0%
                                                                      =========    ==========     =========     ==========

     The decrease in net sales of $4.0 million from first quarter 2001 compared to first quarter 2000 was primarily due to the $3.6 million of reduced net sales of the retail ReaLemonade product line. As previously stated, this product line was discontinued after the calendar year 2000 summer selling season. Also net sales of shelf-stable eggnog and mincemeat pie filling decreased by $0.8 million due to customer holiday orders being shipped this fiscal year in October as compared to orders being shipped in the prior fiscal year during September. Offsetting these decreases was an increase in net sales of sweetened condensed milk of $0.6 million due primarily to a substantial increase in net sales in the ethnic brands of sweetened condensed milk.

     The table below sets forth the Company's net sales data by sales channel for first quarter 2001 and first quarter 2000 (dollars in millions):

                                                              Net Sales                   Net Sales
                                                                First      Percentage       First       Percentage
                                                               Quarter         of          Quarter          of
                                                                2001        Net Sales        2000        Net Sales
                                                              ---------    ----------     ---------     ----------
U.S. Retail
  Sweetened condensed milk................................    $    19.4          37.9%    $    19.4           35.1%
  Lemon and lime juice....................................         11.9          23.2          11.8           21.4
  Cremora non-dairy creamer...............................          5.5          10.7           5.5           10.0
  Other products..........................................          2.1           4.1           3.0            5.4
  Private label non-dairy creamer.........................          0.8           1.6           1.1            2.0
                                                              ---------    ----------     ---------     ----------
  U.S. Retail total.......................................         39.7          77.5          40.8           73.9
U.S. Foodservice/Industrial...............................          6.7          13.1           6.3           11.4
International.............................................          4.6           9.0           4.5            8.2
                                                              ---------    ----------     ---------     ----------
  Total net sales excluding  U.S. Retail ReaLemonade               51.0          99.6          51.6           93.5
U.S. Retail lemonade liquid concentrate...................          0.2           0.4           3.6            6.5
                                                              ---------    ----------     ---------     ----------
  Total net sales.........................................    $    51.2         100.0%    $    55.2          100.0%
                                                              =========    ==========     =========     ==========

     U.S. retail net sales were $39.7 for first quarter 2001 compared to $40.8 million for first quarter 2000, a decrease of $1.1 million, or 2.7%. The decrease was due primarily to $0.6 million of lower net sales in other products, specifically eggnog and mincemeat pie filling due to a shift in timing of customer holiday shipments as described above, and $0.3 million in lower net sales of private label non-dairy creamer.

     U.S. foodservice/industrial net sales were $6.7 million for first quarter 2001 compared to $6.3 for first quarter 2000, an increase of $0.4 million, or 6.3%. The increase was primarily driven by increased non-dairy creamer sales to certain industrial customers. First quarter 2000 industrial non-dairy creamer sales were adversely affected by approximately $0.6 million from a temporary disruption in production due to a June 1999 fire at the Company's Chester, South Carolina manufacturing plant.

     International net sales were $4.6 million for first quarter 2001 compared to $4.5 million for first quarter 2000, an increase of $0.1 million, or 2.2%.

     Cost of Goods Sold. Cost of goods sold was $23.9 million for first quarter 2001 as compared to $29.4 million for first quarter 2000, a decrease of $5.5 million, or 18.7%, and was primarily due to reduced Realemonade sales.
Expressed as a percentage of net sales, cost of goods sold for first quarter 2001 decreased to 46.7% from 53.4% for first quarter 2000. Excluding the results of retail ReaLemonade for first quarter 2001 and first quarter 2000, cost of goods sold was $23.9 million for first quarter 2001 as compared to $23.6 million for first quarter 2000, an increase of $0.3 million, or 1.3%. Expressed as a percentage of net sales, excluding the results of retail ReaLemonade for the reported periods, cost of goods sold for first quarter 2001 increased to 46.8% from 45.8% for first quarter 2000 due to higher raw material costs, principally lemon concentrate used in production of lemon and lime juice products.

     Distribution Expense. Distribution expense was $3.4 million for first quarter 2001 as compared to $3.6 million for first quarter 2000, a decrease of $0.2 million, or 5.6%. Expressed as a percentage of net sales, distribution expense for first quarter 2001 increased to 6.6% from 6.5% for first quarter 2000. The decrease of $0.2 million reflected the reduced warehousing costs due to the lower levels of inventory, primarily from reduced retail ReaLemonade inventory.

     Marketing Expense. Marketing expense was $12.1 million for first quarter 2001 as compared to $17.4 million for first quarter 2000, a decrease of $5.3 million, or 30.5%. Expressed as a percentage of net sales, marketing expense for first quarter 2001 decreased to 23.6% from 31.6% for first quarter 2000. Excluding the results of retail ReaLemonade for first quarter 2001 and first quarter 2000, marketing expense was $12.4 million for first quarter 2001 as compared to $12.0 million for first quarter 2000, an increase of $0.4 million, or 3.3%. Expressed as a percentage of net sales, excluding the results of retail ReaLemonade for the reported periods, marketing expense for first quarter 2001 increased to 24.3% from 23.3% for first quarter 2000. The increase was due to higher trade marketing expense to support expansion of the Company's presence within the club store channel with sweetened condensed milk and higher consumer promotion for Kava acid neutralized coffee to support targeted marketing efforts. The increase is offset by lower consumer promotion expense, primarily in sweetened condensed milk and lemon and lime juice.

     General and Administrative ("G&A") Expense. G&A expense was $3.5 million for first quarter 2001, as compared to $3.3 million for first quarter 2000, an increase of $0.2 million, or 6.1%. Expressed as a percentage of net sales, G&A expense for first quarter 2001 increased to 6.8% from 6.0% for first quarter 2000.

     Amortization of Intangibles. Amortization of intangibles remained at $2.8 million for first quarter 2001.

     Operating Income. Operating income was $5.5 million for first quarter 2001 as compared to operating loss of $1.4 million for first quarter 2000, an increase of $6.9 million. The increase in operating income was primarily due to a reduction of the investment in ReaLemonade and a result of discontinuing the retail ReaLemonade product line.

     Interest Expense. Net interest expense was $8.7 million for first quarter 2001 as compared to net interest expense of $8.0 million for first quarter 2000, an increase of $0.7 million. The increase was primarily due to $0.9 million from higher interest rates during first quarter 2000 offset by $0.2 million of lower interest as a result of a decrease in the average outstanding balance of the Revolving Credit Facility during first quarter 2001.

     Income Taxes. The Company recorded an income tax benefit of $1.1 million for first quarter 2001 as compared to a $3.3 million income tax benefit for first quarter 2000.

Liquidity and Capital Resources

     Borrowings under the Term Loan Facility of the Senior Credit Facilities were $172.3 million and $172.5 million at September 30, 2000 and July 1, 2000, respectively. The Term Loan Facility matures $0.8 million in the remainder of fiscal year 2001 and fiscal year 2002, and $3.2 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2003 through 2006, respectively. In addition, the Senior Credit Facilities include the $70.0 million Revolving Credit Facility and $10.0 million swingline loan maturing in 2004, of which $51.5 million and $52.0 million were outstanding at September 30, 2000 and October 2, 1999, respectively.

     Interest payments on the Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates. Interest rate swap agreements are in effect on $100 million of the Term Note Facility to fix the interest rates. The swap agreements terminate at various times beginning December 29, 2000.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.4 million on capital projects in first quarter 2001 to fund expenditures at existing facilities and for information systems initiatives. The Company expects to spend approximately $5.0 million on capital projects in fiscal year 2001 to fund expenditures at existing facilities, information system initiatives and discretionary capital projects associated with new products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash used in operating activities for first quarter 2001 and first quarter 2000 was $11.5 million and $9.7 million, respectively.

     Cash provided by financing activities in first quarter 2001 and first quarter 2000 was $11.3 million and $10.9 million, respectively. Net proceeds of $11.3 million for first quarter 2001 represented borrowings under the Revolving Credit Facility, whereas the net proceeds of $10.9 million for first quarter 2000 represented primarily $2.0 million of borrowings under the Revolving Credit Facility and $10.0 million received by Holdings from GE and WP in exchange for shares of a series of Holdings preferred stock and Holdings common stock.

     Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

Adoption of Financial Accounting Standard

     The Company enters into derivative financial instrument transactions in order to manage or reduce market risk for interest rates and commodity prices. The Company's interest rate risk management strategy uses derivative instruments to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt. Its commodity price risk management strategy uses derivative instruments to minimize earnings fluctuations caused by commodity price volatility associated with purchases of milk, a key ingredient in the production of sweetened condensed milk.

     Effective July 2, 2000, the Company adopted SFAS 133. The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2.0 million, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1.3 million in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments. The estimated fair value of the interest rate swap agreements at September 30, 2000 was $1.0 million. The change in fair value of the interest rate swaps primarily resulted from a decrease in market rates during the quarter. The Company expects to reclassify as earnings during the next twelve months $0.5 million from accumulated other comprehensive income as the interest rate swap agreements are settled.


     The Company has been advised by GE and WP, the Company's principal stockholders, that as of November 13, 2000, they each owned $14.0 million in aggregate principal amount of Notes.

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

Recently Issued Accounting Statements

     In May 2000, Financial Accounting Standards Board Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements. The pronouncement will be adopted during the fourth quarter of the fiscal year ending June 30, 2001.

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

     Statements concerning interest rate swap and other financial instrument fair values and their estimated contribution to the Company's future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rates

     The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at September 30, 2000 and which are sensitive to changes in interest rates, including interest rate swaps and debt obligations. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. It does not enter into derivative financial instruments for speculative purposes.

     Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company has entered into interest rate swap agreements in order to fix the interest rate on a portion of the Term Loan Facility. The Term Loan Facility bears interest at LIBOR plus 3.75%. These swap agreements commenced on July 23, 1998 and fixed the LIBOR rate at 5.905% on $25.0 million and 5.955% on $75.0 million of the $175.0 million Term Loan Facility. These swap agreements expire on December 29, 2000 and December 31, 2002, respectively, and have been reflected in the table below.

     For each interest rate swap, the differential between the fixed rate and the floating rate multiplied by the notional amount is the swap gain or loss. Such gain or loss is included in interest expense in the period for which the interest rate exposure was hedged. Pursuant to SFAS 133, if an interest rate swap qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income, to be recognized as an adjustment to interest expense over the original contract term. For the quarter ended September 30, 2000, interest rate swaps decreased interest expense by $0.2 million.

     The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2.0 million, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1.3 million in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments. The estimated fair value of the interest rate swap agreements at September 30, 2000 was $1.0 million.

     For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. For the interest rate derivatives, the table presents the notional amounts and expected interest rates that exist by contractual dates. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based upon the six month forward LIBOR rate. The fair value of the Company's swaps and debt are based on quoted market prices of comparable instruments or, if none available, on pricing models or formulas using current assumptions.

     All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

                                                                                                              Balance at
                                                                                                              September      Fair
                                      2001         2002        2003        2004        2005     Thereafter     30, 2000      Value
                                   ---------    ---------    --------    --------    --------   ----------    ----------   ---------
Liabilities
  Fixed rate..................                                                                   $ 115,000    $  115,000   $  60,375
  Average interest rate.......                                                                       8.750%        8.750%
  Variable rate...............     $     750    $     750    $  3,250    $ 27,500    $ 80,000    $ 111,500    $  223,750   $ 223,750
  Average interest rate.......        10.500%      10.500%     10.500%     10.500%     10.500%      10.334%       10.417%
Interest-Rate Derivatives
Variable to fixed:
  Notional amount at the
   beginning of fiscal year...     $ 100,000    $  75,000    $ 75,000                                         $  100,000   $     972
  Maturities..................        25,000                   75,000
  Average pay rate............         5.943%       5.955%      5.955%                                             5.948%
  Average receive rate........         6.720%       6.720%      6.720%                                             6.720%

     Milk Hedging

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. During the quarter ended September 30, 2000, the Company had no outstanding milk futures contracts.

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

                                        EAGLE FAMILY FOODS HOLDINGS, INC.

                                        EAGLE FAMILY FOODS, INC.


                                        By:  /s/ John O'C Nugent
                                             -----------------------------------
                                             John O'C Nugent
                                             President and Chief Executive
                                             Officer



                                        By:  /s/ Craig A. Steinke
                                             -----------------------------------
                                             Craig A. Steinke
                                             Chief Financial Officer and Senior
                                             Vice President of Operations

Date:  November 14, 2000

                                 EXHIBIT INDEX



27.1  Financial Data Schedule of Eagle Family Foods Holdings, Inc.

27.2  Financial Data Schedule of Eagle Family Foods, Inc.