Form 10-Q
period 2000-12-30
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2001-02-12
CIK 1054040, 1059761

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-Q
(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 30, 2000
                                       or
[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from  _______ to

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

                              Yes [X]     No [_]

  As of February 12, 2001, there were 1,116,704 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS




Part I - Financial Information

   Item 1.  Financial Statements                                                                                            Page
                                                                                                                            ----
   Eagle Family Foods, Inc.

   Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income for the thirteen and twenty-six
   week periods ended December 30, 2000 and January 1, 2000...........................................................       3

   Eagle Family Foods, Inc. Balance Sheets as of  December 30, 2000 and July 1, 2000..................................       4

   Eagle Family Foods, Inc. Statements of Cash Flows for the twenty-six week periods ended December 30, 2000
   and January 1, 2000................................................................................................       5

   Eagle Family Foods Holdings, Inc.

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income for the
   thirteen and twenty-six week periods ended December 30, 2000 and January 1, 2000...................................       6

   Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of  December 30, 2000 and July 1, 2000............       7

   Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the twenty-six week periods
   ended  December 30, 2000 and  January 1, 2000......................................................................       8

   Notes to the Financial Statements..................................................................................       9

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................      14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................      20

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K..........................................................................      21

                        PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                            EAGLE FAMILY FOODS, INC.
               Statements of Operations and Comprehensive Income
                             (Dollars in Thousands)
                                  (Unaudited)

                                                          Thirteen Week Period  Ended             Twenty-Six Week Period Ended
                                                      -----------------------------------    --------------------------------------
                                                       December 30,         January 1,         December 30,          January 1,
                                                           2000                2000                2000                 2000
                                                      --------------      ---------------    ----------------    ------------------
Net sales.........................................    $       92,683      $        98,361    $        143,915    $          153,518
Cost of goods sold................................            38,921               41,362              62,863                70,798
                                                      --------------      ---------------    ----------------    ------------------
   Gross margin...................................            53,762               56,999              81,052                82,720
Distribution expense..............................             3,860                3,876               7,235                 7,470
Marketing expense.................................            23,992               25,324              36,101                42,756
General and administrative expense................             3,285                2,990               6,766                 6,318
Amortization of intangibles.......................             2,790                2,788               5,578                 5,578
Other operating income............................                --                  503                  --                   503
                                                      --------------      ---------------    ----------------    ------------------
   Operating income...............................            19,835               22,524              25,372                21,101
Interest expense, net.............................             8,392                8,083              17,049                16,059
                                                      --------------      ---------------    ----------------    ------------------
   Income before income taxes.....................            11,443               14,441               8,323                 5,042
Income tax expense................................             4,241                5,066               3,101                 1,785
                                                      --------------      ---------------    ----------------    ------------------
   Net income.....................................    $        7,202      $         9,375    $          5,222    $            3,257
                                                      ==============      ===============    ================    ==================
Other comprehensive income (loss):
   Cash flow hedges
     Cumulative effect of accounting change
       (net of  tax of $741)......................                --                   --               1,262                    --
     Change in fair value of financial derivatives
       (net of tax of $37 and $381)...............               (63)                  --                (712)                   --
     Reclassification to interest expense
       (net of tax of $63)........................              (107)                  --                (107)                   --
   Foreign translation adjustment.................               (14)                (113)                (36)                (211)
                                                      --------------      ---------------    ----------------    ------------------
   Comprehensive income...........................    $        7,018      $         9,262    $          5,629    $            3,046
                                                      ==============      ===============    ================    ==================


   The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.
                                Balance Sheets
                   (Dollars in Thousands Except Share Data)



                                                                                        December 30, 2000         July 1, 2000
                                                                                        -----------------       ----------------
                                      Assets                                               (Unaudited)
Current assets
 Cash and cash equivalents...........................................................   $          11,013       $          1,197
 Accounts receivable................................................................               18,095                 15,106
 Inventories.........................................................................              16,122                 33,780
 Other current assets................................................................                 745                  1,279
 Intercompany receivable.............................................................                 423                    423
                                                                                        -----------------       ----------------
  Total current assets...............................................................              46,398                 51,785
Property and equipment, net..........................................................              32,547                 33,775
Note receivable from related party...................................................                 324                    308
Intangibles, net.....................................................................             266,167                271,738
Deferred income taxes................................................................              27,457                 30,795
Other noncurrent assets..............................................................               7,358                  8,269
                                                                                        -----------------       ----------------
Total assets.........................................................................   $         380,251       $        396,670
                                                                                        =================       ================

                    Liabilities and Stockholder's Equity
Current liabilities
 Current portion of long-term debt...................................................   $           1,250       $          1,000
 Accounts payable....................................................................               7,257                 12,015
 Other accrued liabilities...........................................................              11,082                  8,232
 Accrued interest....................................................................               9,061                  8,951
                                                                                        -----------------       ----------------
  Total current liabilities..........................................................              28,650                 30,198

Long-term debt.......................................................................             306,000                326,500

Stockholder's equity
 Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
  issued and outstanding.............................................................                   1                      1
Additional paid-in capital...........................................................              92,500                 92,500
Accumulated deficit..................................................................             (47,317)               (52,539)
Accumulated other comprehensive income...............................................                 417                     10
                                                                                        -----------------       ----------------
  Total stockholder's equity.........................................................              45,601                 39,972
                                                                                        -----------------       ----------------
Total liabilities and stockholder's equity...........................................   $         380,251       $        396,670
                                                                                        =================       ================

   The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.
                           Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                               Twenty-Six Week Period Ended
                                                                                           -------------------------------------
                                                                                           December 30, 2000     January 1, 2000
                                                                                           -----------------     ---------------
Cash flows from (used in) operating activities:
 Net income..............................................................................  $           5,222     $         3,257
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization..........................................................              8,664               8,900
  Deferred taxes.........................................................................              3,338               1,761
  Amortization of deferred financing costs...............................................                856                 892
  Loss on retirement of fixed assets.....................................................                 29                  31
 Net change in assets and liabilities:
  Accounts receivable....................................................................             (2,989)             (4,487)
  Inventories............................................................................             17,658              25,542
  Accounts payable.......................................................................             (4,758)             (6,805)
  Other assets...........................................................................               (307)              2,414
  Other liabilities......................................................................              3,392               1,320
                                                                                           -----------------     ---------------
Cash from operating activities...........................................................             31,105              32,825

Cash used in investing activities:
 Capital expenditures....................................................................             (1,912)             (2,202)


Cash from (used in) financing activities:
 Payments under revolving credit facility................................................            (53,700)            (58,200)
 Borrowings under revolving credit facility..............................................             33,700              20,200
 Proceeds from sale of interest rate swap agreements.....................................                873                  --
 Payments under term loan facility.......................................................               (250)               (500)
 Capital contribution....................................................................                 --              10,000
 Other financing costs...................................................................                 --                (859)
                                                                                           -----------------     ---------------
 Cash used in financing activities.......................................................            (19,377)            (29,359)

Increase in cash and cash equivalents....................................................              9,816               1,264
Cash and cash equivalents at beginning of period.........................................              1,197                 972
                                                                                           -----------------     ---------------
Cash and cash equivalents at end of period...............................................  $          11,013     $         2,236
                                                                                           =================     ===============

   The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
        Consolidated Statements of Operations and Comprehensive Income

                            (Dollars in Thousands)

                                  (Unaudited)

                                                           Thirteen Week Period Ended         Twenty-Six Week Period Ended
                                                       ----------------------------------  ----------------------------------
                                                       December 30, 2000  January 1, 2000  December 30, 2000  January 1, 2000
                                                       -----------------  ---------------  -----------------  ---------------
Net sales...........................................   $        92,683    $      98,361    $       143,915    $     153,518
Cost of goods sold..................................            38,921           41,362             62,863           70,798
                                                       ---------------    -------------    ---------------    -------------
  Gross margin......................................            53,762           56,999             81,052           82,720
Distribution expense................................             3,860            3,876              7,235            7,470
Marketing expense...................................            23,992           25,324             36,101           42,756
General and administrative expense..................             3,287            2,998              6,770            6,333
Amortization of intangibles.........................             2,790            2,788              5,578            5,578
Other operating income..............................                --              503                 --              503
                                                       ---------------    -------------    ---------------    -------------
  Operating income..................................            19,833           22,516             25,368           21,086
Interest expense, net...............................             8,392            8,083             17,049           16,059
                                                       ---------------    -------------    ---------------    -------------
 Income before income taxes.........................            11,441           14,433              8,319            5,027
Income tax expense .................................             4,241            5,066              3,101            1,785
                                                       ---------------    -------------    ---------------    -------------
  Net income .......................................   $         7,200    $       9,367    $         5,218    $       3,242
                                                       ===============    =============    ===============    =============
 Other comprehensive income (loss):
    Cash flow hedges
     Cumulative effect of accounting change
      (net of  tax of $741).........................                --               --              1,262               --
     Change in fair value of financial derivatives
      (net of tax of $37 and $381)..................               (63)              --               (712)              --
     Reclassification to interest expense
      (net of tax of $63)...........................              (107)              --               (107)              --
    Foreign translation adjustment..................               (14)            (113)               (36)            (211)
                                                       ---------------    -------------    ---------------    -------------
    Comprehensive income............................   $         7,016    $       9,254    $         5,625    $       3,031
                                                       ===============    =============    ===============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                         December 30, 2000           July 1, 2000
                                                                                       -------------------          -------------
                                       Assets                                               (Unaudited)
Current assets
 Cash and cash equivalents........................................................     $            11,013          $        1,197
 Accounts receivable..............................................................                  18,095                  15,106
 Inventories......................................................................                  16,122                  33,780
 Other current assets.............................................................                     745                   1,279
                                                                                       -------------------          --------------
  Total current assets............................................................                  45,975                  51,362
Property and equipment, net.......................................................                  32,547                  33,775
Intangibles, net..................................................................                 266,167                 271,738
Deferred income taxes.............................................................                  27,457                  30,795
Other noncurrent assets...........................................................                   7,358                   8,269
                                                                                       -------------------          --------------
Total assets......................................................................     $           379,504          $      395,939
                                                                                       ===================          ==============

                     Liabilities and Stockholders' Deficit
Current liabilities
 Current portion of long-term debt................................................     $             1,250          $        1,000
 Accounts payable.................................................................                   7,257                  12,015
 Other accrued liabilities........................................................                  11,082                   8,232
 Accrued interest.................................................................                   9,061                   8,951
                                                                                       -------------------          --------------
  Total current liabilities.......................................................                  28,650                  30,198

Long-term debt....................................................................                 306,000                 326,500

Redeemable preferred stock, 1,000,000 shares authorized:
 Series A preferred stock, $100 stated value, 816,750 shares issued and
  outstanding, at redemption value................................................                 108,760                 103,616
 Treasury stock, 3,438 shares, at cost............................................                    (423)                   (423)
 Subscription receivable..........................................................                    (319)                   (305)
                                                                                       -------------------          --------------
                                                                                                   108,018                 102,888
 Series B preferred stock, $100,000 stated value, 99 shares issued and
  outstanding, at redemption value................................................                  11,199                  10,667
                                                                                       -------------------          --------------
  Total redeemable preferred stock................................................                 119,217                 113,555

Stockholders' deficit
 Common stock $0.01 par value, 1,200,000 shares authorized, 1,116,704
  and 1,063,559 shares issued and outstanding, respectively.......................                      11                      11
 Additional paid-in capital.......................................................                   1,001                   1,001
 Accumulated deficit..............................................................                 (75,767)                (75,309)
 Accumulated other comprehensive income...........................................                     417                      10
 Other............................................................................                     (25)                    (27)
                                                                                       -------------------          --------------
  Total stockholders' deficit.....................................................                 (74,363)                (74,314)
                                                                                       -------------------          --------------
Total liabilities and stockholders' deficit.......................................     $           379,504          $      395,939
                                                                                       ===================          ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                                 Twenty-Six Week Period Ended
                                                                                          ------------------------------------------
                                                                                            December 30, 2000       January 1, 2000
                                                                                          -------------------      -----------------

Cash flows from (used in) operating activities:
 Net income..........................................................................     $             5,218      $          3,242
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization......................................................                   8,668                 8,915
  Deferred taxes.....................................................................                   3,338                 1,761
  Amortization of deferred financing costs...........................................                     856                   892
  Loss on retirement of fixed assets.................................................                      29                    31
 Net change in assets and liabilities:
  Accounts receivable................................................................                  (2,989)               (4,487)
  Inventories........................................................................                  17,658                25,542
  Accounts payable...................................................................                  (4,758)               (6,805)
  Other assets.......................................................................                    (307)                2,414
  Other liabilities..................................................................                   3,392                 1,320
                                                                                          -------------------      ----------------
 Cash from operating activities......................................................                  31,105                32,825

Cash used in investing activities:
 Capital expenditures................................................................                  (1,912)               (2,202)


Cash from (used in) financing activities:
 Payments under revolving credit facility............................................                 (53,700)              (58,200)
 Borrowings under revolving credit facility..........................................                  33,700                20,200
 Proceeds from sale of interest rate swap agreements.................................                     873                    --
 Payments under term loan facility...................................................                    (250)                 (500)
 Issuance of Series B Preferred Stock and Common Stock...............................                      --                10,000
 Other financing costs...............................................................                      --                  (859)
                                                                                          -------------------      ----------------
 Cash used in financing activities...................................................                (19,377)              (29,359)

Increase in cash and cash equivalents................................................                   9,816                 1,264
Cash and cash equivalents at beginning of period.....................................                   1,197                   972
                                                                                          -------------------      ----------------
Cash and cash equivalents at end of period...........................................     $            11,013      $          2,236
                                                                                          ===================      =================

Supplemental disclosure:
 Non-cash financing activities included dividends accrued on redeemable
  preferred stock....................................................................     $             5,676      $          4,943
                                                                                          ===================      ================




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

     The financial statements as of December 30, 2000 and January 1, 2000 and for the thirteen and twenty-six week periods ended December 30, 2000 and January 1, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended July 1, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Issued Accounting Statements:

     In May 2000, Financial Accounting Standards Board Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify the cost of coupons from marketing expense to net sales and the cost of consumer promotional merchandise from marketing expense to cost of goods sold, resulting in no impact to net income. The cost of coupons was $2,662,000 and $2,707,000 for the thirteen week periods ended December 30, 2000 and January 1, 2000, respectively, and $2,857,000 and $3,990,000 for the twenty-six week periods ended December 30, 2000 and January 1, 2000, respectively. The cost of consumer promotional merchandise was $234,000 and $93,000 for the thirteen week and twenty-six week periods ended December 30, 2000 and January 1, 2000, respectively. The pronouncement will be adopted during the fourth quarter of the fiscal year ending June 30, 2001.

     The EITF also issued EITF Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("Issue 00-22"). Issue 00-22 addresses the recognition and income statement classification of certain promotional sales incentives, in particular volume based sales incentives. The Company is evaluating this pronouncement. It is not expected to have a material impact on the result of operations or financial condition.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which was amended by SAB No. 101A in March 2000 and further amended by SAB No. 101B in June 2000. SAB No. 101, SAB No. 101A and SAB No. 101B are collectively referred to herein as "SAB 101". SAB 101 provides guidance on applying generally accepted accounting principles relative to revenue recognition in financial statements, and must be adopted no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. The Company will adopt the pronouncement during the fourth quarter of the fiscal year ending June 30, 2001. The Company is currently reviewing the provisions of SAB 101 to determine the impact on its revenue recognition policy. It is not expected to have a material impact on the result of operations or financial condition.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

3. Inventories:

     Inventories are stated at the lower of cost or market at December 30, 2000 and July 1, 2000 and consisted of the following (in thousands):

                                       December 30, 2000         July 1, 2000
                                       -----------------    -------------------

     Finished goods..................  $          13,370    $            30,811
     Raw materials...................              2,752                  2,969
                                       -----------------    -------------------
       Total inventories.............  $          16,122    $            33,780
                                       =================    ===================

4. Property and Equipment:

     Property and equipment is recorded at cost at December 30, 2000 and July 1, 2000 and consisted of the following (in thousands):

                                              December 30, 2000    July 1, 2000
                                              -----------------    ------------

     Land...................................  $             470    $        470
     Buildings and improvements.............              7,869           7,393
     Machinery and equipment................             25,026          22,495
     Computers..............................             11,665          11,375
     Construction in progress...............              2,841           4,280
                                              -----------------    ------------
       Total property and equipment.........             47,871          46,013
     Accumulated depreciation...............            (15,324)        (12,238)
                                              -----------------    ------------
       Property and equipment, net..........  $          32,547    $     33,775
                                              =================    ============
5. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                                                       Estimated
                                                                    December 30, 2000         July 1, 2000            Useful Lives
                                                                    -----------------       --------------          ---------------
     Tradenames.......................................              $         141,000       $      141,000              40 years
     Goodwill.........................................                        136,664              136,664              40 years
     Covenant not to compete..........................                         21,000               21,000              5 years
                                                                    -----------------       --------------
         Total intangible assets......................                        298,664              298,664
     Accumulated amortization.........................                        (32,497)             (26,926)
                                                                    -----------------       --------------
         Intangible assets, net.......................              $         266,167       $      271,738
                                                                    =================       ==============

6. Debt:

  Debt consisted of the following (in thousands):

                                                                     December  30, 2000            July 1, 2000
                                                                     -------------------        -------------------
     Term loan facility, due December 31, 2005...................    $           172,250        $           172,500
     Senior subordinated notes, due January 15, 2008.............                115,000                    115,000
     Revolving credit facility, due December 31, 2004............                 20,000                     40,000
                                                                     -------------------        -------------------
       Total debt................................................                307,250                    327,500
     Less current portion of long-term debt......................                 (1,250)                    (1,000)
                                                                     -------------------        -------------------
       Long-term debt............................................    $           306,000        $           326,500
                                                                     ===================        ===================

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

     The Company is the borrower under a credit agreement dated as of January 23, 1998, as amended, (the "Senior Credit Facilities"), which consists of (i) a $70.0 million seven-year revolving credit facility including $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility"). At December 30, 2000 the Company was not in compliance with certain financial ratios specified in the Senior Credit Facilities. As a result, on January 26, 2001 the Company secured an amendment to the Senior Credit Facilities (the "Amendment") which provided for, among other things, revised financial ratios with which the Company complied at December 30, 2000. Specifically, the Amendment changed the requirements of the leverage ratio and the interest rate coverage ratio for the three quarters ending prior to and including June 30, 2001. The Company also agreed to permanently reduce the Revolving Credit Facility from $70.0 million to $60.0 million.

     Also amended were the applicable interest rates. The interest rate on the Term Loan Facility was amended from LIBOR plus 3.75% to LIBOR plus 4.00%. The interest rates on the Revolving Credit Facility were amended from LIBOR plus 3.50%, with the swingline loan portion bearing interest at Prime plus 2.5% to LIBOR plus 3.75% and Prime plus 2.75%, respectively. These rates are subject to performance step downs based on the Company's leverage ratio. An amendment fee was paid to the banks consenting to the Amendment.

     The Company's senior subordinated notes (the "Notes") are due January 15, 2008 bearing interest of 8.75% per annum, payable January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes at December 30, 2000 was approximately $57.5 million. The fair market value of the Term Loan Facility and the Revolving Credit Facility at December 30, 2000 approximate the carrying value.

7. Other within Stockholders' Deficit:

     Other within Stockholders' Deficit consisted of the following (in thousands):

                                                    December 30, 2000           July 1, 2000
                                                    -----------------        -----------------
 Unearned compensation............................  $             (20)       $             (24)
 Subscription receivable..........................                 (5)                      (3)
                                                    -----------------        -----------------
  Total other.....................................  $             (25)       $             (27)
                                                    =================        =================

8. Derivative Instruments and Hedging Activities:

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

     Effective July 2, 2000 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133." SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. The

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation as a fair value hedge or a cash flow hedge. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Upon the Company's assessment of the derivatives and hedging activities as prescribed in SFAS 133, applicable financial derivative instruments include interest rate swap agreements and commodity future contracts. The Company had no commodity future contracts outstanding during the period ended December 30, 2000. The Company's interest rate swaps are designated as cash flow hedges. The Company believes the swaps have been effective in achieving the risk management objectives for which they were intended.

     The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2,003,000, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1,262,000 in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments, with the corresponding asset for the fair value of the interest rate swap agreement included in its respective classification of other current assets and other non-current assets. On November 9, 2000 the Company sold its interest rate swap positions for fair market gains of $873,000. Pursuant to SFAS 133, the gains on the interest rate swap agreements will remain in other comprehensive income and be reclassified as interest expense over the original terms of the interest rate swap agreements. The interest income in other comprehensive as of December 30, 2000 will be amortized through the period ending December 31, 2002.

     The Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedging transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions. An assessment is made at the hedging transaction's inception and on an ongoing basis to determine whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

     When it is determined that a derivative is not highly effective or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. This will occur when (1) offsetting changes in the fair value or cash flows of the hedged items are no longer effective; (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is redesignated as a hedged instrument, because it is unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedged instrument is no longer appropriate. When hedge accounting is discontinued because an interest rate swap qualifying as a cash flow hedge is liquidated or sold prior to maturity, the gain or loss on the interest rate swap at the time of termination remains in accumulated other comprehensive income and is recognized as an adjustment to interest expense over the original contract term. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

9. Discontinued Product Line

     In May 2000, the Company committed to a plan (the "Plan") to exit the retail lemonade liquid concentrate market as a result of disappointing ReaLemonade financial results. The Company plans to exit this market and complete the Plan during the fiscal year ending June 30, 2001. Costs incurred during the fiscal year ended July 1, 2000 related to the Plan totaled approximately $1,095,000, and were related to unfulfilled purchase commitments, impaired assets and other contractual obligations. Cash requirements of the Plan during the fiscal year ending June 30, 2001 were estimated to be approximately $630,000 with the reserve for the Plan as of December 30, 2000 totaling $289,000.

10. Other Information

     The Company was advised by GE Investment Private Placement Partners II, a Limited Partnership ("GE") and Warburg, Pincus Ventures, L.P. ("WP"), the Company's principal stockholders, that as of February 12, 2001, they each owned $14,000,000 in aggregate principal amount of Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Set forth below is a discussion of the financial condition and results of operations for the thirteen and twenty-six week periods ended December 30, 2000 and January 1, 2000. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth the results of operations as a percentage of net sales for the thirteen and twenty-six week periods ended December 30, 2000 and January 1, 2000.

                                                                          Results of Operations
                                           -----------------------------------------------------------------------------------
                                                Thirteen Week Period Ended                    Twenty-Six Week Period Ended
                                           December 30, 2000     January 1, 2000         December 30, 2000     January 1, 2000
                                           -----------------     ---------------         -----------------     ---------------
Net sales.............................                 100.0%              100.0%                    100.0%              100.0%
Cost of goods sold....................                  42.0                42.1                      43.7                46.1
                                           -----------------     ---------------         -----------------     ---------------
Gross margin..........................                  58.0                57.9                      56.3                53.9
Distribution expense..................                   4.2                 3.9                       5.0                 4.9
Marketing expense.....................                  25.9                25.7                      25.1                27.9
General and administrative expense....                   3.5                 2.5                       4.7                 3.8
Amortization of intangibles...........                   3.0                 2.8                       3.9                 3.6
                                           -----------------     ---------------         -----------------     ---------------
Operating income                                        21.4%               23.0%                     17.6%               13.7%
                                           =================     ===============         =================     ===============

Results of Operations

Thirteen Week Period ended December 30, 2000 ("second quarter 2001") and January 1, 2000 ("second quarter 2000") (Unaudited)

  Net Sales. The Company's net sales for second quarter 2001 were $92.7 million as compared to $98.3 million for second quarter 2000, a decrease of $5.6 million, or 5.7%. The table below sets forth the Company's net sales data for each of the Company's product lines for second quarter 2001 and second quarter 2000 (dollars in millions):

                                                                      Net Sales      Percentage        Net Sales      Percentage
                                                                       Second           Of              Second           Of
                                                                       Quarter         Total            Quarter         Total
Product Line                  Company's Principal Brands                2001         Net Sales           2000         Net Sales
--------------------------- ------------------------------------      --------       ----------      -----------      ---------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other.........       $    54.8          59.1%       $     58.8            59.8%
Lemon and lime juice          ReaLemon and ReaLime.............            17.0          18.3              18.0            18.3
Non-dairy creamer             Cremora, Cremora Royale and other            11.1          12.0              12.7            12.9
Shelf-stable eggnog           Borden...........................             4.7           5.1               3.9             4.0
Mincemeat pie filling         None Such........................             4.1           4.4               3.7             3.8
Acid neutralized coffee       Kava.............................             1.0           1.1               1.0             1.0
                                                                      ---------      --------        ----------       ---------
   Total net sales excluding ReaLemonade                                   92.7         100.0              98.1            99.8
Lemonade liquid concentrate   ReaLemonade......................              --            --               0.2             0.2
                                                                      ---------      --------        ----------       ---------
   Total net sales.............................................       $    92.7         100.0%       $     98.3           100.0%
                                                                      =========      ========        ==========       =========

  The decrease in net sales of $5.6 million in second quarter 2001 as compared to second quarter 2000 was primarily due to inventory reductions by a number of key retail customers. Inventory reductions by the key retail customers appeared to impact seasonal products in particular and were driven by a result of trade consolidation and relatively high inventory levels held by the customers in second quarter 2000. Consumer demand for the Company's products remained strong during second quarter 2001 as measured by syndicated data/1/ on supermarket sales of the Company's brands. Consumer volume sales of the Company's sweetened condensed milk brands through grocery and super-center channels, in aggregate, grew by 4.1% in the October 8, 2000 to December 31, 2000 twelve week period. Consumer volume sales for the ReaLemon and Cremora brands in the same channels for the October 8, 2000 to December 31, 2000 twelve week period increased by 7.2% and 4.3% respectively. Therefore, management believes that the healthy consumption growth on all of the Company's major brands in the second quarter 2001 is a positive trend and indicates that consumers purchased more of these products this holiday season compared to the prior year. However, the consumption increase was not reflected in the Company's quarterly shipments to grocery retailers this holiday season because many grocery retailers substantially reduced inventory levels, particularly on seasonal products. This reduction of inventory in the second quarter 2001 negatively impacted sales and shipments for these retail customers compared to the second quarter 2000 when grocery retailers' inventories were at much higher levels.

  Offsetting the decrease was an increase of shelf-stable eggnog and mincemeat pie filling primarily due to customer holiday orders being shipped this fiscal year in October as compared to orders being shipped in the prior fiscal year during September.

  Cost of Goods Sold. Cost of goods sold was $38.9 million for second quarter 2001 as compared to $41.4 million for second quarter 2000, a decrease of $2.5 million, or 6.0 %. The decrease of $2.5 million was primarily driven by the lower sales volume as described above. Expressed as a percentage of net sales, cost of goods sold for second quarter 2001 decreased to 42.0 % from 42.1% for second quarter 2000.

  Distribution Expense. Distribution expense was $3.9 million for second quarter 2001 as compared to $3.9 million for second quarter 2000. Expressed as a percentage of net sales, distribution expense for second quarter 2000 increased to 4.2% from 3.9% for second quarter 2000. The percentage increase was due to higher costs of delivery driven primarily by higher fuel costs.

  Marketing Expense. Marketing expense was $24.0 million for second quarter 2001 as compared to $25.3 million for second quarter 2000, a decrease of $1.3 million, or 5.1%. The decrease is due to $1.2 million of reduced marketing expense related to ReaLemonade. Expressed as a percentage of net sales, marketing expense for second quarter 2001 increased to 25.9% from 25.7% for second quarter 2000.

  General and Administrative ("G&A") Expense. Total G&A expense was $3.3 million for second quarter 2001 as compared to $3.0 million for second quarter 2000, an increase of $0.3 million, or 10%. Expressed as a percentage of net sales, G&A expense for second quarter 2001 increased to 3.5% from 3.0% for second quarter 2000. The increase in G&A expense was due primarily to higher information system costs and higher depreciation on computer equipment.

  Other Operating Income. In second quarter 2000, the Company recognized non-recurring income of $0.5 million for a product diversion lawsuit settlement against a wholesale customer.

  Amortization of Intangibles. Amortization of intangibles was $2.8 million for second quarter 2001 and second quarter 2000.

  Operating Income. Operating income was $19.8 million for second quarter 2001 as compared to $22.5 million for second quarter 2000, a decrease of $2.7 million, or 12.0%. Together with other factors discussed above, the Company's operating income decreased primarily due to lower sales volume that reflected the Company's customer initiatives to reduce retail trade inventory levels.

  Interest Expense. Net interest expense was $8.4 million for second quarter 2001 as compared to net interest expense of $8.1 million for second quarter 2000, an increase of $0.3 million. The increase was primarily due to higher interest rates during second quarter 2001.

  Income Taxes. The Company recorded income tax expense of $4.2 million for second quarter 2001 as

_____________________
/1/ Source of data is IRI Food database 12 week period ended December 31, 2000.

compared to a $5.1 million income tax expense for second quarter 2000.

Twenty-Six Week Period Ended December 30, 2000 ("first half 2001") and January 1, 2000 ("first half 2000") (Unaudited)

  Net Sales. The Company's net sales for first half 2001 were $143.9 million as compared to $153.5 million for first half 2000, a decrease of $9.6 million, or 6.3%. The table below sets forth the Company's net sales data for each of the Company's product lines for first half 2001 and first half 2000 (dollars in millions):

                                                                       Net Sales       Percentage       Net Sales     Percentage
                                                                         First             Of             First          Of
                                                                         Half             Total           Half          Total
Product Line                   Company's Principal Brand                 2001           Net Sales         2000         Net Sales
-------------------------- -----------------------------------        -----------      ----------      ----------     ----------
Sweetened condensed milk     Eagle Brand, Meadow Gold,
                             Magnolia, Star and other.........        $      79.8            55.4%     $     83.3           54.3%
Lemon and lime juice         ReaLemon and ReaLime.............               33.2            23.1            34.3           22.3
Non-dairy creamer            Cremora, Cremora Royale and
                             other............................               18.8            13.1            20.3           13.2%
Shelf-stable eggnog          Borden...........................                5.3             3.7             5.0            3.3
Mincemeat pie filling        None Such........................                4.8             3.3             4.7            3.1
Acid neutralized coffee      Kava.............................                1.8             1.3             1.9            1.2
                                                                      -----------      ----------      ----------     ----------
Total net sales excluding ReaLemonade.........................              143.7            99.9           149.5           97.4
Lemonade liquid concentrate  ReaLemonade......................                0.2             0.1             4.0            2.6
                                                                      -----------      ----------      ----------     ----------
Total net sales...............................................        $     143.9           100.0%     $    153.5          100.0%
                                                                      ===========      ==========      ==========     ==========

  A significant reason for the decrease in net sales was due to the $3.8 million of reduced net sales from the discontinued retail ReaLemonade product line. As stated in the Company's Annual Report on Form 10-K for the year ended July 1, 2000, the Company determined that it could not achieve the necessary financial return on the retail ReaLemonade product line and therefore, discontinued sales in the retail channel after the calendar year 2000 summer selling season. The decrease in net sales was also driven by inventory reduction by a number of key retail customers during second quarter 2001 as discussed above. The Company's U.S. foodservice/industrial sales channel showed improvement from first half 2000 primarily driven by increased non-dairy creamer sales to certain industrial customers.

  Cost of Goods Sold. Cost of goods sold was $62.9 million for first half 2001 as compared to $70.8 million for first half 2000, a decrease of $7.9 million, or 11.1%. Expressed as a percentage of net sales, cost of goods sold for first half 2001 decreased to 43.7% from 46.1% for first half 2000. The decrease is due primarily to a non-recurring charge in first half 2000 to reserve for obsolescence of ReaLemonade inventories related to inventory expiration. Excluding the results of retail ReaLemonade for first half 2001 and first half 2000, cost of goods sold was $62.8 million for first half 2001 as compared to $64.5 million for first half 2000, a decrease of $1.7 million, or 2.6%. Expressed as a percentage of net sales, excluding the results of retail ReaLemonade for the reported periods, cost of goods sold for first half 2001 increased to 43.7% from 43.1% for first half 2000 due to higher raw material costs, principally lemon concentrate used in production of lemon and lime juice products.

  Distribution Expense. Distribution expense was $7.2 million for first half 2001 as compared to $7.5 million for first half 2000, a decrease of $0.3 million, or 4.0%. Expressed as a percentage of net sales, distribution expense for first half 2001 increased to 5.0% from 4.9% for first half 2000. The decrease of $0.3 million reflected the reduced warehousing costs due to the lower levels of inventory, primarily from reduced retail ReaLemonade inventory.

  Marketing Expense. Marketing expense was $36.1 million for first half 2001 as compared to $42.8 million for first half 2000, a decrease of $6.7 million, or 15.7%. Expressed as a percentage of net sales, marketing expense for first half 2001 decreased to 25.1% from 27.9% for first half 2000. The decrease was driven by a reduction of $6.9 million in advertising, trade and consumer support related to the launch of ReaLemonade.

  G&A Expense. Total G&A expense was $6.8 million for first half 2001 as compared to $6.3 million for first half 2000, an increase of $0.5 million, or 7.9%. Expressed as a percentage of net sales, G&A expense for first half 2001 increased to 4.7% from 4.1% for first half 2000. The increase in G&A expense was due primarily to higher information system costs and higher depreciation on computer equipment.

  Other Operating Income. In first half 2000, the Company recognized non-recurring income of $0.5 million for a product diversion lawsuit settlement against a wholesale customer.

  Amortization of Intangibles. Amortization of intangibles was $5.6 million for first half 2001 and first half 2000.

  Operating Income. Operating income was $25.3 million for first half 2001 as compared to $21.0 million for first half 2000, an increase of $4.3 million, or 20.5%. Together with other factors discussed above, the increase in operating income was primarily due to a reduction of the investment in ReaLemonade.

  Interest Expense. Net interest expense was $17.1 million for first half 2001 as compared to net interest expense of $16.1 million for first half 2000, an increase of $1.0 million. The increase was primarily due to higher interest rates during first half 2001 as compared to first half 2000.

  Income Taxes. The Company recorded income tax expense of $3.1 million for first half 2001 as compared to a $1.8 million tax income expense for first half 2000.

Liquidity and Capital Resources

  Borrowings under the Term Loan Facility of the Senior Credit Facilities were $172.3 million and $172.5 million at December 30, 2000 and July 1, 2000, respectively. The Term Loan Facility matures $0.8 million in the remainder of fiscal year 2001 and fiscal year 2002, and $3.2 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2003 through 2006, respectively. In addition, the Senior Credit Facilities, which include the $60.0 million Revolving Credit Facility including a $10.0 million swingline loan maturing in 2004, of which $20 million and $40 million were outstanding at December 30, 2000 and July 1, 2000, respectively.

  At December 30, 2000 the Company was not in compliance with certain financial ratios specified in the Senior Credit Facilities. As a result, on January 26, 2001, the Company secured an Amendment which provided for, among other things, revised financial ratios with which the Company complied at December 30, 2000. With the Amendment, the requirements for the leverage ratio and the interest rate coverage ratio were changed for the three quarters ending prior to and including June 30, 2001. The interest rates were adjusted on the Term Loan from LIBOR plus 3.75% to LIBOR plus 4.00%, and on the revolving credit facility from LIBOR plus 3.50% with the swingline loan portion bearing interest at Prime plus 2.5% to LIBOR plus 3.75% and Prime plus 2.75%, respectively. The Company also agreed to permanently reduce the Revolving Credit Facility from $70.0 million to $60.0 million. An amendment fee was paid to the banks consenting to the Amendment.

  Interest payments on the Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. Borrowings under the Senior Credit Facilities bear interest at floating rates, as noted above, and require interest payments on varying dates. Interest rate swap agreements, which fixed the interest rates on $100 million of the Term Note Facility, were sold in November 2000 for fair market gains of $0.9 million.

  The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $1.9 million on capital projects in first half 2001 to fund expenditures at existing facilities and for information systems initiatives. The Company expects to spend approximately $3.4 million on capital projects in fiscal year 2001 to fund expenditures at existing facilities, information system initiatives and discretionary capital projects associated with new products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

  Net cash provided from operating activities for first half 2001 and first half 2000 was $31.1 million and $32.8 million, respectively. The decrease of $1.7 million of net cash provided from operating activities was due primarily to lower sales for first half 2001 as compared to first half 2000.

  Cash used in financing activities in first half 2001 and first half 2000 was $19.4 million and $29.4 million, respectively. Net payments of $20.0 million and $38.0 million for first half 2001 and first half 2000, respectively, represented the net change in the Revolving Credit Facility. The higher paydown of the Revolving Credit Facility in first half 2000 was due to $10.0 million received by Holdings from GE and WP in exchange for shares of a series of Holdings preferred stock and Holdings common stock.

  Management believes that cash generated from operations and borrowings under the Senior Credit Facilities will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

  The Company was advised by GE and WP, the Company's principal stockholders, that as of February 12, 2001, they each owned $14.0 million in aggregate principal amount of Notes.

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

  Effective July 2, 2000, the Company adopted SFAS 133. The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2.0 million, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1.3 million in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments. On November 9, 2000 the Company sold its interest rate swap positions for fair market gains of $0.9 million. Pursuant to SFAS 133, the gains on the interest rate swap agreements will remain in other comprehensive income and be reclassified as interest expense over the original terms of the interest rate swap agreements. The interest income in other comprehensive as of December 30, 2000 will be amortized through the period ending December 31, 2002.

Seasonality

  The Company's net sales, net income and cash flows are affected by a seasonal bias toward the second quarter of the fiscal year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 43% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Recently Issued Accounting Statements

  In May 2000, EITF issued EITF Issue No.00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify cost of coupons from marketing expense to net sales and the cost of consumer promotional merchandise from marketing expense to cost of goods sold, resulting in no impact to net income. The cost of coupons was $2.7 million for the thirteen week periods ended December 30, 2000 and January 1, 2000, and $2.9 million and $4.0 million for the twenty-six week periods ended December 30, 2000 and January 1, 2000, respectively. The cost of consumer promotional merchandise was $0.2 million and $0.1 million for the thirteen week and twenty-six week periods ended December 30, 2000 and January 1, 2000, respectively. The pronouncement will be adopted during the fourth quarter of the fiscal year ending June 30, 2001.

  The EITF also issued EITF Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("Issue 00-22"). Issue 00-22 addresses the recognition and income statement classification of certain promotional sales incentives, in particular volume based sales incentives. The Company is evaluating this pronouncement. It is not expected to have a material impact on the result of operations or financial condition.

  In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements", which was amended by SAB No. 101A in March 2000 and further amended by SAB No. 101B in June 2000. SAB No. 101, SAB No. 101A and SAB No. 101B are collectively referred to herein as "SAB 101". SAB 101 provides guidance on applying generally accepted accounting principles relative to revenue recognition in financial statements, and must be adopted no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. The Company will adopt the pronouncement during the fourth quarter of the fiscal year ending June 30, 2001. The Company is currently reviewing the provisions of SAB 101 to determine the impact on its revenue recognition policy. It is not expected to have a material impact on the result of operations or financial condition.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Interest Rates

  The following table presents descriptions of the financial instruments that were held by the Company at December 30, 2000 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. It does not enter into derivative financial instruments for speculative purposes.

  For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six month forward LIBOR rate. The fair value of the Company's debt is based on quoted market prices of comparable instruments or, if none available, on pricing models or formulas using current assumptions.

  All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

                                                                                                        Balance at
                                                                                                        December 30,       Fair
                                 2001        2002       2003        2004        2005      Thereafter       2000           Value
                               --------    --------   --------    --------    --------    ----------    ------------     ---------
Liabilities
 Fixed rate................                                                               $  115,000    $    115,000     $  57,500
 Average interest rate.....                                                                    8.750%          8.750%
 Variable rate.............     $   750     $   750    $ 3,250    $ 27,500    $ 80,000    $   80,000    $    192,250     $ 192,250
 Average interest rate.....      10.206%     10.206%    10.206%     10.206%     10.306%       10.225%        10.2267%

  Milk Hedging

  The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. During the quarter ended December 30, 2000, the Company had no outstanding milk futures contracts.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.1 Credit Agreement, dated January 23, 1998, by and among Holdings, Eagle, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998, as amended by Amendment No. 2, dated November 30, 1998, as amended by Amendment No. 3, dated June 30, 1999, as amended by Amendment No. 4, dated June 29, 2000, and as amended by Amendment No. 5 dated January 26, 2001.

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

                                EAGLE FAMILY FOODS HOLDINGS, INC.

                                EAGLE FAMILY FOODS, INC.


                                By: /s/ John O'C. Nugent
                                    --------------------
                                    John O'C. Nugent
                                    President and Chief Executive Officer



                                By: /s/ Craig A. Steinke
                                    --------------------
                                    Craig A. Steinke
                                    Chief Financial Officer and Senior Vice
                                    President of Operations



Date: February 12, 2001

                                 EXHIBIT INDEX

 4.1 Credit Agreement, dated January 23, 1998, by and among Holdings, Eagle, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998, as amended by Amendment No. 2, dated November 30, 1998, as amended by Amendment No. 3, dated June 30, 1999, as amended by Amendment No. 4, dated June 29, 2000, and as amended by Amendment No. 5 dated January 26, 2001.

27.1  Financial Data Schedule of Eagle Family Foods Holdings, Inc.

27.2  Financial Data Schedule of Eagle Family Foods, Inc.