Form 10-Q
period 2001-03-31
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2001-05-11
CIK 1054040, 1059761

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q
(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       or
[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to
                                                  ----    ----

               Commission file numbers 333-50305 and 333-50305-01
                               ------------------

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

                            Yes [X]       No [_]

     As of May 11, 2001, there were 1,116,704 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                                TABLE OF CONTENTS


Part I - Financial Information


     Item 1.  Financial Statements                                                                                      Page
                                                                                                                        ----
     Eagle Family Foods, Inc.

     Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the thirteen and thirty-nine
     week periods ended March 31, 2001 and April 1, 2000..........................................................        3

     Eagle Family Foods, Inc. Balance Sheets as of  March 31, 2001 and July 1, 2000...............................        4

     Eagle Family Foods, Inc. Statements of Cash Flows for the thirty-nine week periods ended March 31, 2001
     and April 1, 2000............................................................................................        5

     Eagle Family Foods Holdings, Inc.

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss for the
     thirteen and thirty-nine week periods ended March 31, 2001 and April 1, 2000.................................        6

     Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of March 31, 2001 and July 1, 2000..........        7

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirty-nine week periods
     ended  March 31, 2001 and  April 1, 2000.....................................................................        8

     Notes to the Financial Statements............................................................................        9

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............       13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................       19

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K....................................................................       20


                          Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

                            EAGLE FAMILY FOODS, INC.
                 Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)
                                   (Unaudited)


                                                            Thirteen Week Period Ended         Thirty-Nine Week Period Ended
                                                       ------------------------------------ ------------------------------------
                                                         March 31, 2001     April 1, 2000     March 31, 2001     April 1, 2000
                                                       ------------------ ----------------- ------------------ -----------------
Net sales ........................................       $       31,932    $       29,975     $      175,847    $      183,493
Cost of goods sold ...............................               17,029            15,091             79,892            85,889
                                                          --------------    --------------     --------------    --------------
   Gross margin ..................................               14,903            14,884             95,955            97,604
Distribution expense .............................                2,911             2,886             10,146            10,356
Marketing expense ................................                7,917             8,173             44,018            50,929
General and administrative expense ...............                3,424             3,686             10,190            10,004
Amortization of intangibles ......................                2,789             2,789              8,367             8,367
Other operating income ...........................                   --               709                 --             1,212
                                                          --------------    --------------     --------------    --------------
   Operating income (loss) .......................               (2,138)           (1,941)            23,234            19,160
Interest expense, net ............................                8,160             7,574             25,209            23,633
                                                          --------------    --------------     --------------    --------------
   Loss before income taxes ......................              (10,298)           (9,515)            (1,975)           (4,473)
Income tax benefit ...............................               (3,789)           (4,660)              (688)           (2,875)
                                                          --------------    --------------     --------------    --------------
   Net loss ......................................       $       (6,509)   $       (4,855)    $       (1,287)   $       (1,598)
                                                          ==============    ==============     ==============    ==============
Other comprehensive income (loss):
   Cash flow hedges -
     Cumulative effect of accounting change
       (net of  tax of $741) .....................                   --                --              1,262                --
     Change in fair value of financial derivatives
       (net of tax of $381) ......................                   --                --               (712)               --
     Reclassification to interest expense
       (net of tax of $33 and $96) ...............                  (56)               --               (163)               --
   Foreign translation adjustment ................                  (43)              (10)               (79)             (221)
                                                          --------------    --------------     --------------    --------------
   Comprehensive loss ............................       $       (6,608)   $       (4,865)    $         (979)   $       (1,819)
                                                          ==============    ==============     ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)


                                                                                           March 31, 2001         July 1, 2000
                                                                                         ------------------     ----------------
                                   Assets                                                   (Unaudited)
Current assets
   Cash and cash equivalents .......................................................       $          614        $        1,197
   Acccounts receivable ............................................................               12,268                15,106
   Inventories .....................................................................               25,830                33,780
   Other current assets ............................................................                  975                 1,279
   Intercompany receivable .........................................................                  423                   423
                                                                                            --------------        --------------
     Total current assets ..........................................................               40,110                51,785
Property and equipment, net ........................................................               31,918                33,775
Note receivable from related party .................................................                  332                   308
Intangibles, net ...................................................................              263,382               271,738
Deferred income taxes ..............................................................               31,302                30,795
Other noncurrent assets ............................................................                8,265                 8,269
                                                                                            --------------        --------------
Total assets .......................................................................       $      375,309        $      396,670
                                                                                            ==============        ==============

                    Liabilities and Stockholder's Equity
Current liabilities
   Current portion of long-term debt ...............................................       $        1,000        $        1,000
   Accounts payable ................................................................                8,207                12,015
   Other accrued liabilities .......................................................                4,987                 8,232
   Accrued interest ................................................................                6,472                 8,951
                                                                                            --------------        --------------
     Total current liabilities .....................................................               20,666                30,198

Long-term debt .....................................................................              315,650               326,500

Stockholder's equity
   Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding ........................................................                    1                     1
Additional paid-in capital .........................................................               92,500                92,500
Accumulated deficit ................................................................              (53,826)              (52,539)
Accumulated other comprehensive income .............................................                  318                    10
                                                                                            --------------        --------------
     Total stockholder's equity ....................................................               38,993                39,972
                                                                                            --------------        --------------
Total liabilities and stockholder's equity .........................................       $      375,309        $      396,670
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

                            EAGLE FAMILY FOODS, INC.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                               Thirty-Nine Week Period Ended
                                                                                            ------------------------------------
                                                                                              March 31, 2001     April 1, 2000
                                                                                            ------------------ -----------------
Cash flows from (used in) operating activities:
   Net loss ........................................................................          $      (1,287)     $      (1,598)
   Adjustments to reconcile net loss to net cash from (used in) operating activities:
     Depreciation and amortization .................................................                 13,043             13,595
     Amortization of deferred financing costs ......................................                  1,530              1,356
     Loss on retirement of fixed assets ............................................                     32                 35
     Deferred taxes ................................................................                   (507)            (2,918)
   Net change in assets and liabilities:
     Accounts receivable ...........................................................                  2,838              9,719
     Inventories ...................................................................                  7,950             13,949
     Accounts payable ..............................................................                 (3,808)            (7,877)
     Other assets ..................................................................                   (518)             2,901
     Other liabilities .............................................................                 (5,393)            (8,935)
                                                                                               -------------      -------------
Cash from operating activities .....................................................                 13,880             20,227

Cash from (used in) investing activities:
   Capital expenditures ............................................................                 (2,874)            (3,131)
   Repayment of notes and interest receivable ......................................                     --                 50
                                                                                               -------------      -------------
   Cash used in investing activities ...............................................                 (2,874)            (3,081)

Cash from (used in) financing activities:
   Payments under revolving credit facility ........................................                (63,200)           (68,800)
   Borrowings under revolving credit facility ......................................                 53,100             43,100
   Proceeds from sale of interest rate swap agreements .............................                    873                 --
   Payments under term loan facility ...............................................                   (750)              (750)
   Capital contribution ............................................................                     --             10,000
   Other financing costs ...........................................................                 (1,612)              (859)
                                                                                               -------------      -------------
   Cash used in financing activities ...............................................                (11,589)           (17,309)

Decrease in cash and cash equivalents ..............................................                   (583)              (163)
Cash and cash equivalents at beginning of period ...................................                  1,197                972
                                                                                               -------------      -------------
Cash and cash equivalents at end of period .........................................          $         614      $         809
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

                        EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)
                                   (Unaudited)


                                                          Thirteen Week Period Ended            Thirty-Nine Week Period Ended
                                                     -------------------------------------  -------------------------------------
                                                       March 31, 2001      April 1, 2000      March 31, 2001      April 1, 2000
                                                     ------------------  -----------------  ------------------  -----------------
Net sales .........................................    $       31,932     $       29,975      $      175,847     $      183,493
Cost of goods sold ................................            17,029             15,091              79,892             85,889
                                                        -------------      -------------       -------------      -------------
   Gross margin ...................................            14,903             14,884              95,955             97,604
Distribution expense ..............................             2,911              2,886              10,146             10,356
Marketing expense .................................             7,917              8,173              44,018             50,929
General and administrative expense ................             3,427              3,690              10,197             10,023
Amortization of intangibles .......................             2,789              2,789               8,367              8,367
Other operating income ............................                --                709                  --              1,212
                                                        --------------     --------------      --------------     --------------
   Operating income (loss) ........................            (2,141)            (1,945)             23,227             19,141
Interest expense, net .............................             8,160              7,574              25,209             23,633
                                                        --------------     --------------      --------------     --------------
   Loss before income taxes .......................           (10,301)            (9,519)             (1,982)            (4,492)
Income tax benefit ................................            (3,789)            (4,660)               (688)            (2,875)
                                                        --------------     --------------      --------------     --------------
   Net loss .......................................    $       (6,512)    $       (4,859)     $       (1,294)    $       (1,617)
                                                        ==============     ==============      ==============     ==============
Other comprehensive income (loss):
    Cash flow hedges -
      Cumulative effect of accounting change
       (net of  tax of $741) ......................                --                 --               1,262                 --
      Change in fair value of financial derivatives
       (net of tax of $381) .......................                --                 --                (712)                --
      Reclassification to interest expense
       (net of tax of $33 and $96) ................               (56)                --                (163)                --
    Foreign translation adjustment ................               (43)               (10)                (79)              (221)
                                                        --------------     --------------      --------------     --------------
    Comprehensive loss ............................    $       (6,611)    $       (4,869)     $         (986)    $       (1,838)
                                                        ==============     ==============      ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
                           Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                           March 31, 2001      July 1, 2000
                                                                                         ------------------  ----------------
                                  Assets                                                     (Unaudited)
Current assets
   Cash and cash equivalents .....................................................         $          614    $        1,197
   Accounts receivable ...........................................................                 12,268            15,106
   Inventories ...................................................................                 25,830            33,780
   Other current assets ..........................................................                    975             1,279
                                                                                            --------------    --------------
     Total current assets ........................................................                 39,687            51,362
Property and equipment, net ......................................................                 31,918            33,775
Intangibles, net .................................................................                263,382           271,738
Deferred income taxes ............................................................                 31,302            30,795
Other noncurrent assets ..........................................................                  8,265             8,269
                                                                                            --------------    --------------
Total assets .....................................................................         $      374,554    $      395,939
                                                                                            ==============    ==============

                   Liabilities and Stockholders' Deficit
Current liabilities
   Current portion of long-term debt .............................................         $        1,000    $        1,000
   Accounts payable ..............................................................                  8,207            12,015
   Other accrued liabilities .....................................................                  4,987             8,232
   Accrued interest ..............................................................                  6,472             8,951
                                                                                            --------------    --------------
     Total current liabilities ...................................................                 20,666            30,198

Long-term debt ...................................................................                315,650           326,500

Redeemable preferred stock, 1,000,000 shares authorized:
   Series A preferred stock, $100 stated value, 816,750 shares issued and
     outstanding, at redemption value ............................................                111,460           103,616
   Treasury stock, 3,438 shares, at cost .........................................                   (423)             (423)
   Subscription receivable .......................................................                   (326)             (305)
                                                                                            --------------    --------------
                                                                                                  110,711           102,888
   Series B preferred stock, $100,000 stated value, 99 shares issued and
     outstanding, at redemption value ............................................                 11,478            10,667
                                                                                            --------------    --------------
     Total redeemable preferred stock ............................................                122,189           113,555

Stockholders' deficit
   Common stock $0.01 par value, 1,200,000 shares authorized, 1,116,704
     and 1,063,559 shares issued and outstanding, respectively ...................                     11                11
   Additional paid-in capital ....................................................                  1,001             1,001
   Accumulated deficit ...........................................................                (85,258)          (75,309)
   Accumulated other comprehensive income ........................................                    318                10
   Other .........................................................................                    (23)              (27)
                                                                                            --------------    --------------
     Total stockholders' deficit .................................................                (83,951)          (74,314)
                                                                                            --------------    --------------
Total liabilities and stockholders' deficit ......................................         $      374,554    $      395,939
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

                        EAGLE FAMILY FOODS HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                                  Thirty-Nine Week Period Ended
                                                                                              -------------------------------------
                                                                                                March 31, 2001      April 1, 2000
                                                                                              ------------------  -----------------
Cash flows from (used in) operating activities:
   Net loss ..............................................................................       $      (1,294)     $      (1,617)
   Adjustments to reconcile net loss to net cash from (used in) operating activities:
     Depreciation and amortization .......................................................              13,050             13,614
     Amortization of deferred financing costs ............................................               1,530              1,356
     Loss on retirement of fixed assets ..................................................                  32                 35
     Deferred taxes ......................................................................                (507)            (2,918)
   Net change in assets and liabilities:
     Accounts receivable .................................................................               2,838              9,719
     Inventories .........................................................................               7,950             13,949
     Accounts payable ....................................................................              (3,808)            (7,877)
     Other assets ........................................................................                (518)             2,901
     Other liabilities ...................................................................              (5,393)            (8,935)
                                                                                                  -------------      -------------
   Cash from operating activities ........................................................              13,880             20,227

Cash from (used in) investing activities:
   Capital expenditures ..................................................................              (2,874)            (3,131)
   Repayment of subscription and interest receivable .....................................                  --                 50
                                                                                                  -------------      -------------
   Cash used in investing activities .....................................................              (2,874)            (3,081)

Cash from (used in) financing activities:
   Payments under revolving credit facility ..............................................             (63,200)           (68,800)
   Borrowings under revolving credit facility ............................................              53,100             43,100
   Proceeds from sale of interest rate swap agreements ...................................                 873                 --
   Payments under term loan facility .....................................................                (750)              (750)
   Issuance of Series B Preferred Stock and Common Stock .................................                  --             10,000
   Other financing costs .................................................................              (1,612)              (859)
                                                                                                  -------------      -------------
   Cash used in financing activities .....................................................             (11,589)           (17,309)

Decrease in cash and cash equivalents ....................................................                (583)              (163)
Cash and cash equivalents at beginning of period .........................................               1,197                972
                                                                                                  -------------      -------------
Cash and cash equivalents at end of period ...............................................       $         614      $         809
                                                                                                  =============      =============


Supplemental disclosure:
   Non-cash financing activities included dividends accrued on redeemable
     preferred stock .....................................................................       $       8,655      $       7,672
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

     The financial statements as of March 31, 2001 and April 1, 2000 and for the thirteen and thirty-nine week periods ended March 31, 2001 and April 1, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended July 1, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Issued Accounting Statements:

     In May 2000, Financial Accounting Standards Board Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales and the cost of consumer promotional merchandise from marketing expense to cost of goods sold, resulting in no impact to net income. The coupon redemption costs for the thirteen week periods ended March 31, 2001 and April 1, 2000 were minimal. For the thirty-nine week periods ended March 31, 2001 and April 1, 2000, coupon redemption costs were $2,936,000 and $3,864,000, respectively. The cost of consumer promotional merchandise was $234,000 and $93,000 for the thirty-nine week periods ended March 31, 2001 and April 1, 2000, respectively. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which was amended by SAB No. 101A in March 2000 and further amended by SAB No. 101B in June 2000. SAB No. 101, SAB No. 101A and SAB No. 101B are collectively referred to herein as "SAB 101". SAB 101 provides guidance on applying generally accepted accounting principles relative to revenue recognition in financial statements, and must be adopted no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. The Company will adopt the pronouncement during the fourth quarter of the fiscal year ending June 30, 2001. The Company is currently reviewing the provisions of SAB 101 to determine the impact on its revenue recognition policy. It is not expected to have a material impact on its results of operations or financial condition.

     The EITF issued EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("Issue 00-25"). Issue 00-25 addresses the income statement classification of certain considerations from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such considerations include, but are not limited to slotting fees, cooperative advertising programs, and buydown programs. Upon the adoption of Issue 00-25, the Company will reclassify the expenses from marketing expense to net sales, resulting in no impact to net income. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                        Notes to the Financial Statements
                                   (Unaudited)

3. Inventories:

     Inventories are stated at the lower of cost or market at March 31, 2001 and July 1, 2000 and consisted of the following (in thousands):

                                               March 31, 2001     July 1, 2000
                                               --------------     -------------

Finished goods ............................     $     23,097      $     30,811
Raw materials .............................            2,733             2,969
                                                 ------------      ------------
   Total inventories ......................     $     25,830      $     33,780
                                                 ============      ============

4. Property and Equipment:

     Property and equipment is recorded at cost at March 31, 2001 and July 1, 2000 and consisted of the following (in thousands):

                                              March 31, 2001      July 1, 2000
                                              --------------      ------------

Land ......................................   $         470      $         470
Buildings and improvements ................           7,919              7,393
Machinery and equipment ...................          25,025             22,495
Computers .................................          11,858             11,375
Construction in progress ..................           3,549              4,280
                                               -------------      -------------
    Total property and equipment ..........          48,821             46,013
Accumulated depreciation ..................         (16,903)           (12,238)
                                               -------------      -------------
    Property and equipment, net ...........   $      31,918      $      33,775
                                               =============      =============

5. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                    Estimated
                                               March 31, 2001     July 1, 2000     Useful Lives
                                               --------------    --------------  ----------------

Tradenames ..............................     $      141,000    $      141,000         40 years
Goodwill ................................            136,664           136,664         40 years
Covenant not to compete .................             21,000            21,000          5 years
                                               --------------    --------------
    Total intangible assets .............            298,664           298,664
Accumulated amortization ................            (35,282)          (26,926)
                                               --------------    --------------
    Intangible assets, net ..............     $      263,382    $      271,738
                                               ==============    ==============

6. Debt:

Debt consisted of the following (in thousands):

                                                                          March 31, 2001         July 1, 2000
                                                                        -------------------   -------------------

Term loan facility, due December 31, 2005............................   $        171,750      $        172,500
Senior subordinated notes, due January 15, 2008......................            115,000               115,000
Revolving credit facility, due December 31, 2004.....................             29,000                40,000
Revolving credit facility swingline loan due December 31, 2004.......                900                    --
                                                                        -----------------------------------------
    Total debt.......................................................            316,650               327,500
Less current portion of long-term debt...............................             (1,000)               (1,000)
                                                                        ------------------    -------------------
    Long-term debt...................................................   $        315,650      $        326,500
                                                                        ==================    ===================

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

     The Company is the borrower under a credit agreement, dated as of January 23, 1998, as amended, which consists of (i) a $60.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility"). The interest rate on the Term Loan Facility is LIBOR plus 4.00%. The interest rate on the Revolving Credit Facility is LIBOR plus 3.75%, and the interest rate on the swingline loan portion is the Prime rate plus 2.75%. These rates are subject to performance step downs based on the Company's leverage ratios.

     The Company's senior subordinated notes (the "Notes") are due January 15, 2008 bearing interest of 8.75% per annum, payable January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes at March 31, 2001 was approximately $65.6 million. The fair market value of the Term Loan Facility and the Revolving Credit Facility at March 31, 2001 approximate the carrying value.

7. Other Within Holdings Stockholders' Deficit:

     Other Within Holdings Stockholders' Deficit consisted of the following (in thousands):

                                                                               March 31, 2001           July 1, 2000
                                                                              ------------------       ----------------
       Unearned compensation..........................................       $             (17)       $           (24)
       Subscription receivable .......................................                      (6)                    (3)
                                                                              ------------------       ----------------
         Total other..................................................       $             (23)       $           (27)
                                                                              ==================       ================

8. Derivative Instruments and Hedging Activities:

     The Company has used derivative instruments to manage or reduce market risk for interest rates and commodity prices. The Company's strategy on utilizing derivative instruments has been to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt and commodity price volatility associated with purchases of milk, a key ingredient in the production of sweetened condensed milk. The derivative activities are authorized by the Company's Board of Directors and are executed and monitored by the Company's Chief Financial Officer. The Company limits the interest rate swap agreements to 50% of its outstanding debt and limits the hedging activity for milk to no greater than its annual sweetened condensed milk production.

     Effective July 2, 2000 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133." SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation as a fair value hedge or a cash flow hedge. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedging effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Upon the Company's assessment of the derivatives and hedging activities as prescribed in SFAS 133, applicable financial derivative instruments include interest rate swap agreements and commodity future contracts. The Company had no commodity future contracts outstanding at adoption date, July 2, 2000, or during the thirty-nine week period ended March 31, 2001. The Company's interest rate swaps outstanding at adoption date, July 2, 2000, were designated as cash flow hedges.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


     The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2,003,000, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1,262,000 in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments, with the corresponding assets for the fair value of the interest rate swap agreements included in their respective classifications of other current assets and other non-current assets. On November 9, 2000, the Company sold its interest rate swap positions for fair market gains of $873,000. Pursuant to SFAS 133, the gains on the interest rate swap agreements will remain in other comprehensive income and be reclassified as interest expense over the original terms of the interest rate swap agreements. The interest income in other comprehensive income as of December 30, 2000 will be amortized through the period ending December 31, 2002.

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

9. Discontinued Product Line

     In May 2000, the Company committed to a plan (the "Plan") to exit the retail lemonade liquid concentrate market as a result of disappointing ReaLemonade financial results. The Company is expected to complete the Plan during the fiscal year ending June 30, 2001. The remaining cash requirements of the Plan as of March 31, 2001 totaled approximately $223,000 and relate primarily to contractual obligations.

10. Other Information

     The Company was advised by GE Investment Private Placement Partners II, a Limited Partnership ("GE") and Warburg, Pincus Ventures, L.P. ("WP"), the Company's principal stockholders, that as of May 10, 2001, they each owned $14,000,000 in aggregate principal amount of Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Set forth below is a discussion of the financial condition and results of operations for the thirteen and thirty-nine week periods ended March 31, 2001 and April 1, 2000. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth the results of operations as a percentage of net sales for the thirteen and thirty-nine week periods ended March 31, 2001 and April 1, 2000.

                                                                          Results of Operations
                                              -------------------------------------     ------------------------------------
                                                   Thirteen Week Period Ended              Thirty-Nine Week Period Ended
                                              -------------------------------------     ------------------------------------

                                              March 31, 2001       April 1, 2000       March 31, 2001       April 1, 2000
                                            -------------------  ------------------   ------------------   -----------------
  Net sales..............................               100.0 %             100.0 %              100.0 %             100.0 %
  Cost of goods sold.....................                53.3                50.4                 45.4                46.8
                                            -------------------  ------------------   ------------------   -----------------
  Gross margin...........................                46.7                49.6                 54.6                53.2
  Distribution expense...................                 9.1                 9.6                  5.7                 5.6
  Marketing expense......................                24.8                27.3                 25.0                27.8
  General and administrative expense.....                10.7                12.3                  5.8                 5.5
  Other operating income.................                  --                 2.4                   --                 0.7
  Amortization of intangibles............                 8.8                 9.3                  4.8                 4.6
                                            -------------------  ------------------   ------------------   -----------------
  Operating income                                       (6.7)%              (6.5)%               13.3 %              10.4 %
                                            ===================  ==================   ==================   =================


Results of Operations

Thirteen Week Period ended March 31, 2001 ("third quarter 2001") and April 1, 2000 ("third quarter 2000") (Unaudited)

     Net Sales. The Company's net sales for third quarter 2001 were $31.9 million as compared to $30.0 million for third quarter 2000, an increase of $1.9 million, or 6.3%. The table below sets forth the Company's net sales data for each of the Company's product lines for third quarter 2001 and third quarter 2000 (dollars in millions):

                                                                      Net Sales   Percentage        Net Sales  Percentage
                                                                        Third         Of              Third        Of
                                                                       Quarter       Total           Quarter      Total
         Product Line              Company's Principal Brands            2001      Net Sales          2000      Net Sales
--------------------------------------------------------------------  ----------- ------------     ---------------------------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other.............  $     10.5         32.7 %    $       8.5        28.3 %
Lemon and lime juice          ReaLemon and ReaLime.................        12.4         39.0             11.7        39.0
Non-dairy creamer             Cremora, Cremora Royale and other             8.8         27.6              8.6        28.7
Shelf-stable eggnog           Borden...............................        (0.3)        (0.9)               *          --
Mincemeat pie filling         None Such............................        (0.1)        (0.3)             0.1         0.3
Acid neutralized coffee       Kava.................................         0.9          2.8              0.9         3.0
                                                                      ----------- ------------     ------------------------
    Total net sales, excluding ReaLemonade.....................            32.2        100.9             29.8        99.3
Lemonade liquid concentrate   ReaLemonade..........................        (0.3)        (0.9)             0.2         0.7
                                                                      ----------- ------------     ------------------------
   Total net sales.................................................  $     31.9        100.0 %    $      30.0       100.0 %
                                                                      =========== ============     ========================

------------------
* Amount between $0 and $0.1 million.

     The increase in net sales of $1.9 million in third quarter 2001 as compared to third quarter 2000 was primarily due to an increase of $2.0 million in sweetened condensed milk net sales. There was both distribution and retail consumer consumption growth in the Company's sweetened condensed milk Hispanic brands and private label, as well as an increase in

Eagle Brand sweetened condensed milk retail consumer consumption. Retail consumer volume sales of the Company's sweetened condensed milk brands through grocery and super-center channels increased by 3.4%/1/ for the January 1, 2001 to March 25, 2001 twelve-week period. In addition, retail consumer consumption on the regular Cremora non-dairy creamer line increased 8.3%/1/ for the same period. As a result of the increase in retail consumption, inventory levels at the retailers diminished, requiring a corresponding increase in replenishment shipments.

     Cost of Goods Sold. Cost of goods sold was $17.0 million for third quarter 2001 as compared to $15.1 million for third quarter 2000, an increase of $1.9 million, or 12.6%. Expressed as a percentage of net sales, cost of goods sold for third quarter 2001 increased to 53.3% from 50.4% for third quarter 2000. This increase was due to higher raw material costs, principally lemon concentrate used in production of lemon juice products.

     Distribution Expense. Distribution expense was $2.9 million for third quarter 2001 and third quarter 2000. Expressed as a percentage of net sales, distribution expense for third quarter 2001 decreased to 9.1% from 9.6% for third quarter 2000, primarily as a result of expenses associated with the discontinued retail ReaLemonade product line.

     Marketing Expense. Marketing expense was $7.9 million for third quarter 2001 as compared to $8.2 million for third quarter 2000, a decrease of $0.3 million, or 3.7%. Expressed as a percentage of net sales, marketing expense for third quarter 2001 decreased to 24.8% from 27.3% for third quarter 2000. The decrease was due to a reduction of $0.7 million in advertising, trade and consumer support as the ReaLemonade product line was discontinued. This is offset, in part, by an increase in trade spending for sweetened condensed milk to support the growth in the Hispanic brands.

     General and Administrative ("G&A") Expense. Total G&A expense was $3.4 million for third quarter 2001 as compared to $3.7 million for third quarter 2000, a decrease of $0.3 million, or 8.1%. Expressed as a percentage of net sales, G&A expense for third quarter 2001 decreased to 10.7% from 12.3% for third quarter 2000.

     Other Operating Income. The Company recognized $0.7 million during third quarter 2000, primarily for a business interruption claim against a supplier for defective packaging materials.

     Amortization of Intangibles. Amortization of intangibles was $2.8 million for third quarter 2001 and third quarter 2000.

     Operating Loss. The Company's operating loss was $2.1 million for third quarter 2001 as compared to $2.0 million for third quarter 2000, an increase of $0.1 million, or 5.0%. The Company's operating loss increased primarily due to the higher raw material costs, as mentioned above.

     Interest Expense. Net interest expense was $8.1 million for third quarter 2001 as compared to net interest expense of $7.6 million for third quarter 2000, an increase of $0.5 million. The increase was primarily due to higher interest rates during third quarter 2001.

     Income Taxes. The Company recorded income tax benefit of $3.8 million for third quarter 2001 as compared to a $4.7 million income tax benefit for third quarter 2000. In third quarter 2000, the Company revised its previous estimates for state net operating loss carry forwards and recorded a $1.3 million accumulated tax benefit.


---------------------------
/1/ Information Resource, Inc. market data: 12 weeks ended March 25, 2001.

Thirty-Nine Week Period Ended March 31, 2001 ("year to date 2001") and April 1, 2000 ("year to date 2000") (Unaudited)

     Net Sales. The Company's net sales for year to date 2001 were $175.8 million as compared to $183.5 million for year to date 2000, a decrease of $7.7 million, or 4.2%. The table below sets forth the Company's net sales data for each of the Company's product lines for year to date 2001 and year to date 2000 (dollars in millions):

                                                                       Net Sales  Percentage        Net Sales   Percentage
                                                                        Year to       Of             Year to        Of
                                                                          Date       Total             Date        Total
         Product Line              Company's Principal Brands             2001     Net Sales           2000      Net Sales
--------------------------------------------------------------------  ----------- ------------     ------------ ---------------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other.............  $      90.3        51.4%     $       91.8         50.0%
Lemon and lime juice          ReaLemon and ReaLime.................         45.6        25.9              46.0         25.1
Non-dairy creamer             Cremora, Cremora Royale and other             27.6        15.7              28.9         15.8
Shelf-stable eggnog           Borden...............................          5.0         2.9               5.0          2.7
Mincemeat pie filling         None Such............................          4.7         2.7               4.8          2.6
Acid neutralized coffee       Kava.................................          2.7         1.5               2.8          1.5
                                                                      ----------- ------------     ------------ ------------
    Total net sales, excluding ReaLemonade.......................          175.9       100.1             179.3         97.7
Lemonade liquid concentrate   ReaLemonade..........................         (0.1)       (0.1)              4.2          2.3
                                                                      ----------- ------------     ------------ ------------
   Total net sales..............................................     $     175.8       100.0 %    $      183.5        100.0%
                                                                      =========== ============     ============ ============

     A significant reason for the decrease in net sales was due to a decrease of $4.3 million in the discontinued retail ReaLemonade product line. As stated in the Company's Annual Report on Form 10-K for the year ended July 1, 2000, the Company determined that it could not achieve the necessary financial return on the retail ReaLemonade product line and therefore discontinued sales in the retail channel after the calendar year 2000 summer selling season.

     Also, net sales decreased in year to date 2001 from year to date 2000 due to inventory reductions by a number of key retail customers who initiated supply chain efficiency programs. This reduction of retailer inventories during the second quarter ended December 30, 2000 was accentuated in comparison to the second quarter ended January 1, 2000 when many retailers were building safety stocks in anticipation of potentional supply disruptions caused by the impact of Year 2000 issues.

     Cost of Goods Sold. Cost of goods sold was $79.9 million for year to date 2001 as compared to $85.9 million for year to date 2000, a decrease of $6.0 million, or 7.0%. Expressed as a percentage of net sales, cost of goods sold for year to date 2001 decreased to 45.4% from 46.8% for year to date 2000. Cost of goods sold as a percentage of net sales was higher in year to date 2000 primarily due to a non-recurring charge in year to date 2000 to reserve for obsolescence of ReaLemonade inventories related to inventory expiration. Excluding the results of retail ReaLemonade for year to date 2001 and year to date 2000, cost of goods sold was $79.8 million for year to date 2001 as compared to $79.6 million for year to date 2000, an increase of $0.2 million, or 0.3%. Expressed as a percentage of net sales, excluding the results of retail ReaLemonade for the reported periods, cost of goods sold for year to date 2001 increased to 45.3% from 44.4% for year to date 2000 due to higher raw material costs, principally lemon concentrate used in production of lemon juice products.

     Distribution Expense. Distribution expense was $10.1 million for year to date 2001 as compared to $10.4 million for year to date 2000, a decrease of $0.3 million, or 2.9%. Expressed as a percentage of net sales, distribution expense for year to date 2001 increased to 5.7% from 5.6% for year to date 2000. The decrease reflected the reduced warehousing costs due to the lower levels of inventory, primarily from reduced retail ReaLemonade inventory, offset by higher transportation costs.

     Marketing Expense. Marketing expense was $44.0 million for year to date 2001 as compared to $50.9 million for year to date 2000, a decrease of $6.9 million, or 13.6%. Expressed as a percentage of net sales, marketing expense for year to date 2001 decreased to 25.0% from 27.8% for year to date 2000. The decrease was driven by a reduction of $7.7 million in advertising, trade and consumer support as the retail ReaLemonade was discontinued. This was offset by additional trade spending to support growth in the Company's Hispanic brands of sweetened condensed milk.

     G&A Expense. Total G&A expense was $10.2 million for year to date 2001 as compared to $10.0 million for year to date 2000, an increase of $0.2 million, or 2.0%. Expressed as a percentage of net sales, G&A expense for year to date 2001 increased to 5.8% from 5.5% for year to date 2000. The increase in G&A expense was due primarily to higher information system costs and higher depreciation on computer equipment.

     Other Operating Income. Other operating income was $1.2 million for year to date 2000, of which $0.5 million was related to a product diversion lawsuit settlement against a wholesale customer and $0.6 million was from a business interruption claim against a supplier for defective packaging material.

     Amortization of Intangibles. Amortization of intangibles was $8.4 million for year to date 2001 and year to date 2000.

     Operating Income. Operating income was $23.2 million for year to date 2001 as compared to $19.1 million for year to date 2000, an increase of $4.1 million, or 21.5%. Together with other factors discussed above, the increase in operating income was primarily due to a reduction of investment in ReaLemonade.

     Interest Expense. Net interest expense was $25.2 million for year to date 2001 as compared to net interest expense of $23.6 million for year to date 2000, an increase of $1.6 million. The increase was primarily due to higher interest rates during year to date 2001 as compared to year to date 2000.

     Income Taxes. The Company recorded income tax benefit of $0.7 million for year to date 2001 as compared to $2.9 million for year to date 2000. In year to date 2000, the Company revised its previous estimates for state net operating loss carry forwards and recorded a $1.3 million accumulated tax benefit.

Liquidity and Capital Resources

     Borrowings under the Term Loan Facility were $171.8 million and $172.5 million at March 31, 2001 and July 1, 2000, respectively. The Term Loan Facility matures $0.3 million in the remainder of fiscal year 2001, and $0.8 million, $3.2 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2002 through 2006, respectively. In addition, the Revolving Credit Facility which is a $60.0 million Revolving Credit Facility, including a $10.0 million swingline loan, matures in fiscal year 2005. The Revolving Credit Facility balances were $29.0 million and $40.0 million at March 31, 2001 and July 1, 2000, respectively.

     Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates. Interest rate swap agreements, which fixed the interest rates on $100 million of the Term Note Facility, were sold in November 2000 for fair market gains of $0.9 million.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $2.9 million on capital projects year to date 2001 to fund expenditures at existing facilities. The Company expects to spend approximately $3.8 million on capital projects in fiscal year 2001 to fund expenditures at existing facilities and discretionary capital projects associated with new products. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash provided from operating activities for year to date 2001 and year to date 2000 was $13.9 million and $20.2 million, respectively. The decrease of $6.3 million of net cash provided from operating activities was due primarily to the effect of lower sales for year to date 2001 as compared to year to date 2000.

     Cash used in financing activities in year to date 2001 and year to date 2000 was $11.6 million and $17.3 million, respectively. Net payments of $10.1 million and $25.7 million for year to date 2001 and year to date 2000, respectively, represented the net change in the Revolving Credit Facility. The Company's ability to pay down more of the Revolving

Credit Facility in year to date 2000 was due to $10.0 million received by Holdings from GE and WP in exchange for shares of a series of Holdings preferred stock and Holdings common stock.

     Management believes that cash generated from operations and borrowings under the Term Loan Facility and the Revolving Credit Facility will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

     The Company was advised by GE and WP, the Company's principal stockholders, that as of May 10, 2001, they each owned $14.0 million in aggregate principal amount of Notes.

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

     Effective July 2, 2000, the Company adopted SFAS 133. The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2.0 million, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1.3 million in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments. On November 9, 2000 the Company sold its interest rate swap positions for fair market gains of $0.9 million. Pursuant to SFAS 133, the gains on the interest rate swap agreements will remain in other comprehensive income and be reclassified as interest expense over the original terms of the interest rate swap agreements. The interest income in other comprehensive income as of December 30, 2000 will be amortized through the period ending December 31, 2002.

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

Recently Issued Accounting Statements

     In May 2000, EITF issued Issue 00-14. Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales and the cost of consumer promotional merchandise from marketing expense to cost of goods sold, resulting in no impact to net income. The coupon redemption costs for the thirteen week periods ended March 31, 2001 and April 1, 2000 were minimal. For the thirty-nine week periods ended March 31, 2001 and April 1, 2000, the cost was $2.9 million and $3.9 million, respectively. The cost of consumer promotional merchandise was $0.2 million and $0.1 million for the thirty-nine week periods ended March 31, 2001 and April 1, 2000, respectively. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

     The Securities and Exchange Commission issued SAB No. 101SAB 101 provides guidance on applying generally accepted accounting principles relative to revenue recognition in financial statements, and must be adopted no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. The Company will adopt the pronouncement during the fourth quarter of the fiscal year ending June 30, 2001. The Company is currently reviewing the provisions of SAB 101 to determine the impact on its revenue recognition policy. It is not expected to have a material impact on its results of operations or financial condition.

     The EITF issued Issue 00-25. Issue 00-25 addresses the income statement classification of certain considerations from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such considerations include, but are not limited to slotting fees, cooperative advertising programs, and buydown programs. Upon the adoption of Issue 00-25, the Company will reclassify the expenses from marketing expense to net sales, resulting in no impact to net income. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of fiscal year ending June 29, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rates

     The following table presents descriptions of the financial instruments that were held by the Company at March 31, 2001 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. It does not enter into derivative financial instruments for speculative purposes.

     For liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six month forward LIBOR rate. The fair value of the Company's debt is based on quoted market prices of comparable instruments or, if none available, on pricing models or formulas using current assumptions.


     All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).
                                                                                                    Balance at
                                                                                                    March 31,         Fair
                            2001       2002         2003        2004        2005     Thereafter        2001           Value
                          ---------- ---------    ----------  ----------  ---------- ------------ ---------------   ----------
Liabilities
   Fixed rate.........                                                                $115,000        $115,000       $ 65,550
   Average interest
   rate...............                                                                  8.750%          8.750%
   Variable rate......    $   250  $   750        $ 3,250     $27,500    $109,900     $ 60,000        $201,650       $201,650

   Average interest
   rate...............     8.759%   8.759%         8.759%      8.759%      8.789%       8.759%          8.775%

     Milk Hedging

     The Company has purchased future contracts in the past to establish a known price for future milk purchases in order to protect against fluctuating milk prices. Milk is a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. During third quarter 2001, the Company had no outstanding milk futures contracts.

                          PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

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



         Date:  May 11, 2001