Form 10-K405
period 2001-06-30
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2001-09-12
CIK 1054040, 1059761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001

                                       OR

[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

               Commission file numbers 333-50305 and 333-50305-01
                        Eagle Family Foods Holdings, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-3983598
     (State or other jurisdiction                           (IRS Employer
   of incorporation or organization)                    Identification Number)

                            Eagle Family Foods, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-3982757
     (State or other jurisdiction                           (IRS Employer
   of incorporation or organization)                    Identification Number)

        735 Taylor Road, Suite 200                               43230
                Gahanna, OH                                    (Zip Code)
 (Address of principal executive offices)

       Registrants' telephone number, including area code: (614) 501-4200

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

     As of September 12, 2001, there were 1,061,353 shares of common stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. ("Common Stock") and 10,000 shares of common stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
 Item 1.   Business .............................................................................    2
 Item 2.   Properties ...........................................................................    7
 Item 3.   Legal Proceedings ....................................................................    7
 Item 4.   Submission of Matters to a Vote of the Security Holders ..............................    7

PART II
 Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters ................    8
 Item 6.   Selected Financial Data ..............................................................    9
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.   10
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ...........................   18
 Item 8.   Financial Statements and Supplementary Data ..........................................   18
 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure .   18

PART III
 Item 10.  Directors and Executive Officers of the Registrants ..................................   19
 Item 11.  Executive Compensation ...............................................................   22
 Item 12.  Security Ownership of Certain Beneficial Owners and Management .......................   24
 Item 13.  Certain Relationships and Related Transactions .......................................   26

PART IV
 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................   27

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

     Financing for the Acquisition and related fees and expenses consisted of
(i) $82.5 million of equity contribution from Holdings (which was financed by Holdings' issuance of preferred and common stock in that amount to GE Investment Private Placement Partners II, a Limited Partnership ("GEI") and Warburg, Pincus Ventures, L.P. ("Warburg" and together with GEI, the "Equity Sponsors"), and certain members of the Company's management, (the "Management Investors"), who contributed approximately $1.7 million of such amount (the "Equity Contribution"); (ii) the issuance of $115.0 million of 8.75% senior subordinated notes due 2008 (the "Senior Subordinated Notes"); and (iii) senior secured credit facilities (the "Senior Credit Facilities") in an aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility (the "Term Loan Facility") and a $70.0 million revolving credit facility (the "Revolving Credit Facility"). The Senior Credit Facilities, the Senior Subordinated Notes and the Equity Contribution are referred to herein as the "Financing Transactions."

     Since the Acquisition Closing, the Company nationally launched Cremora Royale powdered non-dairy creamer, the Star and Magnolia Hispanic brands of sweetened condensed milk and ReaLemonade lemonade liquid concentrate.

     In September 1999, the Equity Sponsors contributed an aggregate of $10.0 million to Holdings in exchange for shares of a new series of Holdings preferred stock and Holdings common stock. This contribution was made to finance the marketing investment made by the Company in launching Cremora Royale and ReaLemonade during its fiscal year ended July 3, 1999.

     On August 13, 2001 Eagle and Holdings entered into an Asset Purchase Agreement with Mott's Inc. and Cadbury Beverages Delaware, Inc. for the sale of Eagle's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets for $128.4 million (subject to adjustment as provided therein) (the "ReaLemon Sale"). Regulatory approval has been obtained for the transaction and it is anticipated to be completed in September 2001.

     In July 2001, the Company began implementing a plan to reorganize the management and operations of the Company as a result of the pending ReaLemon Sale, which is expected to reduce the sales and operating base of the Company.

     The reorganization is expected to include the following:

     As of July 15, 2001, John O'C. Nugent resigned as Chief Executive Officer and President of the Company and Craig A. Steinke was appointed as Chief Executive Officer and President in addition to continuing to serve as Chief Financial Officer of the Company. Other executive officers of the Company have also resigned their positions.

     The Company is in the process of closing its corporate office in Tarrytown, New York and its research and development office in Columbus, Ohio.

     The number of corporate and administrative employees of the Company will be reduced by 64% to approximately 38 employees during the two quarters ending December 29, 2001, with the majority of the reductions occurring in the quarter ending September 29, 2001.

     In addition, the Company's overall administrative cost structure is being reduced by renegotiation of annual service contracts with third party vendors, elimination of office leases and related costs and reductions in travel, entertainment and other administrative expenses.

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

     The Company's marketing programs consist of various combinations of media advertising, consumer promotions, trade promotion and co-promotion of certain products such as ingredients in recipes. Since many of the Company's brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes incorporating its brands. The Company utilizes Internet sites to promote recipes containing the Company's products. The Company also promotes its seasonal brands, None Such mincemeat pie filling and Borden eggnog, with recipe promotions during the holiday season.

     Sweetened condensed milk. The Company manufactures and markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company's other branded sweetened condensed milk products include Eagle Brand low fat and fat free products, Meadow Gold, and Star and Magnolia Hispanic brands. The Company's Eagle brand products carry the Borden and Elsie trademarks. The Company also manufactures sweetened condensed milk under several labels for a customer who distributes and markets these products to certain ethnic markets. In its fifty-two week period ended June 30, 2001 ("fiscal year 2001"), its fifty-two week period ended July 1, 2000 ("fiscal year 2000") and its fifty-three week period ended July 3, 1999 ("fiscal year 1999"), respectively, the Company's sweetened condensed milk products accounted for 50%, 48% and 47% of the Company's net sales.

     Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's sweetened condensed milk products and accounted for approximately 82%, 84% and 83% of the Company's sweetened condensed milk net sales for fiscal year 2001, fiscal year 2000 and fiscal year 1999, respectively. The balance of the Company's sweetened condensed milk net sales is made through other channels, including foodservice customers, industrial customers and export markets.

     Lemon and lime juice. The Company manufactures and markets ReaLemon lemon juice from concentrate and ReaLime lime juice from concentrate. In fiscal year 2001, fiscal year 2000 and fiscal year 1999, respectively, the Company's lemon and lime juice products accounted for 29%, 28% and 25% of the Company's net sales.

     Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's ReaLemon and ReaLime products and accounted for approximately 73%, 74% and 74% of ReaLemon and ReaLime net sales in fiscal year 2001, fiscal year 2000 and fiscal year 1999, respectively. The Company also markets the ReaLemon and ReaLime products to foodservice customers, industrial customers and export markets.

     As discussed above, the Company anticipates completing the ReaLemon Sale in September 2001.

     Powdered non-dairy creamers. The Company manufactures and markets powdered non-dairy creamer under the Cremora and Cremora Royale brand names and also manufactures powdered non-dairy creamer for private label and industrial customers. In fiscal year 2001, fiscal year 2000 and fiscal year 1999, the Company's powdered non-dairy creamer products accounted for 16%, 17% and 17% of the Company's net sales, respectively.

     Branded Cremora and Cremora Royale are sold primarily through retail channels and accounted for 73%, 71% and 71% of the Company's fiscal year 2001, fiscal year 2000, and fiscal year 1999 powdered non-dairy creamer net sales, respectively. Private label net sales accounted for 9%, 16% and 14% of the Company's net sales for fiscal year 2001, fiscal year 2000 and fiscal year 1999, respectively, with the balance primarily attributable to export net sales and to bulk net sales to industrial customers (who use non-dairy creamer in producing other food products).

     Niche Brand Products. The Company's niche brand products include eggnog, mincemeat pie filling and instant coffee.

     Borden eggnog is manufactured by a third party through a seasonal purchase order agreement. Borden eggnog is the only shelf-stable eggnog available in the market and competes with refrigerated eggnog. Borden eggnog is distributed through the retail grocery channel. Eggnog is generally consumed during the November and December holiday season as a beverage or mixed with liquor as a cocktail.

     The Company manufactures and markets two flavors of None Such mincemeat pie filling: Regular and Brandy & Rum. None Such mincemeat is used in pies, cookies and pastries, and is consumed primarily during the November and December holiday season. None Such is distributed through the retail grocery channel.

     Kava is marketed by the Company and manufactured by a third party independent manufacturer pursuant to a co-packing agreement. Kava is a unique instant coffee, differentiated as the only coffee that is "90% acid-neutralized." Management believes that Kava's customer loyalty is significantly higher than that of most other instant coffee brands, and is well positioned to remain high given the brand's unique position as an acid-neutralized product.

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

Seasonality

     The Company's net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the fiscal year due to increased sales during the holiday season. Three of the Company's six major product lines (Eagle Brand and the Company's other brands of sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 43% of the Company's net sales have occurred in the second quarter of the fiscal year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, which requires the Company to draw additional amounts on its Revolving Credit Facility in that period.

Raw Materials and Suppliers

     The primary raw materials used in the Company's operations include milk, sugar, lemon and lime juice concentrate, vegetable oil, corn syrup, and packaging materials. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Kava instant coffee and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers.

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

Trademarks, Copyrights and Patents

     The Company owns a number of trademarks, licenses and patents. After the ReaLemon Sale, the Company's principal trademarks will include Eagle Brand; Cremora; and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on products on which they were historically used in the BBNA Business (as defined below), together with certain product extensions. The Borden and Elsie trademarks are currently used on (i) the entire line of Eagle Brand products, including condensed or evaporated milk, (ii) shelf-stable egg nog, and (iii) Cremora non-dairy creamer. The Borden trademark is also currently used on Magnolia sweetened condensed milk. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from BFC, the Company holds an exclusive and royalty-free license from Southern Foods Group, L.P. to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five year term, which is renewable automatically for subsequent five year terms and terminable at the option of the Company upon one year's notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. The Company has granted BFC an exclusive, perpetual, royalty-free license to use the ReaLemon and ReaLime trademarks in certain foreign markets including Europe, the Middle East and Hong Kong. A third party owns the Cremora trademark in Africa and the Middle East. The Company also owns various patents and copyrights associated with the business.

Employees

     As of June 30, 2001, the Company employed approximately 362 people, including 202 hourly and 160 salaried employees. The Wellsboro, Pennsylvania and Starkville, Mississippi plants are the only unionized Company plants. As of June 30, 2001, union employees represented approximately 25% of the Company's total work force. At Starkville, the Teamsters Local 984 has a contract expiring on January 31, 2005 and at Wellsboro, the United Food and Commercial Workers Union-Local 174 has a contract expiring on February 5, 2005. Management believes that relations with the Company's employees and unions are generally good.

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

Item 2:  Properties

     Except for Kava instant coffee and sweetened condensed milk in Canada, which are produced under co-pack agreements, and Borden eggnog, which the Company obtains under a seasonal purchase order, the Company produces all of its products in four Company-owned manufacturing facilities, as described in the following table. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate the Company's needs for the foreseeable future.


  Location          Square Feet             Products Manufactured
  --------          -----------             ---------------------
Wellsboro, PA....     119,000    Sweetened condensed milk, mincemeat pie filling
Starkville, MS...      49,000    Sweetened condensed milk
Waterloo, NY.....     112,000    Lemon juice and lime juice
Chester, SC......      77,300    Powdered non-dairy creamer

     In addition to the owned manufacturing facilities described above, as of June 30, 2001, the Company leased 13,605 square feet of office space in Tarrytown, New York, 28,589 square feet of office and laboratory space in Columbus, Ohio, and uses public warehouse space in numerous locations in variable amounts as needed.

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

PART II

Item 5:  Market for Registrants' Common Equity and Related Stockholder Matters

     There is no established public trading market for the common stock of Holdings or Eagle. As of September 12, 2001, Holdings was the only holder of Eagle common stock. As of September 12, 2001, there were approximately 30 holders of Holdings' common stock.

     No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings and Eagle are restricted from declaring dividends on their common stock by the Senior Credit Facilities. See
Note 6 of the Notes to the Financial Statements of Holdings and Eagle included elsewhere in this Annual Report on Form 10-K.

Item 6:   Selected Financial Data

         The selected financial data set forth below (dollars in thousands) as of June 30, 2001 and July 1, 2000, and the fifty-two week periods ended June 30, 2001 and July 1, 2000 and the fifty-three week period ended July 3, 1999 are derived from audited financial statements included elsewhere herein. The selected financial data set forth below as of December 31, 1997, December 31, 1996, January 23, 1998, June 27, 1998 and July 3, 1999, and the fiscal years ended December 1996 and 1997, six months ended December 31, 1997, the twenty-three day period ended January 23, 1998 and the one hundred fifty-five day period ended June 27, 1998 are derived from the financial statements not included elsewhere herein. The predecessor data represents the financial results related to Eagle Brand and other sweetened condensed milk products, ReaLemon and ReaLime juice from concentrate, Cremora powdered non-dairy creamer, None Such pie filling, Borden eggnog and Kava instant coffee brands (the "BBNA Business") acquired by the Company for periods prior to the Acquisition.

                                                      Predecessor
                                      ---------------------------------------------
                                                                         Twenty-
                                                                          Three                    Fifty-Three  Fifty-Two Fifty-Two
                                                            Six Months Day Period    One Hundred      Week       Week       Week
                                           Year Ended          Ended      Ended     Fifty-Five Day   Period     Period     Period
                                          December 31,       December    January     Period Ended    Ended       Ended     Ended
                                      ---------------------     31,         23,       June 27,       July 3,    July 1,   June 30,
                                        1996        1997       1997        1998        1998/(a)/    1999/(a)/   2000/(a)/  2001/(a)/
                                      ---------   ---------  ---------   ---------    ---------     ---------  ---------  ----------
Statement of Operations                                     (Unaudited)
Data:
Net sales ..........................  $ 230,384   $ 229,370  $ 153,869   $   7,693  $  68,183       $ 239,730  $ 224,733  $ 220,633
Cost of goods sold .................    110,357     107,674     70,640       5,154     38,376/(b)/    111,026    111,140    102,650
                                      ---------   ---------  ---------   ---------  ---------       ---------  ---------  ---------
Gross profit .......................    120,027     121,696     83,229       2,539     29,807         128,704    113,593    117,983
Distribution expense ...............     14,640      13,464      8,185         303      4,550          13,420     14,016     13,837
Marketing expense ..................     62,705      55,074     37,444       2,095     15,048          75,971     64,721     54,361
General & administrative expense....     10,558      10,259      5,271         767      3,691          12,406     13,580     13,363
Amortization of intangibles ........      2,925       2,925      1,465         243     11,855          21,249     11,156     11,157
Other operating income .............         --          --         --          --         --              --     (1,212)        --
In-process research and
development write off ..............         --          --         --          --     23,900              --         --         --
                                      ---------   ---------  ---------   ---------  ---------       ---------  ---------  ---------
Operating income (loss) ............  $  29,199   $  39,974  $  30,864   $    (869) $ (29,237)      $   5,658  $  11,332  $  25,265
Other Financial Data:
Depreciation and amortization/(c)/..  $   5,937   $   6,174  $   3,148   $     512  $  13,755       $  26,491  $  20,553  $  19,756
Capital expenditures ...............      3,726       3,154      1,789          87      2,578          13,744      7,564      3,569

                                           Predecessor
                                      ---------------------
                                                                         As of       As of           As of      As of      As of
                                        As of December 31,            January 23,   June 27,         July 3,    July 1    June 30
                                         1996       1997              1998/(a)(d)/  1998/(a)/       1999/(a)/  2000/(a)/  2001/(a)
                                      ---------   ---------           -----------   ---------       ---------  ---------  --------
Balance Sheet Data:
Inventories ........................  $  13,239   $  15,820              $ 20,100   $   32,001      $   41,757 $  33,780  $   36,929
Net property and equipment .........     16,649      16,070                23,950       24,791          33,798    33,775      31,014
Total assets .......................    157,857     153,786               380,047      399,240         417,286   396,670     387,546
Total debt, including current
maturities..........................         --          --               306,500      318,250         338,500   327,500     333,500
Stockholder's equity ...............         --          --                67,803/(e)/  55,994          41,795    39,972      34,563

(a) The statement of operations data set forth above for the one hundred fifty-five day period ended June 27, 1998, the fifty-three week period ended July 3, 1999 and the fifty-two week periods ended July 1, 2000 and June 30, 2001, and the balance sheet data set forth above as of January 23, 1998, June 27, 1998, July 3, 1999, July 1, 2000, and June 30, 2001 reflects the financial position and results of operations of Eagle. With the exception of stockholder's equity, Series A Non-Voting Preferred Stock ("Series A Preferred Stock") and the Series B Non-Voting Preferred Stock (the "Series B Preferred Stock," together with Series A Preferred Stock, "Redeemable Preferred Stock"), this information is substantially consistent with that of Holdings. The following represents stockholders' deficit and Redeemable Preferred Stock of Holdings:

                                           As of June 27,    As of July 3,   As of July 1,   As of June 30,
                                               1998              1999            2000             2001
                                          --------------    -------------   -------------   --------------
          Stockholders' deficit .........  $   (29,159)      $   (52,235)    $  (74,314)     $    (91,362)
          Redeemable Preferred Stock ....       84,327            93,302        113,555           125,163

(b) Includes the nonrecurring charge of $5.2 million of additional cost of sales related to the expensing of inventories stated at fair market value.
(c) Includes the amortization of debt issuance cost of $371, $920, $1,823 and $2,322 for the one hundred fifty-five day period ended June 27, 1998, the fifty-three week period ended July 3, 1999, and the fifty-two week periods ended July 1, 2000 and June 30, 2001, respectively.
(d) Reflects the Acquisition and the Financing Transactions resulting in a new basis of accounting.
(e) Reflects initial Equity Contribution of $82.5 million less an after tax write-off of in-process research and development.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Set forth below is a discussion of the financial condition and results of operations for the fifty-two week periods ended June 30, 2001 and July 1, 2000 and the fifty-three week period ended July 3, 1999. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table sets forth the results of operations as a percentage of net sales for the fifty-two week periods ended June 30, 2001 and July 1, 2000 and the fifty-three week period ended July 3, 1999:

                                                                      Results of Operations
          -------------------------------------------------------------------------------------------------
                                                     Fifty-Two Week     Fifty-Two Week     Fifty-Three Week
                                                      Period Ended       Period Ended        Period Ended
                                                      June 30, 2001       July 1, 2000       July 3, 1999
                                                     ---------------    ---------------    ----------------
          Net sales..............................              100.0 %            100.0 %             100.0 %
          Cost of goods sold.....................               46.5               49.4                46.3
                                                     ---------------    ---------------    ----------------
          Gross profit...........................               53.5               50.6                53.7
          Distribution expense...................                6.2                6.2                 5.6
          Marketing expense......................               24.6               28.8                31.7
          General & administrative expense.......                6.1                6.0                 5.2
          Amortization of intangibles............                5.1                5.0                 8.9
          Other operating income.................                 --               (0.5)                 --
                                                     ---------------    ---------------    ----------------
          Operating income                                      11.5 %              5.1 %               2.3 %
                                                     ===============     ==============      ==============

     The Company entered the lemonade liquid concentrate market with the launch of ReaLemonade in fiscal year 1999. While an intensive marketing program drove ReaLemonade to strong performance in its launch year relative to other shelf-stable juice concentrates, sales in the second summer season did not meet expectations. The Company determined that it could not achieve the necessary return on the ReaLemonade product line and, therefore, discontinued sales in the retail channel after the calendar year 2000 summer selling season. The following table sets forth the results of operations as a percentage of net sales for the fifty-two week periods ended June 30, 2001 and July 1, 2000 and the fifty-three week period ended Ju1y 3, 1999 excluding the retail channel ReaLemonade product line for each of the periods presented.

                                     Results of Operations Excluding the Retail
                                       ReaLemonade Discontinued Product Line
          -------------------------------------------------------------------------------------------------
                                                      Fifty-Two Week     Fifty-Two Week     Fifty-Three Week
                                                       Period Ended       Period Ended        Period Ended
                                                      June 30, 2001       July 1, 2000       July 3, 1999
                                                     ---------------    ---------------    ----------------
          Net sales..............................              100.0 %            100.0 %             100.0 %
          Cost of goods sold.....................               46.4               45.5                46.6
                                                     ---------------    ---------------    ----------------
          Gross profit...........................               53.6               54.5                53.4
          Distribution expense...................                6.2                5.9                 5.3
          Marketing expense......................               24.8               24.8                27.5
          General & administrative expense.......                6.1                6.2                 5.5
          Amortization of intangibles............                5.1                5.1                 9.3
          Other operating income.................                 --               (0.5)                 --
                                                     ---------------    ---------------    ----------------
          Operating income.......................               11.4 %             13.0 %               5.8 %
                                                     ===============    ===============    ================

Results of Operations

     Fifty-Two Week Periods Ended June 30, 2001 and July 1, 2000.

     Net Sales. The Company's net sales for fiscal year 2001 were $220.6 million as compared to $224.7 million for fiscal year 2000, a decrease of $4.1 million, or 1.8%. The table below sets forth the Company's net sales data for each of the Company's product lines for fiscal year 2001 and fiscal year 2000 (dollars in millions):

                                                                   Net Sales                     Net Sales
                                                                     Fiscal      Percentage       Fiscal     Percentage
                                                                      Year           of            Year          of
        Product Lines               Company's Principal Brands        2001        Net Sales        2000       Net Sales
----------------------------   ----------------------------------- -----------   -----------    -----------  -----------
Sweetened condensed milk       Eagle Brand, Meadow Gold,
                               Magnolia, Star and other            $     109.2          49.5 %  $     107.5         47.8 %
Lemon and lime juices          ReaLemon and ReaLime                       63.3          28.7           61.7         27.5
Lemonade liquid concentrate    ReaLemonade                                (0.2)         (0.1)           4.6          2.0
Non-dairy creamer              Cremora, Cremora Royale and other          35.5          16.1           37.7         16.8
Niche brand products           Borden, None Such, Kava                    12.8           5.8           13.2          5.9
                                                                   -----------   -----------    -----------  -----------
     Total                                                         $     220.6         100.0 %  $     224.7        100.0 %
                                                                   ===========   ===========    ===========  ===========

     The decrease in net sales was primarily due to $4.8 million in lower net sales resulting from the discontinued retail ReaLemonade product line as discussed above. Offsetting this decrease, net sales increased by $1.7 million due to greater sweetened condensed milk sales and $1.6 million due to greater lemon and lime juice sales. The Company's sweetened condensed milk product line experienced U.S. retail consumer consumption growth, primarily in the Hispanic brands as the Company responded to the diverse consumer base, and in private label brands. Lemon and lime juice sales increased partially due to growth in sales to mass merchandisers and club stores and to higher volume of sales of the ReaLemon shapes in the U.S. retail channel.

     Non-dairy creamer sales decreased by $2.2 million from fiscal year 2000 to fiscal year 2001 primarily due to a sales volume decline to certain private label customers.

     Net sales for the Company's niche brand products decreased by $0.4 million from fiscal year 2000 to fiscal year 2001 primarily due to lower sales volume of acid-neutralized instant coffee.

     The Company has not included tables setting forth the Company's net sales by channel as provided in previous filings by the Company with the Securities and Exchange Commission because the Company has shifted the focus of its sales management to product line growth.

     Cost of Goods Sold. Cost of goods sold was $102.7 million for fiscal year 2001 as compared to $111.1 million for fiscal year 2000, a decrease of $8.4 million, or 7.6%. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2001 decreased to 46.5% from 49.4% for fiscal year 2000. Cost of goods sold, as a percentage of net sales was higher in fiscal year 2000 primarily due to a non-recurring charge in fiscal year 2000 to reserve for obsolescence of ReaLemonade inventories related to inventory expiration. Excluding the results of retail ReaLemonade for fiscal year 2001 and fiscal year 2000, cost of goods sold was $102.5 million for fiscal year 2001 as compared to $100.2 million for fiscal year 2000, an increase of $2.3 million, or 2.2%. Expressed as a percentage of net sales, excluding the results of retail ReaLemonade for both periods, cost of goods sold for fiscal year 2001 increased to 46.4% from 45.5% for fiscal year 2000 due to higher raw material costs, principally lemon concentrate used in production of lemon juice products.

     Distribution Expense. Distribution expense was $13.8 million for fiscal year 2001 as compared to $14.0 million for fiscal year 2000, a decrease of $0.2 million, or 1.4%. Expressed as a percentage of net sales, distribution expense was 6.2% for fiscal year 2001 and fiscal year 2000. The decrease of $0.2 million was partially due to reduced warehousing costs as levels of inventory were lower between years, primarily from reduced retail ReaLemonade inventory.

     Marketing Expense. Marketing expense was $54.4 million for fiscal year 2001 as compared to $64.7 million for fiscal year 2000, a decrease of $10.3 million, or 15.9%. Expressed as a percentage of net sales, marketing expense for fiscal year 2001 decreased to 24.6% from 28.8% for fiscal year 2000. The decrease was primarily driven by $9.8 million decrease in advertising, trade and consumer support from the discontinued retail ReaLemonade product line.

     General & Administrative ("G&A") Expense. G&A expense was $13.4 million for fiscal year 2001 as compared to $13.6 million for fiscal year 2000, a decrease of $0.2 million, or 1.5%. Expressed as a percentage of net sales, G&A expense was 6.1% and 6.0% for fiscal year 2001 and fiscal year 2000, respectively.

     Other Operating Income. Other operating income for fiscal year 2000 was $1.2 million, of which $0.5 million related to a product diversion lawsuit settlement against a wholesale customer and $0.6 million for settlement from a supplier for defective packaging materials. There was no other operating income for fiscal year 2001.

     Amortization of Intangibles. Amortization of intangibles was $11.2 million for both fiscal year 2001 and fiscal year 2000.

     Operating Income. Operating income was $25.3 million for fiscal year 2001 as compared to $11.3 million for fiscal year 2000, an increase of $14.0 million, or 123.9%. Expressed as a percentage of net sales, operating income for fiscal year 2001 increased to 11.5% from 5.1% for fiscal year 2000. Together with other factors discussed above, the increase in operating income was primarily due to a reduction of investment in ReaLemonade.

     Interest Expense. Net interest expense was $33.2 million for fiscal year 2001 as compared to net interest expense of $31.7 million for fiscal year 2000, an increase of $1.5 million. The increase was primarily due to higher average interest rates for fiscal year 2001 compared to fiscal year 2000.

     Income Taxes. The Company recorded an income tax benefit of $2.9 million for fiscal year 2001 as compared to a $8.7 million income tax benefit for fiscal year 2000. The decrease of $5.8 million is due to the lower net loss in fiscal year 2001.

     Fifty-Two Week Period Ended July 1, 2000 and Fifty-Three Week Period Ended July 3, 1999.

     Net Sales. The Company's net sales for fiscal year 2000 were $224.7 million as compared to $239.7 million for fiscal year 1999, a decrease of $15.0 million, or 6.3%. The table below sets forth the Company's net sales data for each of the Company's product lines for fiscal year 2000 and fiscal year 1999 (dollars in millions):

                                                                    Net Sales                   Net Sales
                                                                     Fiscal       Percentage      Fiscal      Percentage
                                                                      Year           of            Year          of
        Product Lines               Company's Principal Brands        2000        Net Sales        1999       Net Sales
--------------------------     ----------------------------------- -----------   -----------    -----------   ----------
Sweetened condensed milk       Eagle Brand, Meadow Gold,
                               Magnolia, Star and other            $     107.5          47.8%   $     112.5         46.9%
Lemon and lime juices          ReaLemon and ReaLime                       61.7          27.5           60.7         25.3
Lemonade liquid concentrate    ReaLemonade                                 4.6           2.0           11.1          4.6
Non-dairy creamer              Cremora, Cremora Royale and other          37.7          16.8           40.5         16.9
Niche brand products           Borden, None Such, Kava                    13.2           5.9           14.9          6.3
                                                                   -----------   -----------    -----------   ----------
     Total                                                         $     224.7         100.0%   $     239.7        100.0%
                                                                   ===========   ===========    ===========   ==========

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

     Net sales for ReaLemon and ReaLime increased by $1.0 million from fiscal year 1999 to fiscal year 2000, while ReaLemonade lemonade liquid concentrate net sales decreased by $6.5 million in that same period. As mentioned above, the Company entered the lemonade liquid concentrate market with the launch of ReaLemonade in fiscal year 1999. While an intensive marketing program and the higher shipments to customers representing an initial one-time build of customer warehouse and retail shelf inventories drove ReaLemonade to strong performance in its launch year relative to other shelf-stable juice concentrates, sales in the second summer season did not meet expectations. The Company determined that it could not achieve the necessary return on marketing investment on the ReaLemonade product line and, therefore, discontinued sales in the retail channel after the calendar year 2000 summer selling season. The Company will continue to market ReaLemonade in the U.S. foodservice channel.

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

     Net sales for the Company's niche brand products decreased $1.7 million from fiscal year 1999 to fiscal year 2000. This decrease was partially due to the elimination of low margin eggnog "special packs" and the introduction of a smaller case size of mincemeat pie filling. The smaller case size was introduced to reduce seasonal returns of this product.

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

     G&A Expense. Total G&A expense was $13.6 million for fiscal year 2000 as compared to $12.4 million for fiscal year 1999, an increase of $1.2 million, or 9.7%. Expressed as a percentage of net sales, G&A expense for fiscal year 2000 increased to 6.0% from 5.2% for fiscal year 1999. The increase was primarily due to $1.2 million of higher depreciation expense associated with the start up of the Company's computer systems in January 1999.

     Other Operating Income. Other operating income was $1.2 million for fiscal year 2000, of which $0.5 million related to a product diversion lawsuit settlement against a wholesale customer and $0.6 million for settlement from a supplier for defective packaging materials.

     Amortization of Intangibles. Amortization of intangibles was $11.2 million for fiscal year 2000, as compared to $21.2 million for fiscal year 1999, a decrease of $10.0 million, or 47.2%. The decrease was due to the expiration of the one year master customer services agreement entered into between the Company and BFC in connection with the Acquisition.

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

Liquidity and Capital Resources

     Borrowings under the Term Loan Facility were $172.5 million and $173.5 million at June 30, 2001 and July 1, 2000, respectively. The Term Loan Facility matures $0.8 million, $3.2 million, $27.5 million, $80.0 million and $60.0 million in the fiscal years 2002 through 2006, respectively. In addition, the $60.0 million Revolving Credit Facility that includes a $10.0 million swingline loan matures in fiscal year 2005. Borrowings under the Revolving Credit Facility were $46.0 million and $40.0 million at June 30, 2001 and July 1, 2000, respectively.

     Interest payments on the Senior Subordinated Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates. Interest rate swap agreements, which fixed the interest rates on $100 million of the Term Note Facility, were sold in November 2000 for fair market gains of $0.9 million.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $3.6 million on capital projects in fiscal year 2001 to fund expenditures at existing facilities. The Company expects to spend approximately $2.0 million on capital projects in the fiscal year ending June 28, 2002 to fund expenditures at existing facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash used in operating activities for fiscal year 2001 was $1.8 million, and net cash provided from operating activities for fiscal year 2000 was $10.6 million. At the beginning of fiscal year 2000, the Company had substantially high accounts receivable and inventory levels relative to ReaLemonade that provided cash flow into fiscal year 2000 that was not present in fiscal year 2001.

     Cash provided from financing activities in fiscal year 2001 was $5.3 million, and cash used in financing activities for fiscal year 2000 was $3.4 million. In fiscal year 2001, the Company's borrowing on the Revolving Credit Facility was consistent with its seasonal build of inventory, primarily with sweetened condensed milk and is more comparable to the business than was experienced in fiscal year 2000. The borrowings in fiscal year 2000 were minimized with the infusion of $10.0 million received by Holdings from GEI and Warburg in exchange for shares of a series of Holdings preferred stock and Holdings common stock.

     Management believes that cash generated from operations and borrowings under the Term Loan Facility and the Revolving Credit Facility will be sufficient to satisfy working capital requirements and required capital expenditures. The Company expects to reduce the Term Loan Facility substantially during the fiscal year ending June 28, 2002 with proceeds from the ReaLemon Sale. As discussed above, the Company entered into an asset purchase agreement with Mott's Inc. and Cadbury Beverages Delaware, Inc. for the sale of Eagle's ReaLemon and ReaLime brand names and related assets for $128.4 million, subject to adjustments as provided therein. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

     The Company was advised by GEI and Warburg, Holdings' principal stockholders, that as of September 10, 2001, each owned $14.0 million in aggregate principal amount of Notes.

Senior Credit Facilities Amendment

     The Company amended its Senior Credit Facilities pursuant to an amendment dated August 10, 2001 (the "Amendment") which will become effective as of the completion of the ReaLemon Sale. The Company received consent from the lenders for the proposed ReaLemon Sale, and waived compliance with leverage ratio and consolidated cash interest expense coverage ratio financial covenants for periods commencing on and including September 29, 2001 and ending on and including December 28, 2002. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December 1 of any year and ending not later than March 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization.

     The interest rate on the Term Loan Facility, as amended, is LIBOR plus 4.00%. The interest rate on the Revolving Credit Facility, as amended, is LIBOR plus 4.00% with the swingline loan portion bearing interest at Prime plus 3.00%.

Change in Accounting Method

     In the fourth quarter of fiscal year 2001, the Company changed its method of accounting for revenue, as clarified in the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, from recognition of revenue at point of shipment to recognition of revenue at point the title, ownership and risk of loss transfers to the customer. The Company recorded a cumulative effect of accounting change of $361,000, net of tax. The change in accounting method would not have had a material effect on the Consolidated Statements of Operation for the fifty-two week period ended July 1, 2000 and the fifty-three week period ended July 3, 1999, if adopted in those periods.

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

     Effective July 2, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The estimated fair value of the interest rate swap agreements upon initial adoption of SFAS 133 was $2.0 million, and in accordance with the transition provisions of SFAS 133, the Company recorded a net of tax cumulative effect type adjustment of $1.3 million in accumulated other comprehensive income to recognize at fair value the interest rate swap derivatives designated as cash flow hedging instruments. On November 9, 2000 the Company sold its interest rate swap positions for fair market gains of $0.9 million. Pursuant to SFAS 133, the gains on the interest rate swap agreements will remain in other comprehensive income and be reclassified as interest expense over the original terms of the interest rate swap agreements. The interest income in other comprehensive income as of December 30, 2000 will be amortized through the period ending December 31, 2002.

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

Recently Issued Accounting Statements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements. The pronouncement will be adopted during the first quarter of the fiscal year ending June 28, 2003.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted during the fourth quarter of the fiscal year ending June 29, 2002.

     In May 2000, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales, resulting in no impact to net income. The coupon redemption costs for the fifty-two week periods ended June 30, 2001 and July 1, 2000 were $3.4 million and $5.3 million, respectively, and for the fifty-three week period ended July 3, 1999 were $7.8 million. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

     In September 2000, the EITF issued EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("Issue 00-25"). Issue 00-25 addresses the income statement classification of certain considerations from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such considerations include, but are not limited to slotting fees, cooperative advertising programs, and buy down programs. Upon the adoption of Issue 00-25, the Company will reclassify these expenses from marketing expense to net sales, resulting in no impact to net income. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

     The following table presents a description of the financial instruments that were held by the Company at June 30, 2001 and which were sensitive to changes in interest rates. In the ordinary course of business the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six month forward LIBOR rate.

     All amounts are reflected in U.S. dollars (in thousands).


                                                                                                                  Fair
                                2002        2003       2004         2005         Thereafter        Total          Value
                            -----------  ----------  ---------  -------------   ------------    ------------   -----------
Liabilities
   Fixed Rate..............                                                     $    115,000    $    115,000   $    66,125
   Average Interest Rate ..                                                            8.750%          8.750%
   Variable Rate........... $       750  $    3,250  $  27,500  $     127,000   $     60,000    $    218,500   $   218,500
   Average Interest Rate ..       7.710%      7.710%     7.710%         7.652%         7.710%          7.676%

Milk Hedging

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of June 30, 2001, the Company had purchased 370 milk futures contracts which settles during various months through June 2002 with an aggregate market value of $(0.4) million.

Item 8: Financial Statements and Supplementary Data

     See Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10:   Directors and Executive Officers of the Registrants

     The directors of the Company and executive officers of Holdings and Eagle are as follows:

                Name                    Age     Position
                ----                    ---     --------
   Craig A. Steinke.................    44      Chief Executive Officer, President, Chief Financial
                                                Officer, Treasurer and Director*
   Mark J. Greatrex.................    38      Senior Vice President, Marketing and Sales*
   Jonathan F. Rich.................    54      Vice President and General Counsel*
   Lori S. Snowden..................    41      Secretary* and Financial Controller
   Michael  P. Conti................    32      Vice President, Finance*
   Kelly  J. Crouse.................    38      Vice President, Marketing
   Ronald E. Hord, Jr...............    39      Vice President, Supply Chain
   Harold G. M. Strunk..............    44      Vice President, Sales
   David  A. Barr...................    38      Director
   Andreas T. Hildebrand............    33      Director
   Kewsong Lee......................    36      Director
   Donald W. Torey..................    44      Director
   Paul W. Van Orden................    74      Director

--------------
* Messrs. Steinke, Greatrex, Rich, Conti and Ms. Snowden hold these same positions at Holdings and are the executive officers of Holdings.

     Craig A. Steinke has served as a Director, Chief Executive Officer and President of Holdings and Eagle since July 2001. Since January 1998, Mr. Steinke has held the positions of Chief Financial Officer, Vice President, Treasurer and Senior Vice President of Operations of Holdings and Eagle. From 1996 through 1998, Mr. Steinke served as Senior Vice President and Group General Manager of BHP Copper, a $3.0 billion business group of Broken Hill Proprietary Co., Ltd. From 1992 through 1996, Mr. Steinke held President, Vice President and Controller positions at the Metals, a $1.0 billion wholly owned subsidiary of Magma Copper Co. Prior to 1992, Mr. Steinke held a variety of positions at Arthur Andersen LLP.

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

     Jonathan F. Rich has served as Vice President and General Counsel of Holdings and Eagle since their respective dates of formation. From 1990 through 1996, Mr. Rich served as Vice President and General Counsel of Nabisco International. Mr. Rich is a member of the New York Bar.

     Lori S. Snowden has served as Secretary of Holdings and Eagle since August 2001. Since April 1999, Ms. Snowden has served as Financial Controller for Eagle. Ms. Snowden joined Eagle as Assistant Controller in January 1998. From 1990 to 1998, Ms. Snowden held various managerial accounting positions with BFC and Borden, Inc. Prior to September 1990, Ms. Snowden held a variety of financial and accounting positions with Lancaster Colony Corporation.

     Michael P. Conti has served as Vice President, Finance of Holdings and Eagle since August 2001. Mr. Conti joined Eagle in August 1998 and has held Director of Financial Planning and Analysis and Financial Manager positions. From April 1996 through August 1998, Mr. Conti served as Controller of the Hamilton Watch, a division of The Swatch Watch Group. Prior to that, he held a variety of accounting positions at Arriflex Corporation.

     Kelly J. Crouse has served as Vice President, Marketing of Eagle since August 2001. From 1998 through August 2001, Mr. Crouse served as Director of Customer Marketing and as Area Vice President of Sales at Eagle. Between 1994 and 1998, Mr. Crouse served as a National Trade Marketing Manager and Midwest Regional Sales Manager with BFC's, Pasta/Sauce Division. Between 1988 and 1993, Mr. Crouse held a variety of management positions at Kraft General Foods Frozen Products Division and Kraft Inc. Dairy Division.

     Ronald E. Hord, Jr. has served as Vice President, Supply Chain of Eagle since August 2001 as an executive officer. From March 2000 to August 2001 Mr. Hord served in that position in a non-executive officer capacity. Mr. Hord joined Eagle as the Director of Logistics in January 1998. From March 1994 through January 1998, Mr. Hord held a position in logistics with BFC and Borden, Inc., working on numerous food brands including the six brands that Eagle acquired. From 1986 to 1994, Mr. Hord held various logistics positions with the Nabisco Foods Group.

     Harold G. M. Strunk has served as Vice President, Sales of Eagle since August 2001 and from 1998 through August 2001 Mr. Strunk held positions of Director of Sales Support and Vice President of International Sales of Eagle. Between 1986 and 1998, Mr. Strunk held positions of Regional Sales Manager, Area Sales Manager, Director of Sales Planning, Director of Trade Marketing and Director of Process Improvement within BFC and Borden, Inc. Prior to 1986 Mr. Strunk held several sales and sales management positions with Lever Brothers, a U.S. division of Unilever.

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

     Kewsong Lee has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Lee has served as a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC ("EMW LLC") and a general partner of Warburg, Pincus & Co. ( "WP ") since January 1, 1997. Mr. Lee served as a Vice President of Warburg, Pincus Ventures, Inc. ("WPV") from January 1995 to December 1996, and as an associate at E.M. Warburg, Pincus & Co., Inc. ( "EMW ") from 1992 until December 1994. Prior to joining EMW, Mr. Lee was a consultant at McKinsey & Company, Inc., a management consulting company from 1990 to 1992. His present service as a director includes membership on the boards of Knoll, Inc., RenaissanceRe Holdings Ltd. and several privately held companies.

     David A. Barr has served as a Director of Holdings and Eagle since August 13, 2001. Mr. Barr has served as a Member and Managing Director of EMW LLC and a general partner of WP since January 1, 2001. Prior to joining EMW LLC, Mr. Barr was a Managing Director at Butler Capital Corp., a private investment firm focused on middle market management buyouts.

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

Item 11:   Executive Compensation

Summary Compensation Table

     The following summary compensation table provides information concerning compensation for the Company's chief executive officer and the four other most highly compensated executive officers of Eagle (collectively, the "Named Executive Officers") for the fiscal years ended June 30, 2001, July 1, 2000 and July 3, 1999.

                                                                                                            Long Term
                                                                  Annual Compensation                    Compensation(3)
                                                -------------------------------------------------------- -----------------
                                                                                               Other         Restricted
                                                 Fiscal                                     Compensation    Stock Awards
        Name and Principal Position               Year        Salary($)     Bonus($)(1)       ($ )(2)          ($)(4)
----------------------------------------------  ---------  ---------------  ------------   --------------- ---------------
John O'C.  Nugent (5).......................        2001   $      331,825   $   178,036    $   5,381       $         --
   Former Chief Executive Officer and               2000          315,125        70,800        4,819                 --
   President                                        1999          316,250       150,000        7,480                 --

Craig A. Steinke............................        2001          278,333       167,125        6,464                 --
  Chief Executive Officer, President                2000          232,667        59,483        3,736                350
    and Chief Financial Officer                     1999          221,375       105,000        6,113                 --

Mark J. Greatrex............................        2001          259,250       140,250        8,766                275
  Senior Vice President, Marketing and Sales        2000           47,813          --          1,434                 --

Richard A. Lumpp (7)........................        2001          186,583        88,310        6,349                 --
   Former Vice President, Sales                     2000          178,600        32,000        2,732                 --
                                                    1999          179,208        85,000        3,167                 --

Jonathan F. Rich............................        2001          164,608        89,046        6,685                 --
   Vice President and General Counsel               2000          157,583        42,488        2,654                175
                                                    1999          154,375        75,000        6,881                 --

_______________
(1) The bonus represents the amount earned and paid to the Named Executive Officer for the Company's fiscal year for which each executive could earn up to 100% of his base salary if certain performance targets were met.
(2) Other compensation includes matching and profit sharing contributions made by the Company on behalf of each Named Executive Officer pursuant to the Eagle Family Foods, Inc. 401k Savings and Retirement Plan.
(3) The Company has not awarded any stock options or stock appreciation rights to the Named Executive Officers.
(4) The restricted stock awards for fiscal year 2000 represent the approximate value of award of restricted Common Stock issued to the Named Executive Officers. The Restricted Shares will vest in equal installments over five years (the "Vesting Period"), beginning on the first anniversary of the date of issuance provided that such grantee is employed by the Company on such date. Upon the consummation of an initial public offering of Common Stock of Holdings registered under the Securities Act of 1933 meeting certain thresholds prior to the end of the Vesting Period, 20% of the Restricted Shares will vest. Any remaining unvested Restricted Shares would then vest in equal installments over the time remaining in the Vesting Period. The Board of Directors of Holdings may also establish certain performance criteria that could result in accelerated vesting of the Restricted Shares. As of June 30, 2001, the approximate value of each such award was $350, $275 and $175 for Messrs. Steinke, Greatrex and Rich, respectively.
(5)  Mr. Nugent resigned his positions effective July 15, 2001.
(6) Mr. Steinke became Chief Executive Officer and President in addition to serving as Chief Financial Officer and Treasurer in July 2001.
(7)  Mr. Lumpp resigned his position effective July 31, 2001.

Compensation Committee Interlocks and Insider Participation

     Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, Andreas T. Hildebrand, Kewsong Lee, Craig A. Steinke, Donald W. Torey and Paul W. Van Orden. Mr. Steinke is an executive officer of Holdings and Eagle.

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

Employment Agreements

      On January 23, 1998, the Company entered into an employment agreement with Craig A. Steinke, pursuant to which Mr. Steinke served as Vice President, Chief Financial Officer and Treasurer of the Company. Subsequent to this agreement, Mr. Steinke was appointed Chief Executive Officer and President of the Company. The Company has not entered into a new agreement with Mr. Steinke since his promotion. Pursuant to his employment agreement, his annual base salary for Mr. Steinke was $300,000 as of July 1, 2001 and is subject to increases as determined by the Board of Directors. In addition, pursuant to the agreement, Mr. Steinke is entitled to receive a bonus of up to 100% of his base salary if certain performance targets are met. Bonuses for future periods are to be based on targets to be established by the Board of Directors. The agreement has a term of one year, with automatic annual renewals. In the event the employment agreement is terminated by the Company without "cause" (as defined in such employment agreement), Mr. Steinke is entitled to receive severance payments equal to the base salary then in effect for 12 months. The agreement provides for customary non-competition and non-solicitation provisions.

     Effective July 15, 2001, Eagle's and Holdings' Board of Directors accepted the resignation of John O'C. Nugent as a Director, Chief Executive Officer and President (the "Executive"). The separation agreement, dated as of June 25, 2001, between the Company, GEI, Warburg and the Executive ("Separation Agreement") provides termination benefits in accordance with the Executive's employment agreement with the Company, dated January 23, 1998, as well as a cash payment of $25,000. The Separation Agreement provides for certain payments to the Executive upon the consummation of the sale of the Company or portions thereof. Pursuant to the Separation Agreement, the Executive also agreed to transfer 2,475 shares of Series A Non-Voting Preferred Stock to the Company and waive his right to payment therefore in accordance with the terms of his employment agreement. The value of said shares and the accumulated dividends will satisfy as payment in full of the $250,000 principal and accrued interest on the Executive's Secured Recourse Promissory Note with the Company. The Executive also agreed to transfer 2,475 shares of Series A Non-Voting Preferred Stock for a cash purchase price of $250,000 See "Item 13. Certain Relationships and Related Transactions."

Item 12:   Security Ownership of Certain Beneficial Owners and Management

     All of the issued and outstanding shares of common stock of Eagle as of September 12, 2001 are beneficially owned by Holdings. There are three classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights, the Series A Preferred Stock and the Series B Preferred Stock, which each have limited voting rights. The following table sets forth, as of September 12, 2001, certain information regarding the beneficial ownership of Common Stock, Series A Preferred Stock and Series B Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings' voting securities, (ii) each of the directors and executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:

                                                                                        Series A                 Series B
                                                              Common Stock           Preferred Stock          Preferred Stock
                                                              ------------           ---------------          ---------------
                 Name and Address of                    Number of                 Number of                Number of
                Beneficial Owner (1)                     Shares     Percentage      Shares    Percentage    Shares     Percentage
                --------------------                    ---------   ----------    ---------   ----------   ---------   ----------
GE Investment Private Placement Partners II,
   a Limited Partnership
   3003 Summer Street
   Stamford, CT 06905(2).........................         458,200      43.2         402,399      49.5         49.5        50.0

Warburg, Pincus Ventures, L.P.
   466 Lexington Avenue
   New York, NY 10017(3).........................         458,200      43.2         402,399      49.5         49.5        50.0

Craig A. Steinke(4)..............................          40,835       3.9             990         *           --          --
Mark J. Greatrex(4)..............................          27,500       2.6              --        --           --          --
Jonathan F. Rich(4)..............................          21,730       2.0             990         *           --          --
David A. Barr(3).................................         458,200      43.2         402,399      49.5           --          --
Andreas T. Hildebrand(2)(5)......................              --        --              --        --           --          --
Kewsong Lee(3)...................................         458,200      43.2         402,399      49.5           --          --
Donald W. Torey(2)(5)............................              --        --              --        --           --          --
Paul W. Van Orden(5).............................              --        --              --        --           --          --
All directors and executive officers as a
   Group (13 persons)(6).........................         552,915      52.1         404,379      49.5         49.5        50.0

---------------
* Less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or
     (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person's address is c/o Eagle Family Foods, Inc. 735 Taylor Road, Gahanna, Ohio 43230. Messrs. Lee and Barr have the same address as Warburg. Messrs. Torey, Hildebrand and Van Orden have the same address as GEI.
(2) Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT's limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.
(3) The sole general partner of Warburg is WP, a New York general partnership. EMW LLC, a New York limited liability company, manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC. WP, as the sole general partner of Warburg, has a 15% interest in the profits of Warburg. Messrs. Lee and Barr, directors of Holdings, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Lee and Barr may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP.
(4) Includes 39,835, 27,500, and 20,730 shares of restricted stock, subject to certain vesting and for future requirements, issued to each of Messrs. Steinke, Greatrex and Rich.
(5) Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Torey, Hildebrand and Van Orden disclaim beneficial ownership of all such shares owned by GEI and GEIM.
(6) Includes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by Warburg. Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI. Includes 4,650 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to executive officers not identified in the table.

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

Item 13:  Certain Relationships and Related Transactions

     In connection with the portion of the Equity Contribution to Holdings made by Mr. Nugent, the Company lent an aggregate of $250,000 to Mr. Nugent in exchange for full recourse note bearing interest at a floating rate, set semi-annually, at The Chase Manhattan Bank's then applicable prime rate, in effect for six month periods, plus 0.5%. The note matures on the fifth anniversary of the Acquisition Closing and is secured by a pledge in favor of the Company of all of the shares of Common Stock and Series A Preferred Stock owned by such Management Investor. Pursuant to the Separation Agreement, Mr. Nugent has agreed to transfer 2,475 shares of Series A Non-Voting Preferred Stock to the Company and to waive his right to payment therefore in accordance with the terms of his employment agreement, as payment in full and complete satisfaction of principal and interest accrued on this note and 2,475 shares of Series A Non-Voting Preferred Stock for a cash purchase price of $250,000.

     On September 27, 1999, pursuant to a subscription agreement, each of Warburg and GEI purchased (i) 50,000 shares of Common Stock and Warrants to purchase 11,006.5 shares of Common Stock for a cash purchase price of $50,000 and (ii) 49.5 shares of Series B Preferred Stock for a cash purchase price of $4,950,000. The Warrants may be exercised (x) for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and (y) only upon the failure of the Company to achieve certain financial targets for fiscal year 2000. The financial targets for fiscal year 2000 were not met. Therefore, the Warrants are exercisable. The Warrants expire on September 27, 2004.

     All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

PART IV

Item 14:  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements of the Company

                                                                                                             Page
                                                                                                             ----
     Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc.

     Report of Independent Accountants......................................................................  31

     Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the Fifty-Two Week
        Periods ended June 30, 2001 and July 1, 2000 and the Fifty-Three Week Period ended July 3, 1999.....  32

     Eagle Family Foods, Inc. Balance Sheets as of June 30, 2001 and July 1, 2000...........................  33

     Eagle Family Foods, Inc. Statements of Cash Flows for the Fifty-Two Week Periods ended June 30,
        2001and July 1, 2000 and the Fifty-Three Week Period ended July 3, 1999.............................  34

     Eagle Family Foods, Inc. Statements of Changes in Stockholder's Equity for the Fifty-Two Week
        Periods ended June 30, 2001 and July 1, 2000 and the Fifty-Three Week Period ended July 3, 1999.....  35

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss for
         the Fifty-Two Week Periods ended June 30, 2001 and July 1, 2000 and the Fifty-Three Week Period
        ended July 3, 1999..................................................................................  36

     Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000.....  37

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Two Week
        Periods ended June 30, 2001 and July 1, 2000 and the Fifty-Three Week Period ended July 1, 1999.....  38

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) for the Fifty-Two Week Periods ended June 30, 2001 and July 1, 2000 and the Fifty-Three
        Week Period ended July 1, 1999......................................................................  39

     Notes to the Financial Statements......................................................................  40

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

  4.1 Credit Agreement, dated January 23, 1998, by and among Holdings, Eagle, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998, as amended by Amendment No. 2, dated November 30, 1998, as amended by Amendment No. 3, dated June 30, 1999, as amended by Amendment No. 4 dated June 29, 2000, as amended by Amendment No. 5 dated January 26, 2001, and as amended by Amendment No. 6 dated August 10, 2001.

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

  4.8 First Amendment to Registration Rights Agreement, dated September 27, 1999, by and among Holdings and certain investors named therein (Incorporated by reference to Exhibit 4.1 of the 10-Q, filed on October 27, 1999)

  4.9 First Amendment to Stockholders Agreement, dated September 27, 1999, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.2 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

  4.10 Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L. P. (Incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

  10.1 Employment Agreement, dated March 31, 2000, by and between Mark J. Greatrex and the Company

10.2      Employment Agreement, dated January 23, 1998, by and between Jonathan
          F. Rich and the Company (Incorporated by referance to Exhibit 10.1 of the Report on Form 10-K, filed by Holdings and Eagle on September 6,
          2000)

10.3 Master Customer Services Agreement, dated as of January 23, 1998, by and between the Company and Borden Foods Corporation (Incorporated by reference to Exhibit 10.1 of the S-4)

10.4 License Agreement dated January 23, 1998 by and among BDH Two, Inc., Borden, Inc. and the Company (Incorporated by reference to Exhibit
          10.2 of the S-4)

10.5 Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC's License Agreement, dated as of September 4, 1997, by and between BFC and Southern Foods Group, L.P. (Incorporated by reference to Exhibit 10.3 of the S-4)

10.6 License Agreement, dated January 23, 1998, by and between BFC and the Company (Incorporated by reference to Exhibit 10.4 of the S-4)

10.7 The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)

10.8 Employment Agreement, dated January 23 1998, by and between John O'C. Nugent and the Company (Incorporated by reference to Exhibit 10.6 of the S-4)

10.9 Employment Agreement, dated January 23, 1998, by and between Craig A. Steinke and the Company (Incorporated by reference to Exhibit 10.8 of the S-4)

10.10     Employment Agreement, dated January 23, 1998, by and between Richard
          A. Lumpp and the Company (Incorporated by reference to Exhibit 10.10 of the S-4)

10.11 Pledge Agreement, dated January 23, 1998, by and between John O'C. Nugent and the Company (Incorporated by reference to Exhibit 10.12 of the S-4)

10.12 Secured Recourse Promissory Note, dated January 23, 1998, from John O'C. Nugent to the Company (Incorporated by reference to Exhibit 10.14 of the S-4)

10.13 Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000 (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 10, 2000)

12.1      Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges

12.2      Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges

 (b) Reports on Form 8-K

     A report on Form 8-K, dated August 13, 2001, was filed by the registrants disclosing (i) the execution of the Asset Purchase Agreement with Mott's Inc. and Cadbury Beverages Delaware, Inc. for the ReaLemon Sale and the press release related thereto and (ii) the appointment of David A. Barr to serve as a director on each of the Boards of Directors of the registrants and (iii) the appointment of Craig A. Steinke to serve as a director on each of the Boards of Directors of the registrants and as Chief Executive Officer and President of the registrants.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                         Eagle Family Foods Holdings, Inc.


                                         By:         /S/ CRAIG A. STEINKE
                                              ----------------------------------
                                                         Craig A. Steinke
                                              President, Chief Executive Officer
                                              and Chief Financial Officer



                                         Eagle Family Foods, Inc.


                                         By:         /s/ CRAIG A. STEINKE
                                              ----------------------------------
                                                         Craig A. Steinke
                                              President, Chief Executive Officer
                                              and Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

            Name                               Title                         Date
            ----                               -----                         ----
    /S/ Craig A. Steinke     Director, President, Chief Executive     September 12, 2001
---------------------------  Officer and Chief Financial Officer
      Craig A. Steinke       (principal executive officer and
                             principal financial and accounting
                             officer)

 /S/ Andreas T. Hildebrand   Director                                 September 12, 2001
---------------------------
   Andreas T. Hildebrand

      /S/ Kewsong Lee        Director                                 September 12, 2001
---------------------------
        Kewsong Lee


     /S/ David A. Barr       Director                                 September 12, 2001
---------------------------
       David A. Barr


    /S/ Donald W. Torey      Director                                 September 12, 2001
---------------------------
      Donald W. Torey


   /S/ Paul W. Van Orden     Director                                 September 12, 2001
---------------------------
     Paul W. Van Orden

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Eagle Family Foods, Inc. and
Eagle Family Foods Holdings, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of cash flows and of stockholder's equity of Eagle Family Foods, Inc. and the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of cash flows and of stockholders' deficit of Eagle Family Foods Holdings, Inc. present fairly, in all material respects, the financial position of Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc. at June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for the fifty-two week periods ended June 30, 2001 and July 1, 2000, and the fifty-three week period ended July 3, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Columbus, Ohio


August 13, 2001

                            EAGLE FAMILY FOODS, INC.
                 Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)

                                                                        Fifty-Two       Fifty-Two      Fifty-Three
                                                                       Week Period     Week Period     Week Period
                                                                          Ended            Ended          Ended
                                                                      June 30, 2001    July 1, 2000    July 3, 1999
                                                                      -------------    ------------    ------------
Net sales...........................................................  $     220,633    $    224,733    $    239,730
Cost of goods sold..................................................        102,650         111,140         111,026
                                                                      -------------    ------------    ------------
   Gross margin.....................................................        117,983         113,593         128,704
Distribution expense................................................         13,837          14,016          13,420
Marketing expense...................................................         54,361          64,721          75,971
General and administrative expense..................................         13,363          13,580          12,406
Amortization of intangibles.........................................         11,157          11,156          21,249
Other operating income..............................................             --          (1,212)             --
                                                                      -------------    ------------    ------------
   Operating income.................................................         25,265          11,332           5,658
Interest expense, net...............................................         33,200          31,669          27,798
                                                                      -------------    ------------    ------------
   Loss before income taxes and cumulative effect
   of accounting change.............................................         (7,935)        (20,337)        (22,140)
Income tax benefit..................................................          2,862           8,727           7,655
                                                                      -------------    ------------    ------------
   Net loss before cumulative effect of accounting change...........         (5,073)        (11,610)        (14,485)
   Cumulative effect of accounting change...........................           (361)             --              --
                                                                      -------------    ------------    ------------
   Net loss.........................................................  $      (5,434)   $    (11,610)   $    (14,485)
                                                                      =============    ============    ============
Other comprehensive income (loss):
   Cash flow hedges -
      Cumulative effect of accounting change
       (net of tax of $741).........................................          1,262              --              --
      Change in fair value of financial derivatives
        (net of tax benefit of $568)................................           (967)             --              --
      Reclassification to interest expense
        (net of tax benefit of $127)................................           (215)             --              --
   Foreign translation adjustment...................................            (55)           (213)            286
                                                                      -------------    ------------    ------------
   Comprehensive loss...............................................  $      (5,409)   $    (11,823)   $    (14,199)
                                                                      =============    ============    ============

    The accompanying notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                June 30, 2001    July 1, 2000
                                                                                -------------    ------------
                                      Assets
Current assets
   Cash and cash equivalents..................................................  $       1,064    $      1,197
   Accounts receivable, net...................................................         14,334          15,106
   Inventories................................................................         36,929          33,780
   Other current assets.......................................................          1,487           1,279
   Intercompany receivable....................................................            423             423
                                                                                -------------    ------------
     Total current assets.....................................................         54,237          51,785

Property and equipment, net...................................................         31,014          33,775
Note receivable from related party............................................            339             308
Intangibles, net..............................................................        260,597         271,738
Deferred income taxes.........................................................         33,889          30,795
Other non-current assets......................................................          7,470           8,269
                                                                                -------------    ------------
Total assets..................................................................  $     387,546    $    396,670
                                                                                =============    ============

                       Liabilities and Stockholder's Equity
Current liabilities
   Current portion of long-term debt..........................................  $         750    $      1,000
   Accounts payable...........................................................          7,021          12,015
   Other accrued liabilities..................................................          3,954           8,232
   Accrued interest...........................................................          8,508           8,951
                                                                                -------------    ------------
     Total current liabilities................................................         20,233          30,198

Long-term debt................................................................        332,750         326,500

Commitments and contingencies (Note 14)

Stockholder's equity
   Common stock, $.01 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding...................................................              1               1
   Additional paid-in capital.................................................         92,500          92,500
   Accumulated deficit........................................................        (57,973)        (52,539)
   Accumulated other comprehensive income.....................................             35              10
                                                                                -------------    ------------
     Total stockholder's equity...............................................         34,563          39,972
                                                                                -------------    ------------
Total liabilities and stockholder's equity....................................  $     387,546    $    396,670
                                                                                =============    ============

    The accompanying notes are an integral part of the financial statements.

                           EAGLE FAMILY FOODS, INC.
                           Statements of Cash Flows
                            (Dollars in Thousands)

                                                                   Fifty-Two      Fifty-Two      Fifty-Three
                                                                  Week Period    Week Period     Week Period
                                                                     Ended           Ended           Ended
                                                                 June 30, 2001   July 1, 2000    July 3, 1999
                                                                 -------------   ------------    ------------
Cash flows from (used in) operating activities:
   Net loss  .................................................   $      (5,434)  $    (11,610)   $    (14,485)
   Adjustments to reconcile net loss to net cash from (used
   in) operating activities
     Depreciation and amortization............................          17,434         18,730          25,571
     Amortization of deferred financing costs.................           2,322          1,823             920
     Deferred taxes...........................................          (3,094)        (8,789)         (7,760)
     Cumulative effect of accounting  change..................             361             --              --
     Loss (gain) on retirement/sale of fixed assets...........              32            (46)           (239)
   Net change in assets and liabilities:
     Accounts receivable......................................            (462)         6,719          (9,457)
     Inventories..............................................          (2,541)         7,977          (9,756)
     Accounts payable.........................................          (4,942)        (4,055)          6,405
     Other assets.............................................            (825)         3,439          (5,008)
     Other liabilities........................................          (4,677)        (3,976)          5,787
                                                                 -------------   ------------    ------------
   Cash from (used in) operating activities...................          (1,826)        10,212          (8,022)

Cash from (used in) investing activities:
   Capital expenditures.......................................          (3,568)        (7,564)        (13,744)
   Proceeds from the sale of assets...........................              --             85             641
   Repayment of notes and interest receivable.................              --            473             200
   Acquisition costs..........................................              --             --            (165)
                                                                 -------------   ------------    ------------
   Cash used in investing activities..........................          (3,568)        (7,006)        (13,068)

Cash from (used in) financing activities:
   Borrowings under revolving credit facility.................          78,900         65,500          64,500
   Payments under revolving credit facility...................         (71,900)       (75,500)        (43,000)
   Proceeds from sale of interest rate swap agreements........             873             --              --
   Payments under term loan facility..........................          (1,000)        (1,000)         (1,250)
   Other financing costs......................................          (1,612)        (1,981)             --
   Capital contribution.......................................              --         10,000              --
                                                                 -------------   ------------   -------------
   Cash from (used in) financing activities...................           5,261         (2,981)         20,250

Increase (decrease) in cash and cash equivalents..............            (133)           225            (840)
Cash and cash equivalents at beginning of period..............           1,197            972           1,812
                                                                 -------------   ------------    ------------
Cash and cash equivalents at end of period....................   $       1,064   $      1,197    $        972
                                                                 =============   ============    ============
Supplemental disclosure:
   Interest paid..............................................   $      31,863   $     29,261    $     25,955
                                                                 =============   ============    ============

    The accompanying notes are an integral part of the financial statements.

                           EAGLE FAMILY FOODS, INC.
                 Statements of Changes in Stockholder's Equity
              For the Fifty-Two Week Period Ended June 30, 2001,
                   Fifty-Two Week Period Ended July 1, 2000,
                And Fifty-Three Week Period Ended July 3, 1999,
                            (Dollars in Thousands)

                                                                                              Accumulated
                                                              Additional                         Other
                                                 Common          Paid        Accumulated     Comprehensive
                                                  Stock       in Capital       Deficit           Income          Total
                                               ----------    ------------   -------------    -------------   -------------
Balance, June 27, 1998....................     $        1    $     82,500   $     (26,444)   $         (63)  $      55,994
Net loss..................................             --              --         (14,485)              --         (14,485)
Other comprehensive income:
  Accumulated translation adjustment......             --              --              --              286             286
                                               ----------    ------------   -------------    -------------   -------------
Balance, July 3, 1999.....................              1          82,500         (40,929)             223          41,795
Net loss..................................             --              --         (11,610)              --         (11,610)
Capital contribution......................             --          10,000              --               --          10,000
Other comprehensive income:
  Accumulated translation adjustment......             --              --              --             (213)           (213)
                                               ----------    ------------   -------------    -------------   -------------
Balance, July 1, 2000.....................              1          92,500         (52,539)              10          39,972
Net loss..................................             --              --          (5,434)              --          (5,434)
Other comprehensive loss:
  Cumulative effect of accounting change..             --              --              --            1,262           1,262
  Change in fair value of financial
  derivatives.............................             --              --              --             (967)           (967)
  Reclassification to interest expense....             --              --              --             (215)           (215)
  Foreign translation adjustment..........             --              --              --              (55)            (55)
                                               ----------    ------------   -------------    -------------   -------------
Balance, June 30, 2001....................     $        1    $     92,500   $     (57,973)   $          35   $      34,563
                                               ==========    ============   =============    =============   =============

   The accompanying notes are an integral part of the financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
         Consolidated Statements of Operations and Comprehensive Loss
                            (Dollars in Thousands)



                                                                Fifty-Two       Fifty-Two        Fifty-Three
                                                               Week Period     Week Period       Week Period
                                                                  Ended           Ended             Ended
                                                              June 30, 2001    July 1, 2000     July 3, 1999
                                                              -------------   --------------    -------------
Net sales.................................................    $     220,633   $      224,733    $     239,730
Cost of goods sold........................................          102,650          111,140          111,026
                                                              -------------   --------------    -------------
   Gross margin...........................................          117,983          113,593          128,704
Distribution expense......................................           13,837           14,016           13,420
Marketing expense.........................................           54,361           64,721           75,971
General and administrative expense........................           13,372           13,601           12,436
Amortization of intangibles...............................           11,157           11,156           21,249
Other operating income....................................               --           (1,212)              --
                                                              -------------   --------------    -------------
   Operating income.......................................           25,256           11,311            5,628
Interest expense, net.....................................           33,200           31,669           27,798
                                                              -------------   --------------    -------------
   Loss before income taxes and cumulative effect of
   accounting change......................................           (7,944)         (20,358)         (22,170)
Income tax benefit........................................            2,862            8,727            7,655
                                                              -------------   --------------    -------------
Net loss before cumulative effect of accounting change....           (5,082)         (11,631)         (14,515)
Cumulative effect of accounting change....................             (361)              --               --
                                                              -------------   --------------    -------------
   Net loss...............................................    $      (5,443)  $      (11,631)   $     (14,515)
                                                              =============   ==============    =============
Other comprehensive income (loss):
   Cash flow hedges -
      Cumulative effect of accounting change
       (net of tax of $741)...............................            1,262               --               --
      Change in fair value of financial derivatives
        (net of tax benefit of $568)......................             (967)              --               --
      Reclassification to interest expense
        (net of tax benefit of $127)......................             (215)              --               --
   Foreign translation adjustment.........................              (55)            (213)             286
                                                              -------------   --------------    -------------
   Comprehensive loss.....................................    $      (5,418)  $      (11,844)   $     (14,229)
                                                              =============   ==============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                       June 30,      July 1,
                                                                                         2001         2000
                                                                                       ---------    ---------
                                     Assets
Current assets
   Cash and cash equivalents .......................................................   $   1,064    $   1,197
   Accounts receivable, net ........................................................      14,334       15,106
   Inventories .....................................................................      36,929       33,780
   Other current assets ............................................................       1,487        1,279
                                                                                       ---------    ---------
     Total current assets ..........................................................      53,814       51,362

Property and equipment, net ........................................................      31,014       33,775
Intangibles, net ...................................................................     260,597      271,738
Deferred income taxes ..............................................................      33,889       30,795
Other non-current assets ...........................................................       7,470        8,269
                                                                                       ---------    ---------
Total assets .......................................................................   $ 386,784    $ 395,939
                                                                                       =========    =========

                      Liabilities and Stockholders' Deficit
Current liabilities
   Current portion of long-term debt ...............................................   $     750    $   1,000
   Accounts payable ................................................................       7,021       12,015
   Other accrued liabilities .......................................................       3,954        8,232
   Accrued interest ................................................................       8,508        8,951
                                                                                       ---------    ---------
     Total current liabilities .....................................................      20,233       30,198

Long-term debt .....................................................................     332,750      326,500

Commitments and contingencies (Note 14)

Redeemable preferred stock, 1,000,000 shares authorized:
   Series A preferred stock, $100 stated value, 816,750 shares issued and
     outstanding at redemption value ...............................................     114,162      103,616
   Treasury stock, 3,438 shares at cost ............................................        (423)        (423)
   Subscription receivable .........................................................        (333)        (305)
                                                                                       ---------    ---------
                                                                                         113,406      102,888
   Series B preferred stock, $100,000 stated value, 99 shares issued and
     outstanding at redemption value ...............................................      11,757       10,667
                                                                                       ---------    ---------
     Total redeemable preferred stock ..............................................     125,163      113,555

Stockholders' deficit
   Common stock $0.01 par value, 1,200,000 shares authorized,
    1,116,704 and 1,063,559 issued and outstanding, respectively ...................          11           11
   Additional paid-in capital ......................................................       1,001        1,001
   Accumulated deficit .............................................................     (92,388)     (75,309)
   Accumulated other comprehensive income ..........................................          35           10
   Other ...........................................................................         (21)         (27)
                                                                                       ---------    ---------
     Total stockholders' deficit ...................................................     (91,362)     (74,314)
                                                                                       ---------    ---------
Total liabilities and stockholders' deficit ........................................   $ 386,784    $ 395,939
                                                                                       =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                    Fifty-Two         Fifty-Two       Fifty-Three
                                                                   Week Period       Week Period      Week Period
                                                                      Ended             Ended            Ended
                                                                  June 30, 2001      July 1, 2000     July 3, 1999
                                                                  -------------      ------------     ------------
Cash flows from (used in) operating activities:
   Net loss......................................................     $ (5,443)         $(11,631)       $(14,515)
   Adjustments to reconcile net loss to net cash from (used in)
   operating activities
     Depreciation and amortization...............................       17,443            18,752          25,601
     Amortization of deferred financing costs....................        2,322             1,823             920
     Deferred taxes..............................................       (3,094)           (8,789)         (7,760)
     Cumulative effect of accounting change......................          361                --              --
     Loss (gain) on retirement/sale of fixed assets..............           32               (46)           (239)
   Net change in assets and liabilities:
     Accounts receivable.........................................         (462)            6,719          (9,457)
     Inventories.................................................       (2,541)            7,977          (9,756)
     Accounts payable............................................       (4,942)           (4,055)          6,404
     Other assets................................................         (825)            3,861          (5,008)
     Other liabilities...........................................       (4,677)           (3,976)          5,788
                                                                      --------          --------        --------
   Cash from (used in) operating activities......................       (1,826)           10,635          (8,022)

Cash from (used in) investing activities:
   Capital expenditures..........................................       (3,568)           (7,564)        (13,744)
   Proceeds from sale of assets..................................           --                85             641
   Repayment of subscription and interest receivable.............           --               473             200
   Acquisition costs.............................................           --                --            (165)
                                                                      --------          --------        --------
   Cash used in investing activities.............................       (3,568)           (7,006)        (13,068)

Cash from (used in) financing activities:
   Borrowings under revolving credit facility....................       78,900            65,500          64,500
   Payments under revolving credit facility......................      (71,900)          (75,500)        (43,000)
   Proceeds from sale of interest rate swap agreements...........          873                --              --
   Payments under term loan facility.............................       (1,000)           (1,000)         (1,250)
   Other financing costs.........................................       (1,612)           (1,981)             --
   Purchase of Series A Preferred Stock..........................           --              (423)             --
   Issuance of Series B Preferred Stock and Common Stock.........           --            10,000              --
                                                                      --------          --------        --------
   Cash from (used in) financing activities......................        5,261            (3,404)         20,250

Increase (decrease) in cash and cash equivalents.................         (133)              225            (840)
Cash and cash equivalents at beginning of period.................        1,197               972           1,812
                                                                      --------          --------        --------
Cash and cash equivalents at end of period.......................     $  1,064          $  1,197        $    972
                                                                      ========          ========        ========

Supplemental disclosure:
   Interest paid.................................................     $ 31,863          $ 29,261        $ 25,955
                                                                      ========          ========        ========
   Non-cash financing activities include dividends accrued on
    redeemable preferred stock...................................     $ 11,636          $ 10,360        $  8,878
                                                                      ========          ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
               For the Fifty-Two Week Period Ended June 30, 2001,
                    Fifty-Two Week Period Ended July 1, 2000,
                 And Fifty-Three Week Period Ended July 3, 1999
                             (Dollars in Thousands)

                                                                                          Accumulated
                                                              Additional                     Other
                                                  Common         Paid      Accumulated   Comprehensive
                                                  Stock       In Capital     Deficit        Income        Other        Total
                                                ---------     ----------  ------------   -------------  ---------    ----------
Balance, June 27, 1998........................   $     10     $    962    $  (29,925)       $    (63)   $   (143)    $  (29,159)
Net loss......................................         --           --       (14,515)             --          --        (14,515)
Preferred stock dividend......................         --           --        (8,878)             --          --         (8,878)
Subscription receivable:
  Interest Income.............................         --           --            --              --          (1)            (1)
Payment on subscription receivable............         --           --            --              --           2              2
Grant and issue of restricted common
  stock, net of termination...................         --            4            --              --          (4)            --
Amortization of unearned compensation.........         --           --            --              --          30             30
Other comprehensive loss:
  Foreign translation adjustment..............         --           --            --             286          --            286
                                                 --------     --------    ----------        --------    --------     ----------
Balance, July 3, 1999.........................         10          966       (53,318)            223        (116)       (52,235)
Net loss......................................         --           --       (11,631)             --          --        (11,631)
Preferred stock dividend......................         --           --       (10,360)             --          --        (10,360)
Subscription receivable:
  Interest Income.............................         --           --            --              --          (5)            (5)
Infusion of capital...........................          1           99            --              --          --            100
Cancellation of restricted common stock
  grants......................................         --          (64)           --              --          64             --
Payment on subscription receivable............         --           --            --              --           9              9
Amortization of unearned compensation.........         --           --            --              --          21             21
Other comprehensive loss:
  Foreign translation adjustment..............         --           --            --            (213)         --           (213)
                                                 --------     --------    ----------        --------    --------     ----------
Balance, July 1, 2000.........................         11        1,001       (75,309)             10         (27)       (74,314)
Net loss......................................         --           --        (5,443)             --          --         (5,443)
Preferred stock dividend......................         --           --       (11,636)             --          --        (11,636)
Subscription receivable:
  Interest Income.............................         --           --            --              --          (3)            (3)
Amortization of unearned compensation.........         --           --            --              --           9              9
Other comprehensive loss
  Cumulative effect of accounting change......         --           --            --           1,262                      1,262
  Change in fair value of financial
      derivatives.............................         --           --            --            (967)         --           (967)
  Reclassification to interest expense........         --           --            --            (215)         --           (215)
  Foreign translation adjustment..............         --           --            --             (55)         --            (55)
                                                 --------     --------    ----------        --------    --------     ----------
Balance, June 30, 2001........................   $     11     $  1,001    $  (92,388)       $     35    $    (21)    $  (91,362)
                                                 ========     ========    ==========        ========    ========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements


1. Basis of Presentation:

     The accompanying financial statements as of June 30, 2001 and July 1, 2000 and for the fifty-two week periods ended June 30, 2001 and July 1, 2000 and fifty-three week period ended July 3, 1999 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("Eagle" or the "Company") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the "Company", unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation. The Company's and Holdings' fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends.

     Eagle was incorporated on November 14, 1997 and Holdings was incorporated on December 22, 1997. On December 30, 1997, Eagle issued 10,000 shares of common stock, par value $.01 per share, for $1,000 to Holdings. Holdings and Eagle did not realize any income or incur any expenses until commencement of operations on January 23, 1998. On January 23, 1998, Holdings received $82.5 million from GE Investment Private Placement Partners II ("GEI"), Warburg, Pincus Ventures, L.P. ("Warburg") and certain members of management in exchange for 825,000 shares of common stock and 816,750 shares of Series A preferred stock. On January 23, 1998, Eagle acquired certain assets of Borden Foods Corporation ("BFC") and certain of their affiliates for $376.8 million. Financing for the acquisition and related fees consisted of (i) $82.5 million equity contribution from Holdings, (ii) $115.0 million of 8.75% senior subordinated notes and (iii) senior secured credit facilities in the aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility and a $70.0 million revolving credit facility, under which $16.5 million was drawn at the time of the acquisition closing.

     The acquisition was reflected in the financial statements using the purchase method of accounting. The purchase price was allocated to the assets of Eagle on the basis of their fair values. The fair values of assets were determined based on independent appraisals and management estimates.

     Eagle operates in a single segment which manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands in the United States. The Company also has limited sales and manufacturing in Canada. The Company's portfolio of products includes Eagle Brand sweetened condensed milk, ReaLemon and ReaLime lemon and lime juice from concentrate, None Such mincemeat pie filling, Cremora powdered non-dairy creamer, Kava acid-neutralized coffee and Borden eggnog.

2. Summary of Significant Accounting Policies:

   Revenue Recognition

     Revenues are recognized when title, ownership and risk of loss transfers to the customer. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. In the fourth quarter of fiscal year 2001, the Company changed its method of accounting for revenue, as clarified in the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101. The Company recorded a cumulative effect from this accounting change of $361,000, net of tax.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


   Research and Development

     Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $1,510,000, $1,718,000 and $2,208,000 for the periods ended June 30, 2001, July 1, 2000 and
July 3, 1999.

   Advertising and Promotion

     Production costs of future media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. All other advertising and promotion costs are expensed when incurred. Advertising and promotional expenses were $39,877,000, $49,002,000 and $59,953,000 for the periods ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively.

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

   Capitalized Software Development Costs

     Certain external costs and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. At June 30, 2001 and July 1, 2000, capitalized software costs, net of accumulated amortization, amounted to $4,834,000 and $6,489,000, respectively.

   Intangibles

     Intangibles are stated at cost and are amortized on a straight-line basis over their estimated useful lives. Goodwill represents the excess of purchase price over fair value of identifiable assets and liabilities acquired.

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

   Other Non-current Assets

     Other non-current assets at June 30, 2001 and July 1, 2000 consisted primarily of net deferred financing costs amounting to approximately $7,447,000 and $8,157,000, respectively. Such costs are amortized over the term of the related debt using the interest method.

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

   Fair Value of Financial Instruments

     The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses as stated on the balance sheets approximated their fair market values because of their short maturities. The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's derivatives is estimated based on dealer quotes for those instruments.

   Hedging

     The Company enters into financial derivative instruments to manage or reduce market risk for interest rates and to manage or reduce prices of the milk commodities. The Company accounts for such non-speculative hedging activity in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, which established accounting and reporting guidelines for derivative instruments and hedging

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


activities. SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation as a fair value hedge or a cash flow hedge.

   Environmental Matters

     The Company, like others in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although the Company's environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to incur additional unforeseen environmental expenditures. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost or a reasonable range can be estimated. Environmental expenditures, which improve the condition of the property, are capitalized and amortized over their estimated useful life.

   Recently Issued Accounting Statements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The Company is evaluating this pronouncement and has not yet determined its impact on future financial statements. The pronouncement will be adopted during the first quarter of the fiscal year ending June 28, 2003.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted during the fourth quarter of the fiscal year ending June 29, 2002.

     In May 2000, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales, resulting in no impact to net income. The coupon redemption costs for the fifty-two week periods ended June 30, 2001 and July 1, 2000 were $3,397,000 and $5,314,000, respectively, and for the fifty-three week period ended July 3, 1999 were $7,751,000. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

     In September 2000, the EITF issued EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("Issue 00-25"). Issue 00-25 addresses the income statement classification of certain considerations from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such considerations include, but are not limited to slotting fees, cooperative advertising programs, and buy down programs. Upon the adoption of Issue 00-25, the Company will

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued

reclassify these expenses from marketing expense to net sales, resulting in no impact to net income. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

3. Inventories:

     Inventories are stated at lower of cost or market and at June 30, 2001 and July 1, 2000 consisted of the following (in thousands):

                                                 June 30, 2001     July 1, 2000
                                                 -------------     ------------
          Finished goods..................       $      34,033     $     30,811
          Raw material....................               2,896            2,969
                                                 -------------     ------------

                   Total inventories......       $      36,929     $     33,780
                                                 =============     ============


4. Property and Equipment:

     Property and equipment is recorded at cost and at June 30, 2001 and July 1, 2000 consisted of the following (in thousands):

                                                                      June 30, 2001       July 1, 2000
                                                                      ---------------     --------------
          Land......................................................  $          470      $          470
          Buildings and improvements................................           9,174               7,393
          Machinery and equipment...................................          27,663              22,495
          Computers.................................................          11,862              11,375
          Construction in progress..................................             351               4,280
                                                                      ---------------     --------------
                   Total property and equipment.....................          49,520              46,013
          Accumulated depreciation..................................         (18,506)            (12,238)
                                                                      ---------------     --------------
                   Net property and equipment.......................  $       31,014      $       33,775
                                                                      ===============     ==============

5. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                      Estimated Useful
                                                       June 30, 2001    July 1, 2000        Lives
                                                       --------------   ------------   ----------------
          Tradenames..............................     $      141,000   $    141,000        40 years
          Goodwill................................            136,664        136,664        40 years
          Covenant not to compete.................             21,000         21,000         5 years
                                                       --------------   ------------
                   Total intangible assets........            298,664        298,664
          Accumulated amortization................            (38,067)       (26,926)
                                                       --------------   ------------
                   Net intangible assets..........     $      260,597   $    271,738
                                                       ==============   ============

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued


6. Debt:

     Debt consisted of the following (in thousands):

                                                                          June 30, 2001   July 1, 2000
                                                                          --------------  ------------
        Term loan facility due December 31, 2005........................  $      171,500  $    172,500
        Senior subordinated notes due January 15, 2008..................         115,000       115,000
        Revolving credit facility due December 31, 2004.................          46,000        40,000
        Revolving credit facility swingline loan due December 31, 2004...          1,000            --
                                                                           -------------  ------------
            Total debt..................................................         333,500       327,500
        Less: Current portion of long-term debt.........................            (750)       (1,000)
                                                                           -------------  ------------
           Long-term debt -.............................................   $     332,750  $    326,500
                                                                           =============  ============

   Senior Credit Facilities

     The Company is the borrower under a credit agreement, dated as of January 23, 1998, as amended (the "Senior Credit Facilities"), which consists of (i) a $60 million seven-year revolving credit facility (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility"). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

     The Senior Credit Facilities contain financial covenants, which requires the Company to meet certain financial tests including debt coverage, interest expense coverage and capital expenditure requirements. The Senior Credit Facilities also contain covenants including limitations on additional indebtedness, liens, asset sales, capital expenditures, sale and leaseback transactions, dividends, loans and investment, modification of material agreements, transactions with affiliates, acquisitions, mergers and consolidations and prepayment of subordinated indebtedness. The Senior Credit Facilities agreement provides that neither Holdings or Eagle will, nor will they permit any subsidiary of Eagle to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, as defined, except primarily (i) Holdings may declare and pay dividends with respect to its capital stock payable solely in additional shares of its capital stock (other than redeemable preferred stock) and (ii) subsidiaries of Eagle may declare and pay dividends ratable with respect to their capital stock. The Senior Credit Facilities agreement also requires the Company to pledge assets acquired after the acquisition closing, including stock of after-acquired or formed subsidiaries, to deliver guarantees by wholly owned domestic subsidiaries and to maintain insurance. The Senior Credit Facilities contain customary events of default, including certain changes of control of the Company.

     The Company amended its Senior Credit Facilities pursuant to an amendment dated August 10, 2001 (the "Amendment") which will become effective as of the completion of the ReaLemon Sale. The Company received consent from the lenders for the ReaLemon Sale, and waived compliance with leverage ratio and consolidated cash interest expense coverage ratio financial covenants for periods commencing on and including September 29, 2001 and ending on and including December 28, 2002. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on and including December 1 of any year and ending on and including March 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization.

     The interest rate on the Term Loan Facility, as amended, is LIBOR plus 4.00%. The interest rate on the Revolving Credit Facility, as amended, is LIBOR plus 4.00% with the swingline loan portion bearing interest at Prime plus 3.00%.

     The obligations of Eagle under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of the Company and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of the Company and its future domestic subsidiaries. The fair market value of the senior credit facilities at June 30, 2001 approximates the carrying value.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


   Senior Subordinated Notes

     The Company's senior subordinated notes (the "Notes") are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $66.1 million and $69.0 million at June 30, 2001 and July 1, 2000, respectively.

     The Notes are unconditionally guaranteed by Holdings (the "Parent Guarantee") and by each future Domestic Subsidiary of the Company (each, a "Domestic Subsidiary Guarantee" and, collectively, the "Domestic Subsidiary Guarantees"). The Company currently has no domestic subsidiaries and therefore none which guarantee the Notes. The Parent Guarantee and the Domestic Subsidiary Guarantees are joint and several as well as full and unconditional. The Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes include certain covenants including limitations on indebtedness, dividends and other payment restrictions affecting subsidiaries, subordinated liens, sale and leaseback transactions, sale or issuance of capital stock of subsidiaries, merger, consolidation or sale of assets, transactions with affiliates and layering debt. The indenture provides that the Company will not, and will not permit any of its subsidiaries, directly or indirectly, to declare or pay any dividend or make any distribution on or in respect of its capital stock except dividends or distributions payable solely in its capital stock (other than redeemable stock) and except dividends or distributions payable solely to the Company or any wholly-owned subsidiary of the Company. Furthermore, Holdings' ability to obtain funds from its subsidiaries is restricted by the Notes because (i) Holdings may not hold assets other than Company capital stock and other minimal assets related to the business of holding such stock and (ii) Holdings may not incur any additional liabilities other than in the ordinary course of business.

     On April 16, 1998, the Company and Holdings filed a Registration Statement on Form S-4 to offer to exchange (the "Exchange Offer") up to $115 million of its 8.75% Series B Senior Subordinated Notes due 2008 (the "Exchange Notes") for up to $115 million of its outstanding Notes.

     Upon consummation of the Exchange Offer, the terms of the Exchange Notes were substantially identical in all respects to the term of the Notes. The Exchange Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by Holdings and all future Domestic Subsidiaries.

     Annual principal payments for the next five fiscal years and thereafter consisted of the following (in thousands):

          2002..................................................  $      750
          2003..................................................       3,250
          2004..................................................      27,500
          2005..................................................     127,000
          2006..................................................      60,000
          Thereafter............................................     115,000
                                                                  ----------
                                                                  $  333,500
                                                                  ==========

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

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


     A comparative analysis of the Company's benefit for income taxes from earnings before income taxes and cumulative effect of accounting change consisted of the following (in thousands):

                                                     June 30, 2001   July 1, 2000   July 3, 1999
                                                     -------------   ------------   ------------
            Federal ..............................   $       2,721   $      6,229   $      7,655
            State   ..............................             141          2,498             --
                                                     -------------   ------------   ------------
                                                     $       2,862   $      8,727   $      7,655
                                                     =============   ============   ============

     At June 30, 2001, the Company had $91.7 million of accumulated net operating losses for financial statement purposes and $92.0 million of accumulated net operating loss carryforwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2018. The Company believes that these carryforwards will be available to reduce future federal income tax liabilities and has recorded the benefit of these carryforwards as a non-current deferred tax asset. During the period ended July 1, 2000, the Company revised its previous estimates for state net operating loss carryforwards and recorded an accumulated tax benefit for state net operating loss carryforwards of $1.7 million. The Company's net operating loss carryforwards for foreign purposes are not material.

     Reconciliation of the differences between income taxes computed at Federal statutory rates and the consolidated benefit for income taxes on earnings before income taxes and cumulative effect of accounting change are as follows (in thousands):

                                                                June 30, 2001      July 1, 2000       July 3, 1999
                                                              -----------------   --------------    ----------------
               Income tax benefit computed at
                 the Federal statutory tax rate.............  $           2,781   $        7,125    $          7,655
               State tax (provision) benefit, net of Federal
                  tax benefits..............................                 92            1,602                  --
               Other   .....................................                (11)              --                  --
                                                              -----------------   --------------    ----------------
                                                              $           2,862   $        8,727    $          7,655
                                                              =================   ==============    ================

     Deferred tax assets and liabilities consisted of the following (in thousands):

                                                                June 30, 2001   July 1, 2000     July 3, 1999
                                                                -------------   ------------     ------------
               Net operating loss carryforward..............    $      34,095   $     25,855     $     15,610
               Intangible assets............................             (196)         3,108            7,002
               Property, plant and equipment................           (2,478)        (1,677)          (2,979)
               All other assets.............................            2,851          3,813            3,608
               All other liabilities........................             (383)          (304)          (1,235)
                                                                -------------   ------------     ------------
                  Net deferred tax asset....................    $      33,889   $     30,795     $     22,006
                                                                =============   ============     ============

8. Supplemental Information

     Other accrued liabilities consisted of the following (in thousands):

                                                                June 30, 2001   July 1, 2000
                                                                -------------   ------------
           Other accrued liabilities:
                Customer allowances.........................    $       1,271   $      2,142
                Coupon accrual..............................              740          2,399
                Broker commissions..........................              865          1,205
                Compensation and related accruals...........              592          1,653
                Other ......................................              486            833
                                                                -------------   ------------
                   Total other accrued liabilities..........    $       3,954   $      8,232
                                                                =============   ============

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued


9. Other Within Holdings' Stockholders' Deficit

     Other within Holdings' Stockholders' Deficit consisted of the following (in thousands):

                                                                 June 30, 2001    July 1, 2000
                                                                 -------------    ------------
       Unearned compensation...................................  $         (15)   $        (24)
       Subscription receivable.................................             (6)             (3)
                                                                 -------------    ------------
         Total other...........................................  $         (21)   $        (27)
                                                                 =============    ============

10. Redeemable Preferred Stock

      On September 24, 1999, 99 shares of Series B Non-Voting Preferred Stock (the "Series B Preferred Stock") were issued by Holdings at a stated value of $100,000 per share (the "Series B Stated Value"), and on January 23, 1998, 816,750 shares of Series A Non-Voting Preferred Stock (the "Series A Preferred Stock" and together with the Series B Preferred Stock, the "Preferred Stock") were issued by Holdings at a stated value of $100 per share (the "Series A Stated Value", and together with the Series B Stated Value, the "Stated Value").

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

     Cumulative accrued dividends totaled $34,343,000 and $22,707,000 at June 30, 2001 and July 1, 2000, respectively. They are classified with Redeemable Preferred Stock in the consolidated balance sheet of Holdings.

11. Stockholders and Registration Rights Agreements

     The Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and the stockholders named therein (the "Stockholders Agreement") and the Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and the investors named therein (the "Registration Rights Agreement") were each amended as of September 27, 1999, to reflect a Subscription Agreement with GEI and Warburg (as described in Note 12) for the offer and sale of a total of 99 shares of Series B Preferred Stock and a total of 100,000 shares of Common Stock with accompanying warrants to purchase a total of 22,013 shares of Common Stock (the "Warrants") . As a result of such amendments, all covenants and agreements set forth in the initial Stockholders Agreement and Registration Rights Agreement will apply to the newly issued Series B Preferred Stock, Common Stock and Common Stock issuable upon exercise of the Warrants.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued


12. Stock Subscription Agreement

     On September 27, 1999, GEI and Warburg subscribed to purchase a total of 99 shares of Series B Preferred Stock at $100,000 per share and a total of 100,000 shares of Common Stock at $1 per share with accompanying Warrants to purchase up to 22,013 additional shares of Common Stock. The Warrants may be exercised for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and only upon failure of the Company to achieve certain financial targets for the fiscal year ended June 30, 2001. The Warrants would have automatically terminated if the Company had achieved certain financial targets for fiscal year ended June 30, 2001. The Company did not meet the financial targets for fiscal year ended June 30, 2001. Therefore, pursuant to the terms of the Warrants, the Warrants expire on September 27, 2004. Holdings received $10.0 million in exchange for these securities. In connection with the issuance of the securities, Holdings made a $10.0 million capital contribution to Eagle.

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

13. Derivative Instruments and Hedging Activities

      The Company enters into derivative instruments to manage or reduce market risk for interest rates and commodity prices. The Company's strategy on utilizing derivative instruments has been to minimize earnings fluctuations caused by interest rate volatility associated with the Company's variable rate debt and commodity price volatility associated with purchases of milk, a key ingredient in the production of sweetened condensed milk. The derivative activities are authorized by the Company's Board of Directors and are executed and monitored by the Company's Chief Financial Officer. The Company limits the interest rate swap agreements to 50% of its outstanding debt and limits the hedging activity for milk to no greater than its annual sweetened condensed milk production.

     Effective July 2, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133." SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation as a fair value hedge or a cash flow hedge. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued


until the hedged item is recognized in earnings. Hedging effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. Upon the Company's assessment of the derivatives and hedging activities as prescribed in SFAS 133, applicable financial derivative instruments include interest rate swap agreements and commodity future contracts and will be designated as cash flow hedges.

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

     As of June 30, 2001, the Company had purchased 370 milk futures contracts for various months through June 2002 at an aggregate value of $9,370,000. The fair market value of the contracts as of June 30, 2001 was $405,000.

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

                            EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


14. Commitments and Contingencies

     Commitments. The Company has entered into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, are approximately $13.1 million and $12.2 million at June 30, 2001 and July 1, 2000, respectively.

     The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally provide that the Company pays taxes, insurance and maintenance expenses related to the leased assets. Rent expense for the periods ended June 30, 2001, July 1, 2000 and July 3, 1999, totaled $1,065,000, $888,000 and
$693,000, respectively.

     At June 30, 2001, future minimum lease payments were as follows (in thousands):

            2002......................................   $     859
            2003......................................         644
            2004......................................         360
            2005......................................          41
                                                         ---------
            Total minimum lease payments                 $   1,904
                                                         =========

     Employment Agreements. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries and bonuses and include non-compete and non-solicitation provisions.

15. Stock Options and Restricted Stock

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

     Grants of options and the periods during which such options can be exercised, and grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of a committee. As of June 30, 2001, the committee has not granted any stock options.

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

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued


     A summary of restricted stock transactions for the fiscal years 2000 and 2001 is as follows:

                                                                                    Fair Market
                                                                   Shares of           Value
                                                                  Restricted        at Issuance
                                                                     Stock              Date
                                                                  -----------       ------------
             Outstanding at July 3, 1999..................            150,980       $    150,980
                Granted...................................             52,500                525
                Cancelled.................................            (64,921)           (64,921)
                                                                  -----------       ------------
             Outstanding at July 1, 2000..................            138,559             86,584
                Granted...................................             53,145                531
                                                                  -----------       ------------
             Outstanding at June 30, 2001.................            191,704       $     87,115
                                                                  ===========       ============

     Unearned compensation is charged for the fair value of the restricted shares granted and issued in accordance with the Plan. The unearned compensation is shown as a reduction of stockholders' equity (deficit) in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

16. Retirement Plan

     The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees' annual compensation. The costs of this plan were $675,000, $476,000 and $441,000 for the periods ended June 30, 2001, July 1, 2000 and July 3, 1999, respectively.

17. Other Information

     The Company was advised by GEI and Warburg, Holdings' principal stockholders, that as of September 10, 2001, each owned $14,000,000 in aggregate principal amount of Notes.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                 Notes to the Financial Statements - continued


18.  Quarterly Data

     During the fourth quarter of 2001, the Company adopted SAB 101. The change was retroactively applied to the first three quarters of 2001. Summarized quarterly financial data follows (in thousands):

                                                                          Fiscal Year 2001
                               -------------------------------------------------------------------------------------------------
                                                          Adjusted
                               ------------------------------------------------------------
                                 Thirteen Week         Thirteen Week       Thirteen Week      Thirteen Week     Fifty-Two Week
                                  Period Ended          Period Ended        Period Ended      Period Ended       Period Ended
                               September 30, 2000     December 30, 2000    March 31, 2001     June 30, 2001     June 30, 2001
                               -------------------    -----------------   -----------------  ----------------  -----------------
Sales.....................     $          50,999      $          92,856   $         32,638   $        44,140   $        220,633
Gross margin..............                27,117                 53,813             15,369            21,684            117,983
Operating income (loss)...                 5,391                 19,875             (1,746)            1,736             25,256
Net income (loss).........                (2,540)                 7,258             (5,971)           (4,190)            (5,443)

                                                                          Fiscal Year 2001
                               -------------------------------------------------------------------------------------------------
                                                 As Previously Reported
                               ------------------------------------------------------------
                                 Thirteen Week        Thirteen Week        Thirteen Week      Thirteen Week     Fifty-Two Week
                                  Period Ended         Period Ended         Period Ended      Period Ended       Period Ended
                               September 30, 2000   December 30, 2000      March 31, 2001     June 30, 2001     June 30, 2001
                               -------------------  -------------------   -----------------  ----------------  -----------------
Sales.....................     $           51,232   $            92,683   $         31,932   $        44,140   $        219,987
Gross margin..............                 27,290                53,762             14,903            21,684            117,639
Operating income..........                  5,535                92,683             31,932             1,736            131,886
Net income (loss).........                 (1,982)                7,200             (6,512)           (4,190)            (5,484)

19.  Subsequent Events

     Effective July 15, 2001, Eagle's and Holdings' Board of Directors accepted the resignation of John O'C. Nugent Chief Executive Officer and President ("Executive"). The separation agreement, dated as of June 25, 2001, between the Company, GEI, Warburg and the Executive ("Separation Agreement") provides termination benefits in accordance with the Executive's employment agreement with the Company, dated January 23, 1998, as well as a cash payment of $25,000. The Separation Agreement provides for certain payments to the Executive upon the consummation,, of the sale of the Company or portions thereof. Pursuant to the Separation Agreement, the Executive has agreed to transfer 2,475 shares of Series A Non-Voting Preferred Stock to the Company as payment in full and complete satisfaction of principal and interest accrued on the Executive's Secured Recourse Promissory Note in favor of the Company dated January 23, 1998 and 2,475 shares of Series A Non-Voting Preferred Stock for a cash purchase price of $250,000.

     On August 13, 2001 the Company entered into an Asset Purchase Agreement with Mott's Inc. and Cadbury Beverages Delaware, Inc. for the sale of ReaLemon and ReaLime brands and related assets for $128.4 million. This transaction is anticipated to be completed in September 2001.