Form 10-Q
period 2001-12-29
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2002-02-07
CIK 1054040, 1059761

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 29, 2001
                                      or
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from___to

              Commission file numbers 333-50305 and 333-50305-01
                               _________________

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

                              Yes [X]     No [_]

     As of February 7, 2002, there were 1,031,382 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.
================================================================================

                               TABLE OF CONTENTS

   Part I - Financial Information

        Item 1. Financial Statements                                                                                     Page
                                                                                                                         ----
        Eagle Family Foods, Inc.

        Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income for the thirteen and twenty-six
        week periods ended December 29, 2001 and December 30, 2000...................................................      3

        Eagle Family Foods, Inc. Balance Sheets as of December 29, 2001 and June 30, 2001............................      4

        Eagle Family Foods, Inc. Statements of Cash Flows for the twenty-six week periods ended December 29, 2001
        and December 30, 2000........................................................................................      5

        Eagle Family Foods, Inc. Statements of Changes in Stockholder's Equity for the twenty-six week period
        ended December 29, 2001......................................................................................      6

        Eagle Family Foods Holdings, Inc.

        Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income for the
        thirteen and twenty-six week periods ended December 29, 2001 and December 30, 2000...........................      7

        Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of December 29, 2001 and June 30, 2001......      8

        Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the twenty-six week periods
        ended December 29, 2001 and December 30, 2000................................................................      9

        Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholder's Deficit for the
        twenty-six week period ended December 29, 2001...............................................................     10

        Notes to the Financial Statements............................................................................     11

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............     15

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................     22

   Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K....................................................................     23

                        PART I.   FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                           EAGLE FAMILY FOODS, INC.
               Statements of Operations and Comprehensive Income
                            (Dollars in Thousands)
                                  (Unaudited)

                                                          Thirteen Week Period Ended               Twenty-Six Week Period Ended
                                                      -----------------------------------      ------------------------------------
                                                      December 29, 2001   December 30, 2000    December 29, 2001  December 30, 2000
                                                      -----------------   -----------------    -----------------  -----------------
Net sales.........................................     $         74,048    $         92,683     $        122,256   $        143,915
Cost of goods sold................................               35,210              38,921               59,047             62,863
Cost of goods sold, accelerated depreciation......                3,476                  --                3,476                 --
                                                      -----------------   -----------------    -----------------  -----------------
   Cost of goods sold.............................               38,686              38,921               62,523             62,863
   Gross margin...................................               35,362              53,762               59,733             81,052
Distribution expense..............................                2,387               3,860                5,768              7,235
Marketing expense.................................               17,681              23,992               27,790             36,101
General and administrative expense................                2,053               3,285                4,783              6,766
Amortization of intangibles.......................                1,844               2,790                4,367              5,578
Gain on sale of product lines, net of
   reorganization charges.........................                   --                  --               18,722                 --
                                                      -----------------   -----------------    -----------------  -----------------
   Operating income...............................               11,397              19,835               35,747             25,372
Interest expense, net.............................                4,855               8,392               12,227             17,049
                                                      -----------------   -----------------    -----------------  -----------------
   Income before income taxes.....................                6,542              11,443               23,520              8,323
Income tax expense ...............................                2,500               4,241                8,811              3,101
                                                      -----------------   -----------------    -----------------  -----------------
   Net income ....................................     $          4,042    $          7,202     $         14,709   $          5,222
                                                      =================   =================    =================  =================
Other comprehensive income (loss):
   Cash flow hedges
     Cumulative effect of accounting change
       (net of tax of $741).......................                   --                  --                   --              1,262
     Change in fair value of financial derivatives
       (net of tax benefit of $37 and $418).......                   --                 (63)                  --               (712)
     Change in fair value of commodity contracts
       (net of tax of $127).......................                  217                  --                  217                 --
     Reclassification to interest expense
       (net of tax of $33, $63, $62 and $63)......                  (57)               (107)                (107)              (107)
   Foreign translation adjustment.................                   (3)                (14)                 (17)               (36)
                                                      -----------------   -----------------    -----------------  -----------------
   Comprehensive income...........................     $          4,199    $          7,018     $         14,802   $          5,629
                                                      =================   =================    =================  =================


  The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.
                                Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                     December 29, 2001      June 30, 2001
                                                                                     -----------------     ----------------
                                        Assets                                          (Unaudited)
     Current assets
        Cash and cash equivalents.................................................    $          2,138      $         1,064
        Acccounts receivable......................................................              13,944               14,334
        Inventories...............................................................              15,238               36,929
        Other current assets......................................................                 896                1,487
                                                                                     -----------------     ----------------
          Total current assets....................................................              32,216               53,814
     Property and equipment, net..................................................              19,260               31,014
     Note receivable from related party ..........................................                  --                  339
     Intangibles, net.............................................................             166,518              260,597
     Deferred income taxes........................................................              25,139               33,889
     Other noncurrent assets......................................................               6,311                7,470
     Intercompany receivable......................................................               1,382                  423
                                                                                     -----------------     ----------------
     Total assets ................................................................    $        250,826      $       387,546
                                                                                     =================     ================

                         Liabilities and Stockholder's Equity
     Current liabilities
        Current portion of long-term debt.........................................    $             78      $           750
        Accounts payable..........................................................               6,030                7,021
        Other accrued liabilities.................................................              14,170                3,954
        Accrued interest..........................................................               5,761                8,508
                                                                                     -----------------     ----------------
          Total current liabilities...............................................              26,039               20,233

     Long-term debt...............................................................             175,422              332,750

     Stockholder's equity
        Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
          issued and outstanding..................................................                   1                    1
     Additional paid-in capital...................................................              92,500               92,500
     Accumulated deficit..........................................................             (43,264)             (57,973)
     Accumulated other comprehensive income.......................................                 128                   35
                                                                                     -----------------     ----------------
          Total stockholder's equity..............................................              49,365               34,563
                                                                                     -----------------     ----------------
     Total liabilities and stockholder's equity...................................    $        250,826      $       387,546
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

                           EAGLE FAMILY FOODS, INC.
                           Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                          Twenty-Six Week Period Ended
                                                                                     ---------------------------------------
                                                                                     December 29, 2001    December 30, 2000
                                                                                     -----------------    ------------------
   Cash flows from (used in) operating activities:
      Net income................................................................     $          14,709    $          5,222
      Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization...........................................                11,097               8,664
        Amortization of deferred financing costs................................                 1,745                 856
        Loss on retirement of fixed assets......................................                    --                  29
        Deferred taxes..........................................................                 8,750               3,338
        Gain on divestiture.....................................................               (18,722)                 --
      Net change in assets and liabilities:
        Accounts receivable.....................................................                   390              (2,989)
        Inventories.............................................................                18,711              17,658
        Accounts payable........................................................                  (991)             (4,758)
        Other assets............................................................                  (539)               (307)
        Other liabilities.......................................................                (3,698)              3,392
                                                                                   -------------------  ------------------
   Cash from operating activities...............................................                31,452              31,105

   Cash fom (used) in investing activities:
      Capital expenditures......................................................                  (232)             (1,912)
      Proceeds from the sale of assets..........................................                    23                  --
      Proceeds from the sale of product lines...................................               128,425                  --
                                                                                     -----------------    ----------------
   Cash from (used in) investing activities.....................................               128,216              (1,912)

   Cash from (used in) financing activities:
      Payments under term loan facility.........................................              (118,000)               (250)
      Borrowings under revolving credit facility................................                18,300              33,700
      Payments under revolving credit facility..................................               (58,300)            (53,700)
      Other financing costs.....................................................                  (594)                 --
      Proceeds from sale of interest rate swap agreements.......................                    --                 873
                                                                                     -----------------    ----------------
      Cash used in financing activities.........................................              (158,594)            (19,377)

   Increase in cash and cash equivalents.......................................                  1,074               9,816
   Cash and cash equivalents at beginning of period.............................                 1,064               1,197
                                                                                     -----------------    ----------------
   Cash and cash equivalents at end of period...................................     $           2,138    $         11,013
                                                                                     =================    ================

  The accompanying notes are an integral part of these financial statements.

                           EAGLE FAMILY FOODS, INC.
                 Statement of Changes in Stockholder's Equity
            For the Twenty-Six Week Period Ended December 29, 2001
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                         Accumulated
                                                      Additional                            Other
                                           Common       Paid -        Accumulated       Comprehensive
                                           Stock      In Capital        Deficit         Income (Loss)         Total
                                        ------------  -----------   ----------------  ------------------ ---------------
Balance, June 30, 2001...............   $        1    $   92,500    $       (57,973)  $             35   $       34,563
Net income...........................           --            --             14,709                 --           14,709
Other comprehensive income (loss):
  Change in fair value of commodity
      contracts......................           --            --                 --                217              217
  Reclassification to interest
      expense........................           --            --                 --               (107)            (107)
  Foreign translation adjustment.....           --            --                 --                (17)             (17)
                                         ---------     ---------     --------------    ---------------    -------------
Balance, December 29, 2001...........   $        1    $   92,500    $       (43,264)  $            128   $       49,365
                                         =========     =========     ==============    ===============    =============

  The accompanying notes are an integral part of these financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
        Consolidated Statements of Operations and Comprehensive Income
                            (Dollars in Thousands)
                                  (Unaudited)

                                                             Thirteen Week Period Ended             Twenty-Six Week Period Ended
                                                        -------------------------------------    ---------------------------------
                                                        December 29,        December 30,          December 29,       December 30,
                                                            2001                2000                 2001                2000
                                                       ---------------    ----------------     ---------------     ---------------
Net sales..........................................   $         74,048     $        92,683     $       122,256     $       143,915
Cost of goods sold.................................             35,210              38,921              59,047              62,863
Cost of goods sold, accelerated depreciation.......              3,476                  --               3,476                  --
                                                       ---------------      --------------      --------------     ---------------
   Cost of goods sold..............................             38,686              38,921              62,523              62,863
   Gross margin....................................             35,362              53,762              59,733              81,052
Distribution expense...............................              2,387               3,860               5,768               7,235
Marketing expense..................................             17,681              23,992              27,790              36,101
General and administrative expense.................              2,053               3,287               4,753               6,770
Amortization of intangibles........................              1,844               2,790               4,367               5,578
Gain on sale of product lines, net of
   reorganization charges..........................                 --                  --              18,722                  --
                                                       ---------------      --------------      --------------     ---------------
   Operating income................................             11,397              19,833              35,777              25,368
Interest expense, net..............................              4,855               8,392              12,227              17,049
                                                       ---------------      --------------      --------------     ---------------
   Income before income taxes......................              6,542              11,441              23,550               8,319
Income tax expense ................................              2,500               4,241               8,811               3,101
                                                       ---------------      --------------      --------------     ---------------
   Net income .....................................   $          4,042     $         7,200     $        14,739     $         5,218
                                                       ===============      ==============      ==============     ===============
Other comprehensive income (loss):
    Cash flow hedges
      Cumulative effect of accounting change
       (net of tax of $741)........................                 --                  --                  --               1,262
      Change in fair value of financial derivatives
       (net of tax benefit of $37 and $418)........                 --                 (63)                 --                (712)
      Change in fair value of commodity contracts
       (net of tax of $127)........................                217                  --                 217                  --
      Reclassification to interest expense
       (net of tax of $33, $63, $62 and $63 )......                (57)               (107)               (107)               (107)
    Foreign translation adjustment.................                 (3)                (14)                (17)                (36)
                                                       ---------------      --------------      --------------     ---------------
    Comprehensive income...........................   $          4,199     $         7,016     $        14,832     $         5,625
                                                       ===============      ==============      ==============     ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                          Consolidated Balance Sheets
                   (Dollars in Thousands Except Share Data)

                                                                                    December 29, 2001    June 30, 2001
                                                                                    -----------------   --------------
                                       Assets                                          (Unaudited)
   Current assets
      Cash and cash equivalents..................................................   $           2,138   $        1,064
      Accounts receivable........................................................              13,944           14,334
      Inventories................................................................              15,238           36,929
      Other current assets.......................................................                 896            1,487
                                                                                    -----------------   --------------
        Total current assets.....................................................              32,216           53,814
   Property and equipment, net...................................................              19,260           31,014
   Intangibles, net  ............................................................             166,518          260,597
   Deferred income taxes.........................................................              25,139           33,889
   Other noncurrent assets.......................................................               6,311            7,470
                                                                                    -----------------   --------------
   Total assets .................................................................   $         249,444   $      386,784
                                                                                    =================   ==============

                       Liabilities and Stockholders' Deficit
   Current liabilities
      Current portion of long-term debt .........................................   $              78   $          750
      Accounts payable...........................................................               6,030            7,021
      Other accrued liabilities..................................................              14,170            3,954
      Accrued interest...........................................................               5,761            8,508
                                                                                    -----------------   --------------
        Total current liabilities................................................              26,039           20,233

   Long-term debt ...............................................................             175,422          332,750

   Redeemable preferred stock, 1,000,000 shares authorized:
      Series A preferred stock, $100 stated value, 816,750 shares issued and
        outstanding, at redemption value.........................................             119,645          114,162
      Treasury stock, 10,962 and 3,438 shares respectively, at cost..............              (1,382)            (423)
      Subscription receivable....................................................                  --             (333)
                                                                                    -----------------   --------------
                                                                                              118,263          113,406
      Series B preferred stock, $100,000 stated value, 99 shares issued and
        outstanding, at redemption value.........................................              12,340           11,757
                                                                                    -----------------   --------------
        Total redeemable preferred stock.........................................             130,603          125,163

   Stockholders' deficit
      Common stock $0.01 par value, 1,200,000 shares authorized, 1,031,382
        and 1,116,704 shares issued and outstanding, respectively................                  10               11
      Additional paid-in capital.................................................                 958            1,001
      Accumulated deficit........................................................             (83,716)         (92,388)
      Accumulated other comprehensive income.....................................                 128               35
      Other......................................................................                  --              (21)
                                                                                    -----------------   --------------
        Total stockholders' deficit..............................................             (82,620)         (91,362)
                                                                                    -----------------   --------------
   Total liabilities and stockholders' deficit...................................   $         249,444   $      386,784
                                                                                    =================   ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                            Twenty-Six Week Period Ended
                                                                                       -------------------------------------
                                                                                       December 29, 2001   December 30, 2000
                                                                                       -----------------   -----------------
    Cash flows from (used in) operating activities:
       Net income..................................................................    $          14,739   $           5,218
       Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization.............................................               11,067               8,668
         Amortization of deferred financing costs..................................                1,745                 856
         Deferred taxes............................................................                8,750               3,338
         Gain on divestiture.......................................................              (18,722)                 --
         Loss on retirement of fixed assets........................................                   --                  29
       Net change in assets and liabilities:
         Accounts receivable, net..................................................                  390              (2,989)
         Inventories...............................................................               18,711              17,658
         Accounts payable..........................................................                 (991)             (4,758)
         Other assets..............................................................                  420                (307)
         Other liabilities.........................................................               (3,691)              3,392
                                                                                       -----------------   -----------------
       Cash from operating activities..............................................               32,418              31,105

    Cash from (used) investing activities:
       Capital expenditures........................................................                 (232)             (1,912)
       Proceeds from the sale of assets............................................                   23                  --
       Proceeds from the sale of product lines.....................................              128,425                  --
                                                                                       -----------------   -----------------
       Cash from (used in) investing activities....................................              128,216              (1,912)

    Cash from (used in) financing activities:
       Payments under term loan facility...........................................             (118,000)               (250)
       Borrowings under revolving credit facility .................................               18,300              33,700
       Payments under revolving credit facility....................................              (58,300)            (53,700)
       Purchase of Series A Preferred Stock........................................                 (966)                 --
       Other financing costs.......................................................                 (594)                 --
       Proceeds from sale of interest rate swap agreements.........................                   --                 873
                                                                                       -----------------   -----------------
       Cash used in financing activities...........................................             (159,560)            (19,377)

    Increase in cash and cash equivalents.........................................                 1,074               9,816
    Cash and cash equivalents at beginning of period...............................                1,064               1,197
                                                                                       -----------------   -----------------
    Cash and cash equivalents at end of period.....................................    $           2,138   $          11,013
                                                                                       =================   =================
    Supplemental disclosure:
       Non-cash financing activities included dividends accrued on redeemable
         preferred stock...........................................................    $           6,170   $           5,676
                                                                                       =================   =================

 The accompanying notes are an integral part of these consolidated financial statements.

                       EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statement of Changes in Stockholders' Deficit
            For the Twenty-Six Week Period Ended December 29, 2001
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                       Accumulated
                                                       Additional                         Other
                                          Common         Paid -        Accumulated    Comprehensive
                                          Stock       In Capital         Deficit       Income (Loss)       Other         Total
                                         --------     -----------      -----------    -------------     -----------   -----------
Balance, June 30, 2001.................  $     11     $     1,001      $   (92,388)   $          35     $       (21)  $   (91,362)
Net income.............................        --              --           14,739               --              --        14,739
Preferred stock dividend...............        --              --           (6,170)              --              --        (6,170)
Payment of dividends...................        --              --              103               --              --           103
Subscription receivable:
  Interest income......................        --              --               --               --               6             6
Amortization of unearned
  compensation.........................        --              --               --               --              14            14
Termination of restricted
  common stock.........................        (1)            (43)              --               --               1           (43)
Other comprehensive income (loss):
Change in fair value of
  commodity contracts..................        --              --               --              217              --           217
  Reclassification to interest
  expense..............................        --              --               --             (107)             --          (107)
  Foreign translation adjustment.......        --              --               --              (17)             --           (17)
                                         --------     -----------      -----------    -------------     -----------   -----------
Balance, December 29, 2001.............  $     10     $       958      $   (83,716)   $         128     $        --   $   (82,620)
                                         ========     ===========      ===========    =============     ===========   ===========

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

     The financial statements as of December 29, 2001 and December 30, 2000 and for the thirteen and twenty-six week periods ended December 29, 2001 and December 30, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 30, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Issued Accounting Statements:

     On October 4, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS 144.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is applying this pronouncement to future transactions.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The Company's results do not include any charges for any potential adjustments in the carrying amount of goodwill and other intangible assets that may be recorded in connection with the initial adoption of this pronouncement. The Company is required to complete its analysis in the first quarter in fiscal year 2003.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted in the fourth quarter of the fiscal year ending June 29, 2002.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)


     In May 2000, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("Issue 00-14"). Issue 00-14 addresses the recognition, measurement, and income statement classification of sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales, resulting in no impact on net income. The coupon redemption costs were $2,676,000 and $2,707,000 for the thirteen-week periods ended December 29, 2001 and December 30, 2000, respectively, and $3,401,000 and $2,857,000 for the twenty-six week periods ended December 29, 2001 and December 30, 2000, respectively. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement during the third quarter of the fiscal year ending June 29, 2002.

     In September 2000, the EITF issued EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products" ("Issue 00-25"). Issue 00-25 addresses the income statement classification of certain consideration from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such consideration includes, but is not limited to slotting fees, cooperative advertising programs, and buy down programs. Upon the adoption of Issue 00-25, the Company will reclassify these expenses from marketing expense to net sales, resulting in no impact on net income. These expenses were approximately $10,234,000 and $13,472,000 for the thirteen-week periods ended December 29, 2001 and December 30, 2000, respectively, and $16,304,000 and $20,007,000 for the twenty-six week periods ended December 29, 2001 and December 30, 2000, respectively. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement in the third quarter of the fiscal year ending June 29, 2002.

3. Divestiture:

     On September 19, 2001, the Company sold to Mott's Inc. and Cadbury Beverages Delaware, Inc. the Company's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets, including inventory and the manufacturing facility in Waterloo, New York (the "ReaLemon Sale") for $128,425,000 (subject to adjustment as provided in the Asset Purchase Agreement for such sale). The Company recognized a gain of $18,722,000 on the ReaLemon Sale, net of reorganization and transition charges of $4,769,000.

     In connection with the ReaLemon Sale, the Company committed to a plan ("Plan") to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees, including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of the corporate and research and development offices. The Company completed the tactical actions of the Plan. Costs expensed to date during the period ended December 29, 2001 related to the Plan and classified as part of the "Gain on sale of product lines, net of reorganization charges" on the Consolidated Statement of Operations and Comprehensive Income
(Loss) included $3,942,000 for severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs. The remaining cash requirements of the Plan as of December 29, 2001 are expected to total approximately $2,728,000 and will be paid out through September 30, 2002.

                           EAGLE FAMILY FOODS, INC.
                      EAGLE FAMILY FOODS HOLDINGS, INC.
                      Notes to the Financial Statements
                                  (Unaudited)


     The selected consolidated results of operations excluding the results of operations for the ReaLemon and ReaLime product lines on a pro forma basis (and are unaudited) for the thirteen-week periods and the twenty-six week periods ended December 29, 2001 and December 30, 2000 were (in thousands):

                                                Thirteen Week Period Ended       Twenty-Six Week Period Ended
                                               -----------------------------    -------------------------------
                                                December 29,   December 30,      December 29,    December 30,
                                                    2001           2000              2001            2000
                                               -------------   ------------     ---------------  --------------
       Net sales............................   $      74,048   $     75,729     $       108,698  $      110,557
       Gross margin.........................   $      35,362   $     42,969     $        51,406  $       60,202
       Operating Income.....................   $      11,389   $     14,979     $        12,932  $       15,897

4. Inventories:

     Inventories are stated at the lower of cost or market at December 29, 2001 and June 30, 2001 and consisted of the following (in thousands):

                                            December 29, 2001   June 30, 2001
                                            -----------------   -------------

     Finished goods.........................$          13,158   $      34,033
     Raw materials..........................            2,080           2,896
                                            -----------------   -------------
        Total inventories...................$          15,238   $      36,929
                                            =================   =============

5. Property and Equipment:

     Property and equipment is recorded at cost at December 29, 2001 and June 30, 2001 and consisted of the following (in thousands):

                                              December 29, 2001   June 30, 2001
                                              -----------------   -------------

     Land..................................    $            390   $         470
     Buildings and improvements............               6,945           9,174
     Machinery and equipment...............              21,821          27,663
     Computers.............................              11,641          11,862
     Construction in progress..............                 129             351
                                              -----------------   -------------
         Total property and equipment......              40,926          49,520
     Accumulated depreciation..............             (21,666)        (18,506)
                                              -----------------   -------------
         Property and equipment, net.......    $         19,260   $      31,014
                                              =================   =============

     The Company periodically reviews the useful lives of its assets, and where warranted, changes are made that result in an acceleration of depreciation. The Company recorded a charge for accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to strategic initiatives planned by the Company. The useful lives of assets related to the strategic initiatives were shortened, resulting in incremental expense totaling $3,476,000 for the thirteen-week period ended December 29, 2001.

                           EAGLE FAMILY FOODS, INC.
                       EAGLE FAMILY FOODS HOLDINGS, INC.
                       Notes to the Financial Statements
                                  (Unaudited)

6. Intangible Assets:

     Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                                Estimated
                                                         December 29, 2001    June 30, 2001    Useful Lives
                                                         -----------------    -------------    ------------
     Tradenames.....................................     $          91,000    $     141,000       40 years
     Goodwill.......................................                90,116          136,664       40 years
     Covenant not to compete........................                13,847           21,000        5 years
                                                          ----------------    -------------
         Total intangible assets....................               194,963          298,664
     Accumulated amortization.......................               (28,445)         (38,067)
                                                          ----------------    -------------
         Intangible assets, net.....................     $         166,518    $     260,597
                                                          ================    =============

7. Debt:

     Debt consisted of the following (in thousands):

                                                                          December 29, 2001       June 30, 2001
                                                                          -----------------     -----------------
     Term loan facility due December 31, 2005..........................   $          53,500      $        171,500
     Senior subordinated notes due January 15, 2008....................             115,000               115,000
     Revolving credit facility due December 31, 2004...................               6,000                46,000
     Revolving credit facility swingline loan due December 31, 2004....               1,000                 1,000
                                                                          -----------------     -----------------
         Total debt....................................................             175,500               333,500
     Less current portion of long-term debt............................                 (78)                 (750)
                                                                          -----------------     -----------------
         Long-term debt................................................   $         175,422      $        332,750
                                                                          =================     =================

     The Company is the borrower under a credit agreement, dated as of January 23, 1998, as amended (the "Credit Agreement"), which consists of (i) a $60.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility). The interest rate on the Term Loan Facility is LIBOR plus 4.00%. The Company used $118.0 million of the proceeds of the ReaLemon Sale to repay indebtedness under the Term Loan Facility. The interest rate on the Revolving Credit Facility is LIBOR plus 4.00% with the swingline loan portion bearing interest at the Prime rate plus 3.00%. The fair market value of the Term Loan Facility and the Revolving Credit Facility at December 29, 2001 was approximately the carrying value.

     The Company amended its Credit Agreement pursuant to an amendment dated August 10, 2001 (the "Amendment"), which became effective as of the completion of the ReaLemon Sale. Pursuant to the Amendment, the Company received consent from the lenders for the proposed ReaLemon Sale, and the lenders waived compliance with certain coverage ratio financial covenants for periods commencing on and including September 29, 2001 and ending on and including December 28, 2002. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December 1 of any year and ending not later than March 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization.

     The Company's $115 million of senior subordinated notes (the "Notes") are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $74.8 million at December 29, 2001. As of January 18, 2002, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures L.P., Holdings' principal stockholders, each owned approximately $14.0 million in aggregate principal amount of Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Set forth below is a discussion of the financial condition and results of operations for the thirteen and twenty-six week periods ended December 29, 2001 and December 30, 2000. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth the results of operations as a percentage of net sales for the thirteen and twenty-six week periods ended December 29, 2001 and December 30, 2000.


                                                                          Results of Operations
                                           ---------------------------------------------------------------------------------
                                                  Thirteen Week Period Ended                Twenty-Six Week Period Ended
                                           December 29, 2001    December 30, 2000    December 29, 2001    December 30, 2000
                                           -------------------  ------------------   -----------------    -------------------
  Net sales.............................                100.0%              100.0%               100.0%              100.0%
  Cost of goods sold....................                 47.6                42.0                 48.3                43.7
  Cost of goods sold, accelerated
     depreciation.......................                  4.6                  --                  2.8                  --
                                           ------------------   -----------------    -----------------    ----------------
  Total cost of goods sold..............                 52.2                42.0                 51.1                43.7
  Gross margin..........................                 47.8                58.0                 48.9                56.3
  Distribution expense..................                  3.2                 4.2                  4.7                 5.0
  Marketing expense.....................                 23.9                25.9                 22.7                25.1
  General and administrative expense....                  2.8                 3.5                  3.9                 4.7
  Amortization of intangibles...........                  2.5                 3.0                  3.6                 3.9
  Gain on sale of product lines.........                   --                  --                (15.3)                 --
                                           ------------------   -----------------    -----------------    ----------------
  Operating income.....................                  15.4%               21.4%                29.3%               17.6%
                                           ==================   =================    =================    ================

     The Company sold to Mott's Inc. and Cadbury Beverages Delaware, Inc. the Company's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the Realemon and ReaLime brand names and related assets including inventory and the manufacturing facility in Waterloo, New York. The following table sets forth the pro forma results of operations excluding the results of operations of the lemon and lime juice product lines (the "ReaLemon product lines") for the thirteen and twenty-six week periods ended December 29, 2001 and December 30, 2000.

                                                          Results of Operations Excluding the Pro Forma Results
                                                                       of the ReaLemon Product Lines
                                        --------------------------------------------------------------------------------------
                                                  Thirteen Week Period Ended                Twenty-Six Week Period Ended
                                           December 29, 2001    December 30, 2000    December 29, 2001      December 30, 2000
                                           -------------------  ------------------   -------------------    ------------------
  Net sales.............................                100.0%              100.0%                100.0%             100.0%
  Cost of goods sold....................                 47.6                43.3                  49.5               45.6
  Cost of goods sold, accelerated
     depreciation.......................                  4.6                  --                   3.2                 --
                                           ------------------   -----------------    ------------------   ----------------
  Total cost of goods sold..............                 52.2                43.3                  52.7               45.6
  Gross margin..........................                 47.8                56.7                  47.3               54.4
  Distribution expense..................                  3.2                 3.3                   4.2                4.1
  Marketing expense.....................                 23.9                26.8                  23.5               26.4
  General and administrative expense....                  2.8                 4.4                   4.4                6.2
  Amortization of intangibles...........                  2.5                 2.4                   3.2                3.3
                                           ------------------   -----------------    ------------------   ----------------
  Operating income .....................                 15.4%               19.8%                 12.0%              14.4%
                                           ==================   =================    ==================   ================

Results of Operations

Thirteen Week Period ended December 29, 2001 ("second quarter 2002") and December 30, 2000 ("second quarter 2001") (Unaudited)

     Net Sales. The Company's net sales for second quarter 2002 were $74.0 million as compared to $92.7 million for second quarter 2001, a decrease of $18.7 million, or 20.2%. The table below sets forth the Company's net sales data for each of the Company's product lines for second quarter 2002 and second quarter 2001 (dollars in millions):

                                                                      Net Sales    Percentage       Net Sales    Percentage
                                                                       Second          Of             Second         Of
                                                                       Quarter        Total          Quarter       Total
         Product Line             Company's Principal Brands            2002        Net Sales          2001      Net Sales
-------------------------  ---------------------------------------  -------------  -----------     -----------  -----------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other...........   $        54.3        73.4%     $      54.8         59.1%
Non-dairy creamer             Cremora, Cremora Royale and
                              other..............................            10.3        13.9             11.1         12.0
Niche brand products          Borden, None Such, Kava............             9.4        12.7              9.8         10.6
                                                                     ------------  ----------      -----------  -----------
    Total net sales excluding divested product line..............            74.0       100.0             75.7         81.7
Lemon and lime juice          ReaLemon and ReaLime...............              --          --             17.0         18.3
                                                                     ------------  ----------      -----------  ------------
    Total net sales                                                 $        74.0       100.0%     $      92.7        100.0%
                                                                     ============  ==========      ===========  ===========

     The decrease in net sales of $18.7 million in second quarter 2002 as compared to second quarter 2001 was primarily due to $17.0 million of lower net sales of the ReaLemon product lines. As discussed above, the Company sold the ReaLemon product lines and its respective assets during the first quarter 2001. The slight decline in the sweetened condensed milk product line in second quarter 2002 as compared to second quarter 2001 was due to the sales mix of sweetened condensed milk products. The decrease in the net sales of the non-dairy creamer product line was the result of increased marketing initiatives by the Company's competitors.

     Cost of Goods Sold. Cost of goods sold was $38.7 million for second quarter 2002 as compared to $38.9 million for second quarter 2001, a decrease of $0.2 million, or 0.5%. In the second quarter 2002, the Company recorded $3.5 million of accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to strategic initiatives planned by the Company. The cost of goods sold in second quarter 2001 includes $6.2 million for the ReaLemon product lines. Excluding the accelerated depreciation in second quarter 2002 and cost of goods sold for the ReaLemon product lines in second quarter 2001, cost of goods sold was $35.2 million for second quarter 2002 as compared to $32.8 million for second quarter 2001, an increase of $2.4 million, or 7.3%. Expressed as a percentage of net sales, cost of goods sold excluding accelerated depreciation for second quarter 2002 and cost of goods sold for the ReaLemon product lines in second quarter 2001 increased to 47.6% from 43.3% for second quarter 2001. The increase in the percentage was primarily due to higher raw material costs, principally milk used in the production of sweetened condensed milk. In early fiscal year 2002, milk prices rose to levels significantly above historical averages, and negatively impacted quarter results.

     Distribution Expense. Distribution expense was $2.4 million for second quarter 2002 as compared to $3.9 million for second quarter 2001, a decrease of $1.5 million, or 38.5%. This decrease was primarily due to $1.3 million of distribution expense in second quarter 2001 relating to the ReaLemon product lines. Expressed as a percentage of net sales excluding the ReaLemon product lines distribution expense in second quarter 2001, distribution expense for second quarter 2002 decreased to 3.2% from 3.3% for second quarter 2001.

     Marketing Expense. Marketing expense was $17.7 million for second quarter 2002 as compared to $24.0 million for second quarter 2001, a decrease of $6.3 million, or 26.3%. This decrease was due to $3.1 million in second quarter 2001 relating to the ReaLemon product lines, $1.0 million in marketing administrative cost reduction relating to the reorganization initiative, and other marketing reductions in sweetened condensed milk and non-dairy creamer product lines. Expressed as a percentage of net sales excluding the ReaLemon product lines marketing expenses in second quarter 2001, marketing expense for second quarter 2002 decreased to 23.9% from 26.8% for second quarter 2001.

     General and Administrative ("G&A") Expense. Total G&A expense was $2.1 million for second quarter 2002 as compared to $3.3 million for second quarter 2001, a decrease of $1.2 million, or 36.4%. Expressed as a percentage of net sales, G&A expense for second quarter 2002 decreased to 2.8% from 3.5% for second quarter 2001. In connection with the ReaLemon Sale, the Company reorganized and reduced the number of corporate and administrative employees pursuant to the Plan. The decrease in G&A was primarily due to the implementation of the Plan.

     Amortization of Intangibles. Amortization of intangibles was $1.8 million for second quarter 2002 as compared to $2.8 million for second quarter 2001. The decrease is due to the sale of certain trademarks and other intangible assets in the ReaLemon Sale and its respective write off against the gain on the ReaLemon Sale.

     Operating Income. Operating income was $11.4 million for second quarter 2002 as compared to $19.8 million for second quarter 2001, a decrease of $8.4 million, or 42.4%. Among other factors noted above, the decrease was primarily due to $6.4 million of operating income included in second quarter 2001 relating to the operation of the ReaLemon product lines.

     Interest Expense. Net interest expense was $4.8 million for second quarter 2002 as compared to net interest expense of $8.4 million for second quarter 2001, a decrease of $3.6 million. The decrease was due to lower interest rates and lower average debt balances during second quarter 2002 as compared to second quarter 2001. The lower average debt balance was affected by the use of the proceeds from the ReaLemon Sale to repay indebtedness under the Term Loan Facility.

     Income Taxes. The Company recorded income tax expense of $2.5 million for second quarter 2002 as compared to a $4.2 million income tax expense for second quarter 2001, a decrease of $1.7 million, or 40.5%. The decrease of $1.7 million is due to the lower net income in second quarter 2002 compared to second quarter 2001 which included operating results from the ReaLemon product lines.

Twenty-Six Week Period Ended December 29, 2001 ("first half 2002") and December 30, 2000 ("first half 2001") (Unaudited)

     Net Sales. The Company's net sales for first half 2002 were $122.3 million as compared to $143.9 million for first half 2001, a decrease of $21.6 million, or 15.0%. The table below sets forth the Company's net sales data for each of the Company's product lines for first half 2002 and first half 2001 (dollars in millions):


                                                                      Net Sales    Percentage       Net Sales   Percentage
                                                                        First          Of             First         Of
                                                                         Half        Total            Half         Total
         Product Line             Company's Principal Brands             2002      Net Sales          2001       Net Sales
--------------------------  --------------------------------------   ------------- -----------     ------------ -----------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other...........    $       79.9        65.3%    $       79.8         55.4%
Non-dairy creamer             Cremora, Cremora Royale and
                              other..............................            17.5        14.3             18.8         13.1
Niche brand products          Borden, None Such, Kava............            11.5         9.4             11.9          8.3
                                                                     ------------- ----------      ------------ -----------
    Total net sales excluding divested product line..............           108.9        89.0            110.5         76.8
Lemon and lime juice          ReaLemon and ReaLime...............            13.4        11.0             33.2         23.1
Lemonade liquid concentrate   ReaLemonade........................              --          --              0.2          0.1
                                                                     ------------- ----------      ------------ -----------
    Total net sales                                                  $      122.3       100.0%    $      143.9        100.0%
                                                                     ============= ==========      ============ ===========

     The decrease in net sales of $21.6 million in first half 2002 as compared to first half 2001 was primarily due to $19.8 million of lower net sales of the ReaLemon product lines. The decrease in the net sales of the non-dairy creamer product line was the result of increased marketing initiatives by the Company's competitors.

     Cost of Goods Sold. Cost of goods sold was $62.5 million for first half 2002 as compared to $62.9 million for first half 2001, a decrease of $0.4 million, or 0.6%. On a pro forma basis excluding the cost of goods sold for the Realemon product lines for first half 2002 and first half 2001, cost of goods sold was $57.3 million for first half 2002 compared to $50.4 million for first half 2001, an increase of $6.9 million, or 13.7%. In the second quarter 2002, the Company recorded $3.4 million of accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to strategic initiatives planned by the Company. Expressed as a percentage of net sales, cost of goods sold, excluding accelerated depreciation for first half 2002 and the cost of goods sold for the ReaLemon product lines for the reported periods increased to 49.6% in first half 2001 from 45.6% in first half 2001. The increase in the percentage is primarily the result of higher raw material costs, principally milk used in the production of sweetened condensed milk. In early fiscal year 2002, milk prices rose to levels significantly above historical averages, and negatively impacted first half results.

     Distribution Expense. Distribution expense was $5.8 million for first half 2002 as compared to $7.2 million for first half 2001, a decrease of $1.4 million, or 19.4%. On a pro forma basis excluding the distribution expense for the Realemon product lines for first half 2002 and first half 2001, distribution expense was $4.6 million for first half 2002 and for first half 2001. Expressed as a percentage of net sales, distribution expense excluding ReaLemon product lines distribution expense for the reported periods was 4.2% for first half 2002 and second half 2001.

     Marketing Expense. Marketing expense was $27.8 million for first half 2002 as compared to $36.1 million for first half 2001, a decrease of $8.3 million, or 23.0%. On a pro forma basis excluding the marketing expense for the Realemon product lines for first half 2002 and first half 2001, marketing expense was $25.6 million for first half 2002 compared to $29.2 million for first half 2001, a decrease of $3.6 million, or 12.3%. This decrease was due to $1.0 million in marketing administrative cost reduction relating to the reorganization initiative, and $2.6 million in other marketing reductions primarily in sweetened condensed milk and non-dairy creamer product lines. Expressed as a percentage of net sales, marketing expense, excluding ReaLemon product lines marketing expense for the reported periods, decreased to 23.5% for first half 2002 from 26.4% for first half 2001.

     G&A Expense. Total G&A expense was $4.8 million for first half 2002 as compared to $6.8 million for first half 2001, a decrease of $2.0 million, or 29.4%. Expressed as a percentage of net sales, G&A expense for first half 2002 decreased to 3.9% from 4.7% for first half 2001. The decrease in G&A expense was primarily due to the execution of the Plan as noted above.

     Amortization of Intangibles. Amortization of intangibles was $4.4 million for first half 2002 versus $5.6 million for first half 2001, a decrease of $1.2 million, or 21.4%. The decrease is due to the sale of certain trademarks and other intangible assets in the ReaLemon Sale and its respective write off against the gain on the ReaLemon Sale.

     Gain on Sale of Product Lines. The Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million.

     Operating Income. Operating income was $35.8 million for first half 2002 as compared to $25.4 million for first half 2001, an increase of $10.4 million, or 40.9%. Together with other factors discussed above, the increase in operating income was primarily due to the gain on the ReaLemon Sale.

     Interest Expense. Net interest expense was $12.2 million for first half 2002 as compared to net interest expense of $17.1 million for first half 2001, a decrease of $4.9 million, or 28.7%. The decrease was primarily due to lower interest rates and lower average debt balances during first half 2002 as compared to first half 2001. The lower average debt balance was affected by the use of the proceeds from the ReaLemon Sale to repay indebtedness under the Term Loan Facility.

     Income Taxes. The Company recorded income tax expense of $8.8 million for first half 2002 as compared to a $3.1 million income tax expense for first half 2001, an increase of $5.7 million. The increase is primarily due to the gain on the ReaLemon Sale, offset by lower operating income.

Liquidity and Capital Resources

     Borrowings under the Term Loan Facility were $53.5 million and $171.5 million at December 29, 2001 and June 30 2001, respectively. The Term Loan Facility matures $1.0 million, $8.6 million, $25.1 million and $18.8 million in the fiscal years 2003 through 2006, respectively. In addition, the $60.0 million Revolving Credit Facility, which includes a $10.0 million swingline loan, matures in fiscal year 2005. Borrowings under the Revolving Credit Facility were $7.0 million and $47.0 million at December 29, 2001 and June 30, 2001, respectively.

     On September 19, 2001, the Company consummated the ReaLemon Sale. The Company used $118.0 million of the proceeds to repay indebtedness under the Term Loan Facility.

     Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.2 million on capital projects in first half of 2002 to fund expenditures at existing facilities. The Company expects to spend for fiscal year 2002 approximately $1.8 million on capital projects to fund expenditures at existing facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash from operating activities was $32.4 million and $31.1 million for first half 2002 and first half 2001, respectively, an increase of $1.3 million. The increase in net cash from operating activities is due to reduced operating activities previously required by the ReaLemon product lines.

     Net cash used in financing activities was $159.6 million and $19.3 million in first half 2002 and first half 2001, respectively, an increase of $140.3 million. The increase in net cash used in financing was primarily due to a $118.0 million pay down on the Term Loan Facility in first quarter 2002, using the proceeds from the ReaLemon Sale, and utilizing operating cash to pay down the Revolving Credit Facility in first half 2002.

     Management believes that cash generated from operations and borrowings under the Revolving Credit Facility will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

     As of January 18, 2002, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures L.P., Holdings' principal stockholders, each owned approximately $14.0 million in aggregate principal amount of Notes.

Seasonality

     The Company's net sales, net income and cash flows are affected by a seasonal bias toward the second quarter of the fiscal year due to increased sales during the holiday season. Three of the Company's five major product lines (Eagle Brand and other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company's net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Recently Issued Accounting Statements

     On October 4, 2001, the FASB issued SFAS 144. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS 144.

     In June 2001, the FASB issued SFAS 141. SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is applying this pronouncement to future transactions.

     In June 2001, the FASB issued SFAS 142. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The Company's results do not include any charges for any potential adjustments in the carrying amount of goodwill and other intangible assets that may be recorded in connection with the initial adoption of this pronouncement. The Company is required to complete its analysis in the first quarter in fiscal year 2003.

     In June 2001, the FASB issued SFAS 143. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted in the fourth quarter of the fiscal year ending June 29, 2002.

     In May 2000, the EITF released Issue 00-14. Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives including point of sale coupons, rebates and free merchandise in connection with a single exchange transaction. Upon the adoption of Issue 00-14, the Company will reclassify coupon redemption costs from marketing expense to net sales, resulting in no impact on net income. The coupon redemption costs were $2.7 million for the thirteen week periods ended December 29, 2001 and December 30, 2000, and $3.4 million and $2.9 million for the twenty-six week periods ended December 29, 2001 and December 30, 2000, respectively. The EITF deferred the effective date of Issue 00-14 to the quarter beginning after December 15, 2001. The Company will adopt the pronouncement in the third quarter of the fiscal year ending June 29, 2002.

     In September 2000, the EITF released Issue 00-25. Issue 00-25 addresses the income statement classification of certain considerations from a vendor to a retailer in connection with the retailer's purchase of the vendor's product. Such consideration includes, but is not limited to, slotting fees, cooperative advertising programs, and buy down programs. Upon the adoption of Issue 00-25, the Company will reclassify these expenses from marketing expense to net sales, resulting in no impact on net income. These expenses were approximately $10.2 million and $13.5 million for the thirteen-week periods ended December 29, 2001 and December 30, 2000, respectively and $16.3 million and $20.0 million for the twenty-six week periods ended December 29, 2001 and December 30, 2000, respectively. Issue 00-25 is effective for the quarter beginning after December 15, 2001. The Company will adopt the pronouncement in the third quarter of the fiscal year ending June 29, 2002.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rates

     The following table presents descriptions of the financial instruments that were held by the Company at December 29, 2001 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six month forward LIBOR rate. The fair value of the Company's debt is based on quoted market prices of comparable instruments or, if none available, on pricing models or formulas using current assumptions.

     All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).


                                                                                                    Balance at
                                                                                                   December 29,       Fair
                                  2002       2003      2004     2005        2006     Thereafter        2001           Value
                                ---------  --------- -------  ----------  ---------- ------------   -------------  -----------
Liabilities
-----------------------
   Fixed rate..............                                                          $ 115,000      $  115,000     $   74,750
   Average interest rate...                                                              8.750%          8.750%
   Variable rate...........      $   --   $   940    $ 8,628   $ 32,104   $ 18,828   $      --      $   60,500     $   60,500
   Average interest rate...          --     5.930%     5.930%     5.987%     5.930%         --           5.960%

     Milk Hedging

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of December 29, 2001, the Company had purchased 330 milk futures contracts, which settle during various months through December 2002, and have an aggregate market value of $(0.1) million.

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

                          PART II - OTHER INFORMATION


     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K

         A report on Form 8-K/A, dated November 13, 2001, was filed by the registrants amending Item 7(b) to provide certain pro forma financial information relative to the report on Form 8-K dated October 3, 2001.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                      EAGLE FAMILY FOODS HOLDINGS, INC.

                                      EAGLE FAMILY FOODS, INC.



                                      By: /s/ Craig A. Steinke
                                          -----------------------------
                                          Craig A. Steinke
                                          President, Chief Executive Officer and
                                          Chief Financial Officer



         Date: February 7, 2002