Form 10-Q
period 2002-03-30
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2002-05-06
CIK 1054040, 1059761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 30, 2002
                                       or
[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from_____ to

               Commission file numbers 333-50305 and 333-50305-01

                                   -----------

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

                                 Yes [X] No [_]

     As of May 6, 2002, there were 1,002,882 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

================================================================================

                                TABLE OF CONTENTS

   Part I - Financial Information


        Item 1.  Financial Statements                                                                                    Page
                                                                                                                         ----
        Eagle Family Foods, Inc.

        Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income (Loss) for the thirteen and
        thirty-nine week periods ended March 30, 2002 and March 31, 2001 .............................................     3

        Eagle Family Foods, Inc. Balance Sheets as of March 30, 2002 and June 30, 2001 ...............................     4

        Eagle Family Foods, Inc. Statements of Cash Flows for the thirty-nine week periods ended March 30, 2002
        and March 31, 2001 ...........................................................................................     5

        Eagle Family Foods Holdings, Inc.

        Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income (Loss)
        for the thirteen and thirty-nine week periods ended March 30, 2002 and March 31, 2001 ........................     6

        Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of March 30, 2002 and June 30, 2001 .........     7

        Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirty-nine week periods
        ended  March 30, 2002 and  March 31, 2001 ....................................................................     8

        Notes to the Financial Statements ............................................................................     9

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...............    13

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................................    20

   Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K ....................................................................    21

                       Part I.      Financial Information

        Item 1.  Financial Statements

                            EAGLE FAMILY FOODS, INC.
            Statements of Operations and Comprehensive Income (Loss)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Thirteen Week Period Ended              Thirty-Nine Week Period Ended
                                                       --------------------------------------   ------------------------------------
                                                         March 30, 2002     March 31, 2001        March 30, 2002     March 31, 2001
                                                       ------------------  ------------------   -----------------   ----------------
Net sales, before marketing allowances ..............  $        22,409     $         31,932     $      144,665      $     175,847
Marketing allowances ................................            3,211                4,760             23,215             28,096
                                                       ------------------  ------------------   -----------------  -----------------
Net sales ...........................................           19,198               27,172            121,450            147,751
Cost of goods sold ..................................           14,350               17,029             73,397             79,892
Cost of goods sold, accelerated depreciation ........            3,828                   --              7,304                 --
                                                       ------------------  ------------------   -----------------  -----------------
   Cost of goods sold ...............................           18,178               17,029             80,701             79,892
   Gross margin .....................................            1,020               10,143             40,749             67,859
Distribution expense ................................            1,520                2,685              6,987              9,448
Marketing expense ...................................            1,942                3,383             10,029             16,620
General and administrative expense ..................            2,257                3,424              7,040             10,190
Amortization of intangibles .........................            1,844                2,789              6,211              8,367
Gain on sale of product lines, net of
   reorganization charges ...........................               --                   --             18,722                 --
                                                       ------------------  ------------------   -----------------  -----------------
   Operating income (loss) ..........................           (6,543)              (2,138)            29,204             23,234
Interest expense, net ...............................            4,221                8,160             16,448             25,209
                                                       ------------------  ------------------   -----------------  -----------------
   Income  (loss) before income taxes ...............          (10,764)             (10,298)            12,756             (1,975)
Income tax (benefit) expense ........................           (3,934)              (3,789)             4,877               (688)
                                                       ------------------  ------------------   -----------------  -----------------
   Net income (loss) ................................  $        (6,830)    $         (6,509)    $        7,879      $      (1,287)
                                                       ==================  ==================   =================  =================
Other comprehensive income (loss):
   Cash flow hedges
     Cumulative effect of accounting change
       (net of  tax of $741) ........................               --                   --                 --              1,262
     Change in fair value of financial derivatives
       (net of tax benefit of $418) .................               --                   --                 --               (712)
     Change in fair value of commodity contracts
       (net of tax benefit of $78 and tax expense of
       $49) .........................................             (134)                  --                 83                 --
     Reclassification to interest expense
       (net of tax of $30, $33, $92 and $96) ........              (49)                 (56)              (156)              (163)
   Foreign translation adjustment ...................               80                  (43)                63                (79)
                                                       ------------------  ------------------   -----------------  -----------------
   Comprehensive income (loss) ......................  $        (6,933)    $         (6,608)    $        7,869      $        (979)
                                                       ==================  ==================   =================  =================



   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                       March 30, 2002       June 30, 2001
                                                                                     -------------------   ----------------
                                        Assets                                          (Unaudited)
     Current assets
        Cash and cash equivalents ...............................................    $             971     $        1,064
        Acccounts receivable ....................................................                7,848             14,334
        Inventories .............................................................               25,280             36,929
        Other current assets ....................................................                  881              1,487
                                                                                     -------------------   ----------------
          Total current assets ..................................................               34,980             53,814
     Property and equipment, net ................................................               13,852             31,014
     Note receivable from related party .........................................                   --                339
     Intangibles, net ...........................................................              164,677            260,597
     Deferred income taxes ......................................................               29,202             33,889
     Other noncurrent assets ....................................................                5,677              7,470
     Intercompany receivable ....................................................                1,382                423
                                                                                     -------------------   ----------------
     Total assets ...............................................................    $         249,770     $      387,546
                                                                                     ===================   ================

                         Liabilities and Stockholder's Equity

     Current liabilities
        Current portion of long-term debt .......................................    $             234     $          750
        Accounts payable ........................................................                6,368              7,021
        Other accrued liabilities ...............................................                8,238              3,954
        Accrued interest ........................................................                2,566              8,508
                                                                                     -------------------   ----------------
          Total current liabilities .............................................               17,406             20,233

     Long-term debt .............................................................              189,932            332,750

     Stockholder's equity
        Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares
          issued and outstanding ................................................                    1                  1
     Additional paid-in capital .................................................               92,500             92,500
     Accumulated deficit ........................................................              (50,094)           (57,973)
     Accumulated other comprehensive income .....................................                   25                 35
                                                                                     -------------------   ----------------
          Total stockholder's equity ............................................               42,432             34,563
                                                                                     -------------------   ----------------
     Total liabilities and stockholder's equity .................................    $         249,770     $      387,546
                                                                                     ===================   ================



   The accompanying notes are an integral part of these financial statements.

                            EAGLE FAMILY FOODS, INC.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Thirty-Nine Week Period Ended
                                                                                     ---------------------------------------
                                                                                       March 30, 2002      March 31, 2001
                                                                                     -------------------  ------------------
   Cash flows from (used in) operating activities:
      Net income (loss) .........................................................    $           7,879    $         (1,287)
      Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation and amortization ...........................................               18,372              13,043
        Amortization of deferred financing costs ................................                2,373               1,530
        (Gain) loss on retirement of fixed assets ...............................                   (2)                 32
        Deferred taxes ..........................................................                4,687                (507)
        Gain on divestiture .....................................................              (18,722)                 --
      Net change in assets and liabilities:
        Accounts receivable .....................................................                6,486               2,838
        Inventories .............................................................                8,669               7,950
        Accounts payable ........................................................                 (653)             (3,808)
        Other assets ............................................................                 (524)               (518)
        Other liabilities .......................................................              (12,930)             (5,393)
                                                                                     -------------------  ------------------
   Cash from operating activities ...............................................               15,635              13,880

   Cash from (used) in investing activities:
      Capital expenditures ......................................................                 (266)             (2,874)
      Proceeds from the sale of assets ..........................................                   38                  --
      Proceeds from the sale of product lines ...................................              128,425                  --
                                                                                     -------------------  ------------------
   Cash from (used in) investing activities .....................................              128,197              (2,874)

   Cash from (used in) financing activities:
      Payments under term loan facility .........................................             (118,234)               (750)
      Borrowings under revolving credit facility ................................               42,900              53,100
      Payments under revolving credit facility ..................................              (68,000)            (63,200)
      Other financing costs .....................................................                 (591)             (1,612)
      Proceeds from sale of interest rate swap agreements .......................                   --                 873
                                                                                     -------------------  ------------------
      Cash used in financing activities .........................................             (143,925)            (11,589)

   Decrease in cash and cash equivalents ........................................                  (93)               (583)
   Cash and cash equivalents at beginning of period .............................                1,064               1,197
                                                                                     -------------------  ------------------
   Cash and cash equivalents at end of period ...................................    $             971    $            614
                                                                                     ===================  ==================



   The accompanying notes are an integral part of these financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                               Thirteen Week Period Ended          Thirty-Nine Week Period Ended
                                                          -----------------------------------   ----------------------------------
                                                          March 30, 2002    March 31, 2001      March 30, 2002    March 31, 2001
                                                          --------------    --------------      --------------    --------------
Net sales, before marketing allowances ...............    $       22,409    $       31,932      $    144,665      $     175,847
Marketing allowances .................................             3,211             4,760            23,215             28,096
                                                          --------------    --------------      ------------      -------------
Net sales ............................................            19,198            27,172           121,450            147,751
Cost of goods sold ...................................            14,350            17,029            73,397             79,892
Cost of goods sold, accelerated depreciation .........             3,828                --             7,304                 --
                                                          --------------    --------------      ------------      -------------
   Cost of goods sold ................................            18,178            17,029            80,701             79,892
   Gross margin ......................................             1,020            10,143            40,749             67,859
Distribution expense .................................             1,520             2,685             6,987              9,448
Marketing expense ....................................             1,942             3,383            10,029             16,620
General and administrative expense ...................             2,257             3,427             7,010             10,197
Amortization of intangibles ..........................             1,844             2,789             6,211              8,367
Gain on sale of product lines, net of
   reorganization charges ............................                --                --            18,722                 --
                                                          --------------    --------------      ------------      -------------
   Operating income (loss) ...........................            (6,543)           (2,141)           29,234             23,227
Interest expense, net ................................             4,221             8,160            16,448             25,209
                                                          --------------    --------------      ------------      -------------
   Income (loss) before income taxes .................           (10,764)          (10,301)           12,786             (1,982)
Income tax (benefit) expense .........................            (3,934)           (3,789)            4,877               (688)
                                                          --------------    --------------      ------------      -------------
   Net income (loss) .................................    $       (6,830)   $       (6,512)     $      7,909      $      (1,294)
                                                          ==============    ==============      ============      =============
Other comprehensive income (loss):
    Cash flow hedges
      Cumulative effect of accounting change
       (net of  tax of $741) .........................                --                --                --              1,262
      Change in fair value of financial derivatives
       (net of tax benefit of $418) ..................                --                --                --               (712)
      Change in fair value of commodity contracts
       (net of tax benefit of $78 and tax expense of
        $49) .........................................              (134)               --                83                 --
      Reclassification to interest expense
       (net of tax of $30, $33, $92 and $96) .........               (49)              (56)             (156)              (163)
    Foreign translation adjustment ...................                80               (43)               63                (79)
                                                          --------------    --------------      ------------      -------------
    Comprehensive income (loss) ......................    $       (6,933)   $       (6,611)     $      7,899      $        (986)
                                                          ==============    ==============      ============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
                           Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                       March 30, 2002       June 30, 2001
                                                                                     -------------------   ----------------
                                       Assets                                           (Unaudited)
   Current assets
      Cash and cash equivalents ..................................................   $             971    $         1,064
      Accounts receivable ........................................................               7,848             14,334
      Inventories ................................................................              25,280             36,929
      Other current assets .......................................................                 881              1,487
                                                                                     -------------------  ----------------
        Total current assets .....................................................              34,980             53,814
   Property and equipment, net ...................................................              13,852             31,014
   Intangibles, net ..............................................................             164,677            260,597
   Deferred income taxes .........................................................              29,202             33,889
   Other noncurrent assets .......................................................               5,677              7,470
                                                                                     -------------------  ----------------
   Total assets ..................................................................   $         248,388    $       386,784
                                                                                     ===================  ================

                       Liabilities and Stockholders' Deficit

   Current liabilities
      Current portion of long-term debt ..........................................   $             234    $           750
      Accounts payable ...........................................................               6,368              7,021
      Other accrued liabilities ..................................................               8,238              3,954
      Accrued interest ...........................................................               2,566              8,508
                                                                                     -------------------  ----------------
        Total current liabilities ................................................              17,406             20,233

   Long-term debt ................................................................             189,932            332,750

   Redeemable preferred stock, 1,000,000 shares authorized:
      Series A preferred stock, $100 stated value, 816,750 shares issued and
        outstanding, at redemption value .........................................             122,604            114,162
      Treasury stock, 10,962 and 3,438 shares respectively, at cost ..............              (1,382)              (423)
      Subscription receivable ....................................................                  --               (333)
                                                                                     -------------------  ----------------
                                                                                               121,222            113,406
      Series B preferred stock, $100,000 stated value, 99 shares issued and
        outstanding, at redemption value .........................................              12,648             11,757
                                                                                    -------------------   ----------------
        Total redeemable preferred stock .........................................             133,870            125,163

   Stockholders' deficit
      Common stock $0.01 par value, 1,200,000 shares authorized, 1,002,882
        and 1,116,704 shares issued and outstanding, respectively ................                  10                 11
      Additional paid-in capital .................................................                 958              1,001
      Accumulated deficit ........................................................             (93,813)           (92,388)
      Accumulated other comprehensive income .....................................                  25                 35
      Other ......................................................................                  --                (21)
                                                                                     -------------------  ----------------
        Total stockholders' deficit ..............................................             (92,820)           (91,362)
                                                                                     -------------------  ----------------
   Total liabilities and stockholders' deficit ...................................   $         248,388    $       386,784
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

                        EAGLE FAMILY FOODS HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        Thirty-Nine Week Period Ended
                                                                                      --------------------------------
                                                                                      March 30, 2002   March 31, 2001
                                                                                      ---------------  ---------------
Cash flows from (used in) operating activities:
   Net income (loss) ...........................................................      $        7,909   $       (1,294)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization .............................................              18,342           13,050
     Amortization of deferred financing costs ..................................               2,373            1,530
     Deferred taxes ............................................................               4,687             (507)
     Gain on divestiture .......................................................             (18,722)              --
     (Gain) loss on retirement of fixed assets .................................                  (2)              32
   Net change in assets and liabilities:
     Accounts receivable .......................................................               6,486            2,838
     Inventories ...............................................................               8,669            7,950
     Accounts payable ..........................................................                (653)          (3,808)
     Other assets ..............................................................                 435             (518)
     Other liabilities .........................................................             (12,923)          (5,393)
                                                                                      ---------------  ---------------
   Cash from operating activities ..............................................              16,601           13,880


Cash from (used) investing activities:
   Capital expenditures ........................................................                (266)          (2,874)
   Proceeds from the sale of assets ............................................                  38               --
   Proceeds from the sale of product lines .....................................             128,425               --
                                                                                      ---------------  ---------------
   Cash from (used in) investing activities ....................................             128,197           (2,874)

Cash from (used in) financing activities:
   Payments under term loan facility ...........................................            (118,234)            (750)
   Borrowings under revolving credit facility ..................................              42,900           53,100
   Payments under revolving credit facility ....................................             (68,000)         (63,200)
   Purchase of Series A Preferred Stock ........................................                (966)              --
   Other financing costs .......................................................                (591)          (1,612)
   Proceeds from sale of interest rate swap agreements .........................                  --              873
                                                                                      ---------------  ---------------
   Cash used in financing activities ...........................................            (144,891)         (11,589)

Decrease in cash and cash equivalents ..........................................                 (93)            (583)
Cash and cash equivalents at beginning of period ...............................               1,064            1,197
                                                                                      ---------------  ---------------
Cash and cash equivalents at end of period .....................................      $          971   $          614
                                                                                      ===============  ===============

Supplemental disclosure:
   Non-cash financing activities included dividends accrued on redeemable
     preferred stock ...........................................................      $        9,437   $        8,655
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

     The financial statements as of March 30, 2002 and March 31, 2001 and for the thirteen and thirty-nine week periods ended March 30, 2002 and March 31, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 30, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Adopted Accounting Pronouncements:

     In the third quarter of the fiscal year ending June 29, 2002 ("fiscal year 2002"), the Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives should be classified as a reduction of sales rather than as marketing expense.

     The adoption of these Issues resulted in the following reclassifications to the thirteen-week and thirty-nine week periods ended March 31, 2001: net sales were reduced by $4,760,000 and $28,096,000, respectively; distribution expense was reduced by $226,000 and $698,000, respectively; and marketing expense was reduced by $4,534,000 and $27,398,000, respectively. These reclassifications had no impact on net income.

3. Recently Issued Accounting Statements:

     In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations completed after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The statement provides that goodwill and indefinite life intangible assets are to be tested for impairment annually, not amortized over a specified life. The Company's results do not include any charges for any potential adjustments in the carrying amount of goodwill and other intangible assets that may be recorded in connection with the initial adoption of this pronouncement. The Company continues to evaluate the impact of this pronouncement.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                        Notes to the Financial Statements
                                   (Unaudited)

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted in the fourth quarter of fiscal year 2002.

     On October 4, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS 144.

4. Divestiture:

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

      In connection with the ReaLemon Sale, the Company committed to a plan ("Plan") to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees, including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of the corporate and research and development offices. The Company completed the tactical actions of the Plan. Costs expensed to date during the period ended March 30, 2002 related to the Plan and classified as part of the "Gain on sale of product lines, net of reorganization charges" on the Consolidated Statement of Operations and Comprehensive Income
(Loss) included $3,942,000 for severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs. The remaining cash requirements of the Plan as of March 30, 2002 are expected to total approximately $2,538,000 and are expected to be spent by September 30, 2002.

     The selected consolidated results of operations excluding the results of operations for the ReaLemon and ReaLime product lines on a pro forma basis for the thirteen-week periods and the thirty-nine week periods ended March 30, 2002 and March 31, 2001 were (in thousands and unaudited):

                                  Thirteen Week Period Ended    Thirty-nine Week Period Ended
                                  --------------------------    -----------------------------
                                   March 30,      March 31,      March 30,          March 31,
                                      2002           2001          2002               2001
                                  ----------      ----------    ----------         ----------
       Net sales ..............   $  19,198       $  16,237     $  109,920         $  107,134
       Gross margin ...........   $   1,020       $   4,355     $   34,449         $   44,897
       Operating Income .......   $  (6,543)      $  (4,899)    $    6,897         $   10,998

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                        Notes to the Financial Statements
                                   (Unaudited)

5.  Inventories:

    Inventories are stated at the lower of cost or market at March 30, 2002 and June 30, 2001 and consisted of the following (in thousands):

                                                       March 30, 2002     June 30, 2001
                                                      ----------------   ---------------

    Finished goods ................................   $         23,380   $        34,033
    Raw materials .................................              1,900             2,896
                                                      ----------------   ---------------
       Total inventories ..........................   $         25,280   $        36,929
                                                      ================   ===============

6.  Property and Equipment:

    Property and equipment is recorded at cost at March 30, 2002 and June 30, 2001 and consisted of the following (in thousands):

                                                       March 30, 2002     June 30, 2001
                                                      ----------------   ---------------
     Land .........................................   $            390   $           470
     Buildings and improvements ...................              6,945             9,174
     Machinery and equipment ......................             21,921            27,663
     Computers ....................................             11,041            11,862
     Construction in progress .....................                 61               351
                                                      ----------------   ---------------
         Total property and equipment .............             40,358            49,520
     Accumulated depreciation .....................            (26,506)          (18,506)
                                                      ----------------   ---------------
         Property and equipment, net ..............   $         13,852   $        31,014
                                                      ================   ===============

    The Company periodically reviews the useful lives of its assets, and where warranted, changes are made that result in an acceleration of depreciation. The Company recorded a charge for accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to the Plan. The useful lives of assets related to the strategic initiatives were shortened, resulting in incremental depreciation expense totaling $3,828,000 and $7,304,000 for the thirteen and thirty-nine week periods ended March 30, 2002, respectively.

7.  Intangible Assets:

    Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                              Estimated
                                                       March 30, 2002     June 30, 2001     Useful Lives
                                                      ----------------   ---------------   --------------
    Tradenames ....................................   $         91,000   $       141,000      40 years
    Goodwill ......................................             90,116           136,664      40 years
    Covenant not to compete .......................             13,847            21,000       5 years
                                                      ----------------   ---------------
        Total intangible assets ...................            194,963           298,664
    Accumulated amortization ......................            (30,286)          (38,067)
                                                      ----------------   ---------------
        Intangible assets, net ....................   $        164,677   $       260,597
                                                      ================   ===============

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                        Notes to the Financial Statements
                                   (Unaudited)

8.  Debt:

    Debt consisted of the following (in thousands):

                                                                                 March 30, 2002      June 30, 2001
                                                                                ----------------    ---------------
    Term loan facility due December 31, 2005 .................................  $         53,266    $       171,500
    Senior subordinated notes due January 15, 2008 ...........................           115,000            115,000
    Revolving credit facility due December 31, 2004 ..........................            21,000             46,000
    Revolving credit facility swingline loan due December 31, 2004 ...........               900              1,000
                                                                                ----------------    ---------------
        Total debt ...........................................................           190,166            333,500
    Less current portion of long-term debt ...................................              (234)              (750)
                                                                                ----------------    ---------------
        Long-term debt .......................................................  $        189,932    $       332,750
                                                                                ================    ===============

    The Company is the borrower under a credit agreement, dated as of January 23, 1998, as amended (the "Credit Agreement"), which consists of (i) a $60.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility). The interest rate on the Term Loan Facility is LIBOR plus 4.00%. The Company used $118.0 million of the proceeds of the ReaLemon Sale to repay indebtedness under the Term Loan Facility. The interest rate on the Revolving Credit Facility is LIBOR plus 4.00% with the swingline loan portion bearing interest at the Prime rate plus 3.00%. The fair market value of the Term Loan Facility and the Revolving Credit Facility at March 30, 2002 was approximately the carrying value.

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

    The Company's $115 million of senior subordinated notes (the "Notes") are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $92.0 million at March 30, 2002. As of May 2, 2002, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures L.P., Holdings' principal stockholders, each owned approximately $14.0 million in aggregate principal amount of Notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Set forth below is a discussion of the financial condition and results of operations for the thirteen and thirty-nine week periods ended March 30, 2002 and March 31, 2001. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth the results of operations as a percentage of net sales for the thirteen and thirty-nine week periods ended March 30, 2002 and March 31, 2001.

     The results of operations were affected by certain reclassifications made to comply with the new accounting standards, EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives should be classified as a reduction of sales rather than as marketing expense. The adoption of these Issues resulted in the following reclassifications to the thirteen-week and thirty-nine week periods ended March 31, 2001: net sales were reduced by $4.8 million and $28.1 million, respectively; distribution expense was reduced by $0.2 million and $0.7 million, respectively; and marketing expense was reduced by $4.6 million and $27.4 million, respectively. These reclassifications had no impact on net income.

                                                                   Results of Operations
                                        -----------------------------------------------------------------------
                                           Thirteen Week Period Ended           Thirty-nine Week Period Ended
                                        March 30, 2002    March 31, 2001      March 30, 2002     March 31, 2001
                                        --------------    --------------      --------------     --------------
                                                                     (unaudited)
Net sales ............................           100.0%            100.0%              100.0%             100.0%
Cost of goods sold ...................            74.7              62.5                60.4               54.0
Cost of goods sold, accelerated
   depreciation ......................            19.9                --                 6.0                 --
                                        ---------------   --------------      --------------     --------------
Total cost of goods sold .............            94.6              62.5                66.4               54.0
Gross margin .........................             5.4              37.5                33.6               46.0
Distribution expense .................             7.8               9.9                 5.8                6.4
Marketing expense ....................             9.9              12.5                 8.2               11.3
General and administrative expense ...            12.0              12.5                 5.8                6.9
Amortization of intangibles ..........             9.4              10.3                 5.0                5.7
Gain on sale of product lines ........              --                --               (15.4)                --
                                        --------------    --------------      --------------     --------------
Operating income (loss) ..............           (33.7)%            (7.7)%              24.2%              15.7%
                                        ==============    ==============      ==============     ==============

     On September 19, 2001, the Company sold to Mott's Inc. and Cadbury Beverages Delaware, Inc. the Company's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets including inventory and the manufacturing facility in Waterloo, New York. The following table sets forth the unaudited pro forma results of operations excluding the results of operations of the ReaLemon and ReaLime product lines (the "ReaLemon product lines") for the thirteen and thirty-nine week periods ended March 30, 2002 and March 31, 2001.

                                                     Results of Operations Excluding the Pro Forma Results
                                                                 of the ReaLemon Product Lines
                                           -----------------------------------------------------------------------
                                               Thirteen Week Period Ended          Thirty-nine Week Period Ended
                                            March 30, 2002    March 31, 2001     March 30, 2002    March 31, 2001
                                           ---------------   ---------------    ---------------   ---------------
                                                                         (unaudited)
  Net sales ............................             100.0%           100.0%              100.0%            100.0%
  Cost of goods sold ...................              74.7             73.2                62.0              58.1
  Cost of goods sold, accelerated
     depreciation ......................              19.9               --                 6.7                --
                                           ----------------  ---------------    ---------------   ---------------
  Total cost of goods sold .............              94.6             73.2                68.7              58.1
  Gross margin .........................               5.4             26.8                31.3              41.9
  Distribution expense .................               7.8             10.3                 5.4               5.7
  Marketing expense ....................               9.9             14.2                 8.4              11.3
  General and administrative expense ...              12.0             21.3                 6.4               9.6
  Amortization of intangibles ..........               9.4             11.3                 4.9               5.1
                                           ----------------  ---------------    ---------------   ---------------
  Operating income .....................             (33.7)%          (30.3)%               6.2%             10.2%
                                           ================  ===============    ===============   ===============

Results of Operations

Thirteen Week Period ended March 30, 2002 ("third quarter 2002") and March 31, 2001 ("third quarter 2001") (Unaudited)

     Net Sales. The Company's net sales for third quarter 2002 were $19.2 million as compared to $27.2 million for third quarter 2001, a decrease of $8.0 million, or 29.2%. The table below sets forth the Company's net sales data for each of the Company's product lines for third quarter 2002 and third quarter 2001 (dollars in millions):

                                                                   Net Sales   Percentage  Net Sales  Percentage
                                                                     Third        Of         Third       Of
                                                                    Quarter      Total      Quarter    Total
        Product Line             Company's Principal Brands           2002     Net Sales     2001     Net Sales
----------------------------------------------------------------  -----------  ----------  ---------  ----------
Sweetened condensed milk     Eagle Brand, Meadow Gold,
                             Magnolia, Star and other ..........  $      11.9       62.0%  $     8.6       31.6%
Non-dairy creamer            Cremora, Cremora Royale and
                             other .............................          6.7       34.9         7.3       26.8
Niche brand products         Borden, None Such, Kava ...........          0.6        3.1         0.4        1.1
                                                                  -----------  ---------   ---------  ---------
    Total net sales excluding ReaLemon product lines ...........         19.2      100.0        16.3       59.7
Lemon and lime juice         ReaLemon and ReaLime ..............           --         --        10.9       40.1
                                                                  -----------  ---------   ---------  ---------
    Total net sales                                               $      19.2     100.00%  $    27.2      100.0%
                                                                  ===========  =========   =========  =========

     The decrease in net sales of $8.0 million, or 29.4%, in third quarter 2002 as compared to third quarter 2001 was primarily due to the loss of $10.9 million of net sales due to the sale of the ReaLemon product lines during the first quarter 2001. The decrease in the net sales of the non-dairy creamer product line was the result of increased marketing initiatives by the Company's competitors. The increase in sweetened condensed milk product net sales of $3.3 million was primarily due to higher sales volumes of the Eagle Brand, Magnolia and private label brands.

     Cost of Goods Sold. Cost of goods sold was $18.2 million for third quarter 2002 as compared to $17.0 million for third quarter 2001, an increase of $1.2 million, or 7.1%. In the third quarter 2002, the Company recorded $3.8 million of accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to the Plan. The cost of goods sold in third quarter 2001 included $5.1 million for the ReaLemon product lines. Excluding the accelerated depreciation in third quarter 2002 and cost of goods sold for the ReaLemon product lines in third quarter 2001, cost of goods sold was $14.4 million for third quarter 2002 as compared to $11.9 million for third quarter 2001, an increase of $2.5 million, or 21.0%. Expressed as a percentage of net sales, cost of goods sold excluding accelerated depreciation for third quarter 2002 and cost of goods sold for the ReaLemon product lines in third quarter 2001 increased to 75% from 73% for third quarter 2001. The increase in the percentage was primarily due to higher raw material costs, principally milk used in the production of sweetened condensed milk. In early fiscal year 2002, milk prices rose to levels significantly above historical averages and negatively impacting results.

     Distribution Expense. Distribution expense was $1.5 million for third quarter 2002 as compared to $2.7 million for third quarter 2001, a decrease of $1.2 million, or 44.4%. This decrease was primarily due to $1.1 million of distribution expense in third quarter 2001 relating to the ReaLemon product lines. Expressed as a percentage of net sales, excluding the ReaLemon product lines' distribution expense in third quarter 2001, distribution expense for third quarter 2002 decreased to 7.8% from 9.8% for third quarter 2001.

     Marketing Expense. Marketing expense was $1.9 million for third quarter 2002 as compared to $3.4 million for third quarter 2001, a decrease of $1.5 million, or 44.1%. This decrease was due to $0.6 million of marketing expense in third quarter 2001 related to the ReaLemon product lines and $1.1 million in marketing administrative cost reduction in third quarter 2002 related to the Plan. Expressed as a percentage of net sales, excluding the ReaLemon product lines' marketing expenses in third quarter 2001, marketing expense for third quarter 2002 decreased to 9.9% from 17.2% for third quarter 2001.

     General and Administrative ("G&A") Expense. Total G&A expense was $2.3 million for third quarter 2002 as compared to $3.4 million for third quarter 2001, a decrease of $1.1 million, or 32.4%. Expressed as a percentage of net sales, G&A expense for third quarter 2002 decreased to 12.0% from 12.5% for third quarter 2001. In connection with the ReaLemon Sale, the Company reorganized and reduced the number of corporate and administrative employees pursuant to the Plan. The decrease in G&A was primarily due to the implementation of the Plan.

     Amortization of Intangibles. Amortization of intangibles was $1.8 million for third quarter 2002 as compared to $2.8 million for third quarter 2001. The decrease is due to the write-off of the net book value of certain trademarks and other intangible assets sold pursuant to the ReaLemon Sale.

     Operating Income. Operating loss was $6.5 million for third quarter 2002 as compared to $2.1 million for third quarter 2001, an increase in operating loss of $4.4 million, or 209.5%. The increase was primarily due to $3.8 million of accelerated depreciation expense noted above and the loss of $3.9 million of operating income related to the operation of the ReaLemon product lines in third quarter 2001. This was offset by the increase in sales volume of the sweetened condensed milk product line.

     Interest Expense. Net interest expense was $4.2 million for third quarter 2002 as compared to net interest expense of $8.2 million for third quarter 2001, a decrease of $4.0 million. The decrease was due to lower interest rates and lower average debt balances during third quarter 2002 as compared to third quarter 2001. The average debt balance was lower because proceeds from the ReaLemon Sale were used to repay indebtedness under the Term Loan Facility.

     Income Taxes. The Company recorded income tax benefit of $3.9 million for third quarter 2002 as compared to $3.8 million for third quarter 2001, an increase of $0.1 million, or 2.6%.

Thirty-nine Week Period Ended March 30, 2002 ("year to date 2002") and March 31, 2001 ("year to date 2001") (Unaudited)

     Net Sales. The Company's net sales for year to date 2002 were $121.5 million as compared to $147.8 million for year to date 2001, a decrease of $26.3 million, or 17.8%. The table below sets forth the Company's net sales data for each of the Company's product lines for year to date 2002 and year to date 2001 (dollars in millions):

                                                                   Net Sales    Percentage   Net Sales  Percentage
                                                                    Year to        Of         Year to      Of
                                                                     Date         Total        Date       Total
         Product Line            Company's Principal Brands          2002       Net Sales      2001     Net Sales
----------------------------------------------------------------  -----------   ----------   ---------- -----------
Sweetened condensed milk      Eagle Brand, Meadow Gold,
                              Magnolia, Star and other .........  $      78.3        64.4%   $    74.1       50.1%
Non-dairy creamer             Cremora, Cremora Royale and
                              other ............................         20.9        17.3         22.2       15.0
Niche brand products          Borden, None Such, Kava ..........         10.7         8.8         10.9        7.4
                                                                  -----------   ----------   ---------   --------
   Total net sales excluding ReaLemon product lines ............        109.9        90.5        107.2       72.5
Lemon and lime juice          ReaLemon and ReaLime .............         11.6         9.5         40.3       27.3
Lemonade liquid concentrate   ReaLemonade ......................           --          --          0.3        0.2
                                                                  -----------   ----------   ---------   --------
   Total net sales                                                $     121.5       100.0%   $   147.8      100.0%
                                                                  ===========   ==========   =========   ========

     The decrease in net sales of $26.3 million in year to date 2002 as compared to year to date 2001 was primarily due to the loss of $28.7 million of net sales due to the sale of the ReaLemon product lines and $1.3 million of lower net sales of the non-dairy creamer product line as a result of increased marketing initiatives by the Company's competitors. The decreases were offset by an increase in net sales of sweetened condensed milk product lines due to increased sales volume of private label brands.

     Cost of Goods Sold. Cost of goods sold was $80.7 million for year to date 2002 as compared to $79.9 million for year to date 2001, an increase of $0.8 million, or 1.0%. On a pro forma basis excluding cost of goods sold for the ReaLemon product lines for the reported periods, cost of goods sold was $75.5 million for year to date 2002 compared to $62.2 million for year to date 2001, an increase of $13.3 million, or 21.4%. In year to date 2002, the Company recorded $7.3 million of accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to the Plan. Expressed as a percentage of net sales, cost of goods sold, excluding accelerated depreciation for year to date 2002 and cost of goods sold for the ReaLemon product lines for the reported periods increased to 62.1% in year to date 2002 from 58.1% in year to date 2001. The increase in the percentage is primarily the result of higher raw material costs, principally milk and sugar used in the production of sweetened condensed milk. In early fiscal year 2002, milk prices rose to levels significantly above historical averages, negatively impacting year to date results.

     Distribution Expense. Distribution expense was $7.0 million for year to date 2002 as compared to $9.4 million for year to date 2001, a decrease of $2.4 million, or 25.5%. On a pro forma basis excluding the distribution expense for the ReaLemon product lines for the reported periods, distribution expense was $5.9 million for year to date 2002 and $6.0 million for year to date 2001. Expressed as a percentage of net sales, distribution expense excluding ReaLemon product lines' distribution expense for the reported periods was 5.3% for year to date 2002 and 5.6% for year to date 2001.

     Marketing Expense. Marketing expense was $10.0 million for year to date 2002 as compared to $16.6 million for year to date 2001, a decrease of $6.6 million, or 39.8%. On a pro forma basis excluding the marketing expense for the ReaLemon product lines for the reported periods, marketing expense was $9.2 million for year to date 2002 compared to $12.1 million for year to date 2001, a decrease of $2.9 million, or 24.0% The decrease was primarily due to the reduction in marketing administrative costs related to the Plan. Expressed as a percentage of net sales, marketing expense, excluding ReaLemon product lines' marketing expense for the reported periods, decreased to 6.8% for year to date 2002 from 7.1% for year to date 2001.

     G&A Expense. Total G&A expense was $7.0 million for year to date 2002 as compared to $10.2 million for year to date 2001, a decrease of $3.2 million, or 31.4%. Expressed as a percentage of net sales, G&A expense for year to date 2002 increased to 5.8% from 6.9% for year to date 2001. The decrease in G&A expense was primarily due to the execution of the Plan as noted above.

     Amortization of Intangibles. Amortization of intangibles was $6.2 million for year to date 2002 as compared to $8.4 million for year to date 2001, a decrease of $2.2 million, or 26.2%. The decrease is due to the write-off of the net book value of certain trademarks and other intangible assets sold pursuant to the ReaLemon Sale.

     Gain on Sale of Product Lines. In year to date 2002, the Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million.

     Operating Income. Operating income was $29.2 million for year to date 2002 as compared to $23.2 million for year to date 2001, an increase of $6.0 million, or 25.9%. Together with other factors discussed above, the increase in operating income was primarily due to the gain on the ReaLemon Sale.

     Interest Expense. Net interest expense was $16.4 million for year to date 2002 as compared to net interest expense of $25.2 million for year to date 2001, a decrease of $8.8 million, or 34.9%. The decrease was primarily due to lower interest rates and lower average debt balances during year to date 2002 as compared to year to date 2001. The average debt balance was lower because proceeds from the ReaLemon Sale were used to repay indebtedness under the Term Loan Facility.

     Income Taxes. The Company recorded income tax expense of $4.9 million for year to date 2002 as compared to a $0.6 million income tax benefit for year to date 2001, an increase of $5.5 million. The increase is primarily due to the gain on the ReaLemon Sale.

Liquidity and Capital Resources

     Borrowings under the Term Loan Facility were $53.3 million and $171.5 million at March 30, 2002 and June 30 2001, respectively. The Term Loan Facility matures $1.0 million, $8.6 million, $25.0 million and $18.7 million in the fiscal years 2003 through 2006, respectively. In addition, the $60.0 million Revolving Credit Facility, which includes a $10.0 million swingline loan, matures in fiscal year 2005. Borrowings under the Revolving Credit Facility were $21.9 million and $47.0 million at March 30, 2002 and June 30, 2001, respectively.

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

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.3 million and $2.9 million on capital projects in year to date 2002 and year to date 2001, respectively, to fund expenditures at existing facilities. In total, the Company expects to spend between $0.5 million and $1.0 million on capital projects to fund expenditures at existing facilities in fiscal year 2002. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash from operating activities was $16.6 million and $13.9 million for year to date 2002 and year to date 2001, respectively, an increase of $2.7 million. The increase in net cash from operating activities is due to reduced interest payments resulting from lower interest rates and lower average debt balances, offset by higher operating costs due to increased production volume of sweetened condensed milk products during third quarter 2002 as compared to third quarter 2001.

     Net cash used in financing activities was $144.9 million and $11.6 million in year to date 2002 and year to date 2001, respectively, an increase of $133.3 million. The increase in net cash used in financing was primarily due to a $118.0 million repayment of indebtedness under the Term Loan Facility in first quarter 2002 from the use of the proceeds from the ReaLemon Sale, and reduced borrowing requirements to finance operations under the Revolving Credit Facility in year to date 2002.

     Management believes that cash generated from operations and borrowings under the Revolving Credit Facility will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to issue additional equity securities.

     As of May 2, 2002, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures L.P., Holdings' principal stockholders, each owned approximately $14.0 million in aggregate principal amount of Notes.

Seasonality

     The Company's net sales, net income and cash flows are affected by a seasonal bias toward the second quarter of the fiscal year due to increased sales during the holiday season. Three of the Company's five major product lines (Eagle Brand and other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company's net sales, excluding ReaLemon net sales, have occurred in the last quarter of the calendar year. Because of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Critical Accounting Policies and Estimates

     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of significant judgment and estimates on the part of the Company's management about the effect of matters that are inherently uncertain. Actual results could differ significantly from the estimates under different assumptions or conditions. The Company's significant accounting policies are described in the Notes to the Financial Statements in the Annual Report on Form 10-K for the period ended June 30, 2001. The following discussion addresses the Company's most critical accounting policies.

     Marketing costs. The Company offers various marketing and trade spending programs to its customers to support the customers' promotional activities related to the Company's product lines. The Company regularly reviews and revises estimates of costs to the Company, when deemed necessary, for the marketing programs based on actual costs incurred or revised spending level by the customers. Actual costs may differ significantly as the performance from the marketing program may differ from previous expectations.

     Inventories. Inventories are stated at the lower of cost or market, with cost of goods sold principally determined using the first-in, first-out method. The Company reviews the value of the inventory, and based on the physical condition (e.g., age and quality) of the inventories and forecasted sales plans, may require adjustments, either favorable or unfavorable. These inventory adjustments are estimates and may differ if future economic conditions, customer inventory levels or competitive conditions differ from the Company's expectations.

     Property, plant and equipment and intangibles. Property, plant and equipment is stated at cost and is depreciated on a straight-line method over the estimated useful lives of the assets. Changes in circumstances, such as technological advances or changes to the Company's capital strategy, can result in the actual lives differing from the Company's estimates. The Company periodically reviews the useful lives of its property, plant and equipment, and where warranted, changes are made that may result in acceleration of depreciation.

     Intangibles are stated at cost and are amortized on a straight-line basis over their estimated useful lives. Long-lived assets are reviewed for impairment by the Company whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The estimate of cash flow is based upon certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to technological changes, economic conditions or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount of the carrying value that exceeds the fair value of the asset.

Recently Issued Accounting Statements

     In June 2001, the FASB issued SFAS 141. SFAS 141 addresses financial accounting and reporting for business combinations. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement apply to all business combinations completed after June 30, 2001.

     In June 2001, the FASB issued SFAS 142. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The statement provides that goodwill and indefinite life intangible assets are to be tested for impairment annually, not amortized over a specified life. The Company's results do not include any charges for any potential adjustments in the carrying amount of goodwill and other intangible assets that may be recorded in connection with the initial adoption of this pronouncement. The Company continues to evaluate the impact of this pronouncement.

     In June 2001, the FASB issued SFAS 143. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is evaluating the pronouncement and has not yet determined its impact on future financial statements. This pronouncement will be adopted in the fourth quarter of fiscal year 2002.

     On October 4, 2001, the FASB issued SFAS 144. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter of fiscal year 2003. The Company is currently evaluating the impact of adopting SFAS 144.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements within this section may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rates

     The following table presents descriptions of the financial instruments that were held by the Company at March 30, 2002 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate. The fair value of the Company's debt is based on quoted market prices of comparable instruments or, if none available, on pricing models or formulas using current assumptions.

     All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

                                                                                                   Balance at
                                                                                                    March 30,        Fair
                                      2003         2004        2005        2006     Thereafter       2002           Value
                                    ---------    ---------  ---------   ---------  -----------    -----------     ---------
Liabilities
   Fixed rate....................                                                  $  115,000     $   115,000     $ 92,000
   Average interest rate.........
   Variable rate.................   $ 1,014      $ 8,578    $ 46,856    $ 18,718   $       --     $    75,166     $ 75,166
   Average interest rate.........     5.910%       5.910%      5.941%      5.910%          --           5.929%

     Milk Hedging

     The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to minimize the risk of fluctuating milk prices. As of March 30, 2002, the Company had purchased 350 milk futures contracts valued at $8.2 million, which settle during various months through December 2002, and have an aggregate market loss of $0.3 million.

     Cautionary Statement Regarding Forward-Looking Statements

     Certain statements within this section may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve known and unknown risks and uncertainties. The Company's actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company's labor force, the success of new product innovations and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

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

                                   EAGLE FAMILY FOODS HOLDINGS, INC.

                                   EAGLE FAMILY FOODS, INC.



                                   By: /s/ Craig A. Steinke
                                       -----------------------------------------
                                       Craig A. Steinke
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

         Date: May 6, 2002