Form 10-K
period 2002-06-29
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2002-09-27
CIK 1054040, 1059761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 29, 2002

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

     As of September 27, 2002, there were 1,002,582 shares of common stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. ("Common Stock") and 10,000 shares of common stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.
================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
     Item 1.  Business ......................................................................................    2
     Item 2.  Properties ....................................................................................    6
     Item 3.  Legal Proceedings .............................................................................    6
     Item 4.  Submission of Matters to a Vote of the Security Holders .......................................    7

PART II
     Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters .........................    7
     Item 6.  Selected Financial Data .......................................................................    8
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .........    9
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....................................   17
     Item 8.  Financial Statements and Supplementary Data ...................................................   18
     Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ..........   18

PART III
     Item 10. Directors and Executive Officers of the Registrants ...........................................   19
     Item 11. Executive Compensation ........................................................................   21
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters .......................................................................................   23
     Item 13. Certain Relationships and Related Transactions ................................................   25
     Item 14. Controls and Procedures .......................................................................   26

PART IV
     Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............................   27

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

     In September 2001, Eagle and Holdings completed the sale to Mott's Inc. and Cadbury Beverages Delaware, Inc. of Eagle's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names (the "ReaLemon product lines") and related assets for $128.4 million (the "ReaLemon Sale").

     In July 2001, the Company began implementing a plan ("the Plan") to reorganize the management and operations of the Company as a result of the then pending ReaLemon Sale, which reduced the sales and operating base of the Company. The Plan included (1) the resignation of John O'C. Nugent as Chief Executive Officer and President of the Company; (2) the appointment of Craig A. Steinke as Chief Executive Officer and President in addition to serving as the Chief Financial Officer of the Company; (3) the resignations of other executive officers of the Company; and (4) the closure of the corporate office in Tarrytown, New York and the research and development office in Columbus, Ohio.

     As part of the Plan, the number of corporate and administrative employees of the Company was reduced by 64% during the two quarters ended December 29, 2001, with the majority of the reductions occurring in the quarter ended September 29, 2001. In addition, the Company's overall administrative cost structure was reduced by renegotiation of annual service contracts with third party vendors, elimination of office leases and related costs and reductions in travel, entertainment and other administrative expenses.

Recent Developments

     The Company plans to close its powdered non-dairy creamer plant located in Chester, South Carolina in late November 2002. Future production will be sourced from a third party manufacturer under a long-term co-pack agreement. The third-party manufacturer has significantly larger powdered non-dairy creamer plants and has agreed to produce the Company's powdered non-dairy creamer requirements at a lower cost than the Company's current cost of production. Closure costs including benefits and severance for the 79 employees are being assessed and will be recorded in the Company's fiscal year ending June 28, 2003 ("fiscal year 2003"), when the measurement date has occurred.

Products and Markets

     The Company manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands, including Eagle Brand sweetened condensed milk and Cremora powdered non-dairy creamer. The Company's primary distribution channel is the retail grocery channel, but also has presence within mass merchandisers, club stores, foodservice, the U.S. military, industrial and private label businesses. The Company's U.S. food business is complemented by a strong presence in Canada and Puerto Rico.

     The Company sells its products in the U.S. to the retail grocery trade through 11 independent food brokers and a national brokerage company with 64 brokerage houses. The Company also sells its products to non-grocery channels and to international markets. These sales are generated through brokers, distributors, or directly, depending on the size and needs of the customers.

     The Company's marketing programs consist of various combinations of media advertising, consumer promotions, trade promotion and co-promotion of certain products such as ingredients in recipes. Certain products are also promoted with direct consumer rebate programs. The Company's customers may also be offered pre-season stocking and in-store promotional allowances. Since many of the Company's brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes incorporating its brands. The Company utilizes Internet sites to promote recipes containing the Company's products. The Company also promotes its seasonal brands, None Such mincemeat pie filling and Borden eggnog, with recipe promotions during the holiday season.

     The Company manufactured and marketed ReaLemon lemon juice from concentrate and ReaLime lime juice from concentrate until the sale of the ReaLemon business to Mott's Inc. in September 2001. The net sales percentages provided below exclude the results from the ReaLemon product lines for the periods provided.

     Sweetened condensed milk. The Company manufactures and markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company's other branded sweetened condensed milk products include Eagle Brand low fat and fat free products, Meadow Gold, and Star and Magnolia Hispanic brands. The Company's Eagle brand products carry the Borden and Elsie trademarks. The Company also manufactures sweetened condensed milk under several labels for a customer who distributes and markets these products to certain ethnic markets. In its fifty-two week periods ended June 29, 2002 ("fiscal year 2002"), June 30, 2001 ("fiscal year 2001"), and July 1, 2000 ("fiscal year 2000"), respectively, the Company's sweetened condensed milk products accounted for 71%, 69% and 69% of the Company's net sales.

     Retail channels, including grocery and mass merchandisers, are the primary outlet for the Company's sweetened condensed milk products and accounted for approximately 81%, 82% and 84% of the Company's sweetened condensed milk net sales for fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively. The balance of the Company's sweetened condensed milk net sales is made through other channels, including foodservice customers, industrial customers and export markets.

     Powdered non-dairy creamers. The Company manufactures and markets powdered non-dairy creamer under the Cremora and Cremora Royale brand names and also manufactures powdered non-dairy creamer for private label and industrial customers. In fiscal year 2002, fiscal year 2001 and fiscal year 2000, the Company's powdered non-dairy creamer products accounted for 21%, 22% and 22% of the Company's net sales, respectively.

     Branded Cremora and Cremora Royale are sold primarily through retail channels and accounted for 80%, 73% and 71% of the Company's fiscal year 2002, fiscal year 2001, and fiscal year 2000 powdered non-dairy creamer net sales, respectively. Private label net sales accounted for 16%, 9% and 16% of the Company's powdered non-dairy creamer net sales for fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively, with the balance primarily attributable to export net sales and to bulk net sales to industrial customers (who use non-dairy creamer in producing other food products).

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

Seasonality

     The Company's net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company's fiscal year due to increased sales during the holiday season. Three of the Company's five major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company's net sales, excluding the ReaLemon and ReaLime brands' net sales, have occurred in the second quarter of the fiscal year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, which requires the Company to draw additional amounts on its Revolving Credit Facility in that period.

Raw Materials and Suppliers

     The primary raw materials used in the Company's operations include milk, sugar, vegetable oil, corn syrup, and packaging materials. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Kava instant coffee and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers.

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

Trademarks, Copyrights and Patents

     The Company owns a number of trademarks, licenses and patents. The Company's principal trademarks include Eagle Brand, Cremora, and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on certain products and their extensions. The Borden and Elsie trademarks are currently used on (i) the entire line of Eagle Brand products, including condensed or evaporated milk, (ii) shelf-stable eggnog, and
(iii) Cremora non-dairy creamer. The Borden trademark is also currently used on Magnolia sweetened condensed milk. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from BFC, the Company holds an exclusive and royalty-free license from Southern Foods Group, L.P. to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five year term, which is renewable automatically for subsequent five year terms and terminable at the option of the Company upon one year's notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. A third party owns the Cremora trademark in Africa and the Middle East. The Company also owns various patents and copyrights associated with the business.

Employees

     As of June 29, 2002, the Company employed approximately 247 people, including 160 hourly and 87 salaried employees. The Wellsboro, Pennsylvania and Starkville, Mississippi plants are the only unionized Company plants. As of June 29, 2002, union employees represented approximately 38% of the Company's total work force. At Starkville, the Teamsters Local 984 has a contract expiring on January 31, 2005 and at Wellsboro, the United Food and Commercial Workers Union-Local 174 has a contract expiring on February 5, 2005. Management believes that relations with the Company's employees and unions are generally good.

     The Company employed approximately 79 people as of June 29, 2002 at the Chester, South Carolina powdered non-dairy creamer manufacturing plant. During the second quarter of fiscal year 2003, the Company intends to enter into a long-term contractual agreement with a third-party powdered non-dairy creamer manufacturer to produce the Company's powdered non-dairy creamer product line and to close the Chester, South Carolina plant in late November 2002. All of the employees employed at the plant will be terminated.

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

     Environmental. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment and the health and safety of its employees. The Company's operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to environmental matters. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company's business or financial position. In connection with the Acquisition, the Company assumed all past and future environmental liabilities related to the acquired business. The Company will be indemnified, however, by BFC and BFC Investments with respect to certain environmental liabilities occurring prior to the Acquisition Closing. This indemnification will expire January 2003 and is limited in amount. There can be no assurance that material environmental liabilities will not be incurred after the indemnification period or in excess of the indemnified amount or that the Company will be able to pursue successfully any indemnification claims against BFC. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Item 2:   Properties

     Except for Kava instant coffee and sweetened condensed milk in Canada, which are produced under co-pack agreements, and Borden eggnog, which the Company obtains under a seasonal purchase order, the Company produces all of its products in three Company-owned manufacturing facilities, as described in the following table. Management believes that the Company's manufacturing plants have sufficient capacity to accommodate the Company's needs for the foreseeable future.

    Location       Square Feet               Products Manufactured
    --------       -----------               ---------------------

Wellsboro, PA ....    119,000    Sweetened condensed milk, mincemeat pie filling
Starkville, MS ...     49,000    Sweetened condensed milk
Chester, SC ......     77,300    Powdered non-dairy creamer

     In addition to the owned manufacturing facilities described above, as of June 29, 2002, the Company leased 20,000 square feet of office space in Columbus, Ohio and uses public warehouse space in numerous locations in variable amounts as needed. In addition, the Company leased 13,605 square feet in Tarrytown, New York. Under the reorganization plan, the office was closed. The Tarrytown, New York lease will expire December 2002.

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

PART II

Item 5:   Market for Registrants' Common Equity and Related Stockholder Matters

     There is no established public trading market for the common stock of Holdings or Eagle. As of September 27, 2002, Holdings was the only holder of Eagle common stock. As of September 27, 2002, there were approximately 22 holders of Holdings' common stock.

     No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings and Eagle are restricted from declaring dividends on their common stock by the Senior Credit Facilities. See
Note 7 of the Notes to the Financial Statements of Holdings and Eagle included elsewhere in this Annual Report on Form 10-K.

Item 6:   Selected Financial Data

     The selected financial data set forth below (dollars in thousands) as of June 29, 2002 and June 30, 2001, and the fifty-two week periods ended June 29, 2002, June 30, 2001 and July 1, 2000 are derived from audited financial statements included elsewhere herein. The selected financial data set forth below as of June 27, 1998, July 3, 1999 and July 1, 2000 and the one hundred fifty-five day period ended June 27, 1998 ("fiscal year 1998") and the fifty-three week period ended July 3, 1999 ("fiscal year 1999") are derived from the financial statements not included elsewhere herein. The results of operations were affected by certain reclassifications made to comply with the Emerging Issues Task Force ("EITF") No. 00-14 and No. 00-25, as described in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." These reclassifications had no impact on operating income, net loss or cash flows.

                                   One Hundred        Fifty-Three        Fifty-Two          Fifty-Two          Fifty-Two
                                  Fifty-Five Day         Week              Week               Week               Week
                                  Period Ended        Period Ended     Period Ended        Period Ended       Period Ended
                                    June 27,            July 3,        July 1, 2000           June 30,           June 29,
                                   1998 /(a)/         1999 /(a)/          /(a)/             2001 /(a)/         2002 /(a)/
                                  --------------     ------------     --------------     --------------     -------------
Statement of Operations
Data:/(b)/
Net sales .....................  $   62,046         $  205,668     $      186,165     $       185,570    $      143,849
Cost of goods sold ............      38,376 /(c)/      111,026            111,140             102,650           101,273
                                  --------------     ------------     --------------     --------------     -------------
Gross profit ..................      23,670             94,642             75,025              82,920            42,576
Distribution expenses .........       4,484             12,947             13,098              12,851             9,004
Marketing expense .............       8,977             42,382             27,071              20,284            12,335
General & administrative
expense .......................       3,691             12,406             13,580              13,363             8,824
Amortization of intangibles ...      11,855             21,249             11,156              11,157             8,052
Gain on sale of product
lines, net of reorganization
  charges .....................          --                 --                 --                  --           (18,722) /(d)/
Other operating income ........          --                 --             (1,212)                 --                --
In-process research and
   development write-off ......      23,900                 --                 --                  --                --
                                  --------------     ------------     --------------     --------------     -------------
Operating income (loss) .......     (29,237)            5,658              11,332              25,265            23,083
Net loss ......................  $  (26,456)        $ (14,485)     $      (11,610)    $        (5,434)   $      (31,709) /(f)/
Other Financial Data:
Depreciation and
 amortization. /(e)/ ..........  $   13,755         $   26,497     $       20,553     $        19,756    $       28,427
Capital expenditures ..........       2,578             13,744              7,564               3,568               414

                                     As of             As of              As of             As of              As of
                                    June 27,           July 3,           July 1,           June 30,           June 29.
                                    1998 /(a)/       1999 /(a)/         2000 /(a)/        2001 /(a)/         2002 /(a)/
                                  ------------      ------------      --------------     ------------       ------------
Balance Sheet Data:
Inventories ..................   $   32,001         $   41,757     $       33,780     $        36,929    $       35,491
Net property and equipment ...       24,791             33,798             33,775              31,014             8,670
Total assets .................      399,240            417,286            396,670             387,546           224,424
Total debt, including current
    maturities ...............      318,250            338,500            327,500             333,500           203,788
Stockholder's equity .........       55,994             41,795             39,972              34,563             2,709

/(a)/ The statements of operations and the balance sheets set forth above reflects the financial position and results of operations of Eagle. With the exception of stockholder's equity, Series A Non-Voting Preferred Stock ("Series A Preferred Stock") and the Series B Non-Voting Preferred Stock (the "Series B Preferred Stock," together with Series A Preferred Stock, "Redeemable Preferred Stock"), this information is substantially consistent with that of Holdings. The following represents stockholders' deficit and Redeemable Preferred Stock of Holdings:

                                   As of June 27,  As of July 3,  As of July 1,  As of June 30,    As of June 29,
                                        1998           1999            2000          2001              2002
                                  --------------- -------------- -------------- ---------------  ----------------
   Stockholders' deficit ........   $(29,159)       $(52,235)      $(74,314)       $(91,362)        $(135,802)
   Redeemable preferred stock ...     84,327          93,302        113,555         125,163           137,129

(b) The adoption of EITF No. 00-14 and No. 00-25, effective first quarter of 2002, resulted in the following reclassifications to fiscal year 1998, fiscal year 1999, fiscal year 2000 and fiscal year 2001: net sales were reduced by $6.1 million, $34.1 million, $38.6 million and $35.1 million, respectively; distribution expense was reduced by $0.1 million, $0.5 million, $1.0 million and $1.0 million, respectively; and marketing expense was reduced by $6.1 million, $33.6 million, $37.6 million and $34.1 million, respectively. These reclassifications had no impact on operating income, net loss and cash flows.

(c) Includes a charge of $5.2 million of additional cost of sales related to the expensing of inventories stated at lower of cost or market.

(d) Represents the $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million

(e) Includes the amortization of debt issuance cost of $371, $920, $1,823, $2,322 and $2,878 for the one hundred fifty-five day period ended June 27, 1998, the fifty-three week period ended July 3, 1999, and the fifty-two week periods ended July 1, 2000, June 30, 2001 and June 29, 2002, respectively.

(f) In fiscal year 2002, the Company recorded a valuation allowance for its deferred tax assets and net operating loss carryforwards of $33.2 million.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the fifty-two week periods ended June 29, 2002, June 30, 2001 and July 1, 2000 of the Company. With the exception of Stockholder's Equity, Redeemable Preferred Stock and an intercompany payable of $1.4 million, the financial condition and results of operations of Eagle are substantially consistent with that of Holdings. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following table sets forth the results of operations as a percentage of net sales for the fifty-two week periods ended June 29, 2002, June 30, 2001 and July 1, 2000.

     The results of operations were affected by certain reclassifications made to comply with the new accounting standards, EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives should be classified as a reduction of sales rather than as marketing expense. The adoption of these Issues, effective first quarter of 2002, resulted in the following reclassifications to fiscal year 2001 and fiscal year 2000: net sales were reduced by $35.1 million and $38.6 million, respectively; distribution expense was reduced by $1.0 million and $1.0 million, respectively; and marketing expense was reduced by $34.1 million and $37.6 million, respectively. These reclassifications had no impact on operating income, net loss and cash flows.

                                                                           Results of Operations
                                                            Fifty-Two Week     Fifty-Two Week     Fifty-Two Week
                                                             Period Ended       Period Ended       Period Ended
                                                             June 29, 2002      June 30, 2001      July 1, 2000
                                                             -------------      -------------      ------------
  Net sales ...........................................              100.0 %            100.0 %            100.0 %
  Cost of goods sold ..................................               62.7               55.3               59.7
  Cost of goods sold, accelerated depreciation ........                7.7                 --                 --
                                                            ---------------    ---------------    ---------------
  Total cost of goods sold ............................               70.4               55.3               59.7
  Gross margin ........................................               29.6               44.7               40.3
  Distribution expense ................................                6.3                6.9                7.0
  Marketing expense ...................................                8.6               10.9               14.5
  General & administrative expense ....................                6.1                7.2                7.3
  Amortization of intangibles .........................                5.6                6.0                6.0
  Gain on sale of product lines .......................              (13.0)                --                 --
  Other operating income ..............................                 --                 --               (0.7)
                                                            ---------------    ---------------    ---------------
  Operating income ....................................               16.0 %             13.7 %              6.2 %
                                                            ===============    ===============    ===============

     In July 2001, the Company implemented the Plan, which reorganized the management and operations of the Company. This was executed as a result of the ReaLemon Sale that had reduced the sales and operating base of the Company.

     On September 19, 2001, the Company sold to Motts Inc. and Cadbury Beverages Delaware, Inc. the Company's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets including inventory and the manufacturing facility in Waterloo, New York. In fiscal year 1999, the Company had entered the lemonade liquid concentrate market with the launch of ReaLemonade. While an intensive marketing program drove ReaLemonade to strong performance in its launch year relative to other shelf-stable juice concentrates, sales in the second summer season did not meet expectations. The Company determined that it could not achieve the necessary return on the ReaLemonade product line and, therefore, discontinued sales in the retail channel after the calendar year 2000 summer selling season.

     The following table sets forth the unaudited consolidated results of operations of the Company excluding (i) the results of operations of the ReaLemon product lines for fiscal year 2002, fiscal year 2001, and fiscal year 2000 and (ii) the results of operations of the ReaLemonade product line for fiscal year 2001 and fiscal year 2000. The information is intended to provide comparable results for the continuing product lines for the periods presented in a manner used by the Company to assist in making internal operating decisions. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

                           Results of Operations Excluding the ReaLemon Product Lines and
                                            the ReaLemonade Product Line
     -----------------------------------------------------------------------------------------------------------
                                                    Fifty-Two Week        Fifty-Two Week        Fifty-Two Week
                                                     Period Ended          Period Ended          Period Ended
                                                     June 29, 2002        June 30, 2001          July 1, 2000
                                                     -------------        -------------          ------------
     Net sales ..................................            100.0 %               100.0 %               100.0 %
     Cost of goods sold .........................             64.2                  60.2                  58.6
     Cost of goods sold, accelerated
       depreciation .............................              8.4                    --                    --
                                                    ----------------     -----------------     -----------------
     Gross profit ...............................             27.4                  39.8                  41.4
     Distribution expense .......................              6.0                   6.3                   5.7
     Marketing expense ..........................              8.7                  11.0                  14.1
     General & administrative expense ...........              6.7                  10.4                  10.2
     Amortization of intangibles ................              5.4                   5.6                   5.5
     Other operating income .....................               --                    --                  (0.5)
                                                    ---------------      ----------------      ----------------
     Operating income ...........................              0.6 %                 6.5 %                 6.4 %
                                                    ===============      ================      ================

Results of Operations

     Fifty-Two Week Periods Ended June 29, 2002 and June 30, 2001.

     Net Sales. The Company's net sales for fiscal year 2002 were $143.8 million as compared to $185.6 million for fiscal year 2001, a decrease of $41.8 million, or 22.5%. The table below sets forth the Company's net sales data for each of the Company's product lines for fiscal year 2002 and fiscal year 2001 (dollars in millions):

                                                                       Net Sales   Percentage       Net Sales   Percentage
                                                                      Fiscal Year      of          Fiscal Year      of
        Product Lines               Company's Principal Brands           2002       Net Sales          2001     Net Sales
----------------------------   ------------------------------------   ------------ ------------    ------------ ------------
Sweetened condensed milk       Eagle Brand, Meadow Gold,
                               Magnolia, Star and other             $        93.5         65.0%  $        89.7        48.3 %
Lemon and lime juices          ReaLemon and ReaLime                          11.6          8.1            55.5        29.9
Lemonade liquid concentrate    ReaLemonade                                     --           --             0.2         0.1
Non-dairy creamer              Cremora, Cremora Royale and other             27.5         19.1            28.9        15.6
Niche brand products           Borden, None Such, Kava                       11.2          7.8            11.3         6.1
                                                                      ------------ ------------    ------------ -----------
     Total                                                          $       143.8        100.0%  $       185.6       100.0  %
                                                                      ============ ============    ============ ===========

     The decrease in net sales was primarily attributable to the sale of the ReaLemon product lines in September 2001, resulting in a decrease of $43.9 million in lemon and lime juice net sales. The decrease in the net sales of the non-dairy creamer product line was the result of increased marketing initiatives by the Company's competitors. The increase in sweetened condensed milk product net sales of $3.8 million was primarily due to higher sales volumes for sweetened condensed milk private label and Hispanic brands.

     Cost of Goods Sold. Cost of goods sold was $101.3 million for fiscal year 2002 as compared to $102.7 million for fiscal year 2001, a decrease of $1.4 million, or 1.4%. Excluding the cost of goods sold for the ReaLemon product lines for the reported periods, cost of goods sold was $96.1 million for fiscal year 2002 as compared to $78.1 million for fiscal year 2001, an increase of $18 million, or 23%. In fiscal year 2002, the Company recorded $11.1 million of accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to the Plan. Expressed as a percentage of net sales, cost of goods sold excluding accelerated depreciation for fiscal year 2002 and cost of goods sold for the ReaLemon product lines for fiscal year 2002 and fiscal year 2001 increased to 64.3% from 60.2% for 2001. The increase in the percentage was due to higher raw material costs, principally milk and sugar used in the production of sweetened condensed milk, and an increase in the sales of lower margin industrial and private label non-dairy creamer products. In early fiscal year 2002, milk prices rose to levels significantly above historical averages and negatively affected costs of goods sold.

     Distribution Expense. Distribution expense was $9.0 million for fiscal year 2002 as compared to $12.9 million for fiscal year 2001, a decrease of $3.9 million, or 30.2%. Excluding the distribution expense for the ReaLemon product lines for the reported periods, distribution expense was $7.9 million for fiscal year 2002 and $8.2 million for fiscal year 2001, a decrease of $0.3, or 3.7%. Expressed as a percentage of net sales, excluding the distribution expense for the ReaLemon product lines for the reported periods, distribution expense was 6.0% and 6.3 % for fiscal year 2002 and fiscal year 2001, respectively. The decrease of 0.3% was primarily due to a reduction in administrative support staff in fiscal year 2002 pursuant to the Plan.

     Marketing Expense. Marketing expense was $12.3 million for fiscal year 2002 as compared to $20.3 million for fiscal year 2001, a decrease of $8.0 million, or 39.4%. Excluding the marketing expense of the ReaLemon product lines for the reported periods, marketing expense was $11.5 million for fiscal year 2002 compared to $14.2 million for fiscal year 2001, a decrease of $2.7 million, or 19.0%. The decrease was primarily due to the reduction in marketing administrative costs related to the Plan. Expressed as a percentage of net sales, excluding the marketing expense for the ReaLemon product lines for the reported periods, marketing expense for fiscal year 2002 decreased to 8.7% from 10.9% for fiscal year 2001.

     General & Administrative ("G&A") Expense. G&A expense was $8.8 million for fiscal year 2002 as compared to $13.4 million for fiscal year 2001, a decrease of $4.6 million, or 34.3%. Expressed as a percentage of net sales, G&A expense was 6.1% and 7.2% for fiscal year 2002 and fiscal year 2001, respectively. The decrease in G&A expense was primarily due to the execution of the Plan as noted above.

     Amortization of Intangibles. Amortization of intangibles was $8.0 million for fiscal year 2002 and $11.2 for fiscal year 2001. The decrease is due to the write-off of the net book value of certain tradenames and other intangible assets sold pursuant to the ReaLemon Sale.

     Gain on Sales of Product Lines. In fiscal year 2002, the Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million.

     Operating Income. Operating income was $23.1 million for fiscal year 2002 as compared to $25.3 million for fiscal year 2001, a decrease of $2.2 million, or 8.7%. Together with other factors discussed above, the decrease in operating income was primarily due to the charge of accelerated depreciation, lost ReaLemon operating income opportunity after the ReaLemon Sale, offset by the gain on the ReaLemon Sale.

     Interest Expense. Net interest expense was $20.7 million for fiscal year 2002 as compared to net interest expense of $33.2 million for fiscal year 2001, a decrease of $12.5 million. The decrease was primarily due to lower average interest rates and lower average debt balances during 2002. The average debt balance was lower as proceeds from the ReaLemon Sale were used to repay indebtedness under the Term Loan Facility for fiscal year 2002 compared to fiscal year 2001.

     Income Taxes. The Company recorded an income tax expense of $34.1 million for fiscal year 2002 as compared to a $2.9 million income tax benefit for fiscal year 2001. The Company established a tax valuation allowance for $33.2 million for the Company's net deferred tax assets and net operating loss caryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS No. 109") which requires the recording of a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company has experienced pretax losses over the past three years, excluding the gain in fiscal year 2002 on the ReaLemon Sale. Management continues to see lower industry market values in the current economic environment which could affect the tax planning strategies available to the Company. As a result of these factors, the Company recorded a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

     In determining the amount of the deferred tax asset valuation allowance, the Company estimated the current tax deductibility of certain costs and charges, and evaluated the fair market value of the company in comparison to the tax value. These estimates are subject to change. Any differences between these current estimates and actual values determined at a future date will result in a change to the valuation allowance and will be recorded at that date.

     Excluding the valuation allowance, the increase was primarily due to the gain on the ReaLemon Sale.

     Fifty-Two Week Periods Ended June 30, 2001 and July 1, 2000.

     Net Sales. The Company's net sales for fiscal year 2001 were $185.6 million as compared to $186.2 million for fiscal year 2000, a decrease of $0.6 million, or 0.3%. The table below sets forth the Company's net sales data for each of the Company's product lines for fiscal year 2001 and fiscal year 2000 (dollars in millions):

                                                                      Net Sales                    Net Sales
                                                                       Fiscal     Percentage        Fiscal    Percentage
                                                                        Year          of             Year         of
        Product Lines               Company's Principal Brands          2001      Net Sales          2000      Net Sales
---------------------------    ---------------------------------     ----------- -------------    ----------- --------------
Sweetened condensed milk       Eagle Brand, Meadow Gold,
                               Magnolia, Star and other            $       89.7          48.3%  $       89.9         48.3%
Lemon and lime juices          ReaLemon and ReaLime                        55.5          29.9           55.4         29.8
Lemonade liquid concentrate    ReaLemonade                                  0.2           0.1          (2.0)        (1.1)
Non-dairy creamer              Cremora, Cremora Royale and other           28.9          15.6           31.0         16.6
Niche brand products           Borden, None Such, Kava                     11.3           6.1           11.9          6.4
                                                                     ----------- -------------    ----------- ------------
     Total                                                         $      185.6         100.0%  $      186.2        100.0%
                                                                     =========== =============    =========== ============

     The decrease in net sales was due to a $2.1 million decrease in non-dairy creamer sales primarily from a sales volume decline to certain private label customers. This decrease is offset by a reduction of ReaLemonade product returns in fiscal year 2000.

     Cost of Goods Sold. Cost of goods sold was $102.7 million for fiscal year 2001 as compared to $111.1 million for fiscal year 2000, a decrease of $8.4 million, or 7.6%. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2001 decreased to 55.3% from 59.7% for fiscal year 2000. Cost of goods sold, as a percentage of net sales, was higher in fiscal year 2000 primarily due to a charge in fiscal year 2000 to reserve for obsolescence of ReaLemonade inventories related to inventory expiration. Excluding the results of retail ReaLemonade for fiscal year 2001 and fiscal year 2000, cost of goods sold was $102.5 million for fiscal year 2001 as compared to $100.2 million for fiscal year 2000, an increase of $2.3 million, or 2.2%. Expressed as a percentage of net sales, excluding the results of retail ReaLemonade for both periods, cost of goods sold for fiscal year 2001 increased to 55.2% from 53.2% for fiscal year 2000 due to higher raw material costs, principally lemon concentrate used in production of lemon juice products.

     Distribution Expense. Distribution expense was $12.9 million for fiscal year 2001 as compared to $13.1 million for fiscal year 2000, a decrease of $0.2 million, or 1.5%. Expressed as a percentage of net sales, distribution expense was 7.0% for fiscal year 2001 and for fiscal year 2000. The decrease of $0.2 million was partially due to reduced warehousing costs as levels of inventory were lower between years, primarily from reduced retail ReaLemonade inventory.

     Marketing Expense. Marketing expense was $20.3 million for fiscal year 2001 as compared to $27.1 million for fiscal year 2000, a decrease of $6.8 million, or 25.1%. Expressed as a percentage of net sales, marketing expense for fiscal year 2001 decreased to 10.9% from 14.6% for fiscal year 2000. The decrease was primarily driven by $9.8 million decrease in advertising, trade, and consumer support from the discontinued retail ReaLemonade product line.

     General & Administrative Expense. G&A expense was $13.4 million for fiscal year 2001 as compared to $13.6 million for fiscal year 2000, a decrease of $0.2 million, or 1.5%. Expressed as a percentage of net sales, G&A expense was 7.2% and 7.3% for fiscal year 2001 and fiscal year 2000, respectively.

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

     Operating Income. Operating income was $25.3 million for fiscal year 2001 as compared to $11.3 million for fiscal year 2000, an increase of $14.0 million, or 123.9%. Expressed as a percentage of net sales, operating income increased to 13.6% for fiscal year 2001 from 6.1% for fiscal year 2000. Together with other factors discussed above, the increase in operating income was primarily due to a reduction of investment in ReaLemonade.

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

Liquidity and Capital Resources

     Borrowings under the Term Loan Facility were $53.2 million and $171.5 million at June 29, 2002 and June 30, 2001, respectively. The Term Loan Facility matures $0.9 million, $8.6 million, $25.0 million and $18.7 million in the fiscal years 2003 through 2006, respectively. The Company has a $60.0 million Revolving Credit Facility, of which $35.6 million and $47.0 million was outstanding at June 29, 2002 and June 30, 2001, respectively. Included in the Revolving Credit Facility is a $10.0 million swingline loan that is utilized for short-term borrowings for periods less than thirty days. The Revolving Credit Facility matures in fiscal year 2005.

     Interest payments on the Senior Subordinated Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

     The Company's remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.4 million on capital projects in fiscal year 2002 to fund expenditures at existing facilities. The Company expects to spend approximately $1.0 million on capital projects in fiscal year 2003 to fund expenditures at existing facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

     Net cash provided from operating activities for fiscal year 2002 was $3.0 million, and net cash used in operating activities for fiscal year 2001 was $1.8 million. The increase in net cash from operating activities is primarily due to $12.6 million of reduced interest payments resulting from lower interest rates and lower average debt balances. This is primarily offset by $9.9 million in payments associated with the ReaLemon Sale and the Plan.

     Cash used in financing activities in fiscal year 2002 was $131.3 million, and cash provided from financing activities for fiscal year 2001 was $5.3 million, a change of $136.6 million. The change in net cash used in financing was due to a $118.0 million repayment of indebtedness under the Term Loan Facility in first quarter 2002 from the use of the proceeds from the ReaLemon Sale and reduced borrowing requirements under the Revolving Credit Facility to finance operations in fiscal 2002.

     The Company intends to amend certain covenants of the Senior Credit Facilities, in similar manner to the amendment granted August 10, 2001 for the period beginning on September 29, 2001 and ending on and including December 28, 2002. The purpose of this amendment is to provide additional flexibility in the financial covenants as the Company manages the transition of producing powdered non-dairy creamer products through a co-packer and closes its present Chester, South Carolina manufacturing plant. The Company will seek this one or two year amendment, subject to the banks' approval, in late November 2002. If the Company is unable to amend the Senior Credit Facilities, management believes it can meet existing bank covenants pursuant to the Senior Credit Facilities credit agreement, as amended, for each of the four quarters of fiscal year 2003.

Senior Credit Facilities Amendment

     The Company amended its Senior Credit Facilities pursuant to an amendment dated August 10, 2001 (the "Amendment") which became effective as of the completion of the ReaLemon Sale. Pursuant to the Amendment, the Company received consent from the lenders for the ReaLemon Sale, and the lenders waived compliance with leverage ratio and consolidated cash interest expense coverage ratio financial covenants for periods commencing on and including September 29, 2001 and ending on and including December 28, 2002. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December 1 of any year and ending not later than March 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization.

     The interest rate on the Term Loan Facility, as amended, is LIBOR plus 4.00%. The interest rate on the Revolving Credit Facility, as amended, is LIBOR plus 4.00% with the swingline loan portion bearing interest at Prime plus 3.00%.

     Management believes that cash generated from operations and borrowings under the Term Loan Facility and the Revolving Credit Facility will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to sell additional equity securities. There can be no assurance that the Company will be able to secure additional financing on favorable terms if at all.

     The Company was advised by GEI and Warburg, Holdings' principal stockholders that as of September 27, 2002, each owned $14.0 million in aggregate principal amount of Notes.

Commitments and Contingencies

     The Company may enter into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, were approximately $3.9 million and $13.1 million at June 29, 2002 and June 30, 2001. The Company intends to utilize in production the raw materials under the outstanding purchase commitments. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally provide that the Company pay taxes, insurance and maintenance expenses related to the leased assets. At June 29, 2002, the future minimum lease payments were $0.5 million, $0.3 million and $0.1 million for fiscal year 2003, fiscal year 2004 and fiscal year 2005, respectively. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions.

Redeemable Preferred Stock

     Redeemable Preferred Stock (as defined in Notes to the Financial Statement number 11) is subject to mandatory redemption at a price per share equal to the Stated Value for each series of Preferred Stock plus all dividends accrued and unpaid there upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of

Holdings' outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Recent Developments

     The Company plans to close its powdered non-dairy creamer plant located in Chester, South Carolina in late November 2002. Future production will be sourced from a third party manufacturer under a long-term co-pack agreement. The third-party manufacturer has significantly larger powdered non-dairy creamer plants and has agreed to produce the Company's powdered non-dairy creamer requirements at a lower cost than the Company's current cost of production. Closure costs including benefits and severance for the 79 employees are being assessed and will be recorded in fiscal year 2003, when the measurement date has occurred.

Seasonality

     The Company's net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company's fiscal year due to increased sales during the holiday season. Three of the Company's five major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company's net sales, excluding the ReaLemon and ReaLime brands' net sales, have occurred in the second quarter of the fiscal year. As a result of this seasonality, the Company's working capital needs have historically increased throughout the year, normally peaking in the September/October period, which requires the Company to draw additional amounts on its Revolving Credit Facility during this period.

Critical Accounting Policies and Estimates

     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of significant judgment and estimates on the part of the Company's management about the effect of matters that are inherently uncertain. Actual results could differ significantly from the estimates under different assumptions or conditions. The Company's significant accounting policies are described in the Notes to the Financial Statements within this Annual Report on Form 10-K. The following discussion addresses the Company's most critical accounting policies.

     Marketing Costs. The Company offers market development funds, slotting, and other trade spending programs to its customers to support the customers' promotional activities related to the Company's product lines. The Company regularly reviews and revises estimates of costs to the Company, when deemed necessary, for the marketing programs based on actual costs incurred or revised spending level by the customers. Actual costs may differ significantly, as the performance from the marketing program may differ from previous expectations.

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

     Intangibles are stated at fair value as recorded at acquisition and are amortized on a straight-line basis over their estimated useful lives. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The estimate of cash flow is based upon certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to technological changes, economic conditions or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount of the carrying value that exceeds the fair value of the asset.

    Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards of $33.2 million as of June 29, 2002. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Issued Accounting Statements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement will be applied to any business combinations completed after June 30, 2001.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The statement provides that goodwill and indefinite life intangible assets be tested for impairment annually, not amortized over a specified life. The Company's results do not include any charges for any potential adjustments in the carrying amount of goodwill and other intangible assets that may be recorded in connection with the initial adoption of this pronouncement. Based on the initial impairment evaluation using a royalty savings methodology and discounted cash flows, the Company expects to record a charge of $43.7 million (unaudited) against tradenames and $14.4 million (unaudited) against goodwill during the first quarter of fiscal year 2003 as a cumulative effect of an accounting change. The Company's annual amortization charge will be reduced by an estimated $11.2 million (unaudited) in fiscal year 2003.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets") ("SFAS 144"). SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business" ("APB 30"). SFAS 144 develops an accounting model (based on the model in SFAS 121) for the disposal of long-lived assets. This model requires that long-lived assets that are to be disposed of be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter of fiscal year 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial condition.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145") with an adoption date of fiscal years beginning after May 15, 2002. This pronouncement rescinds the aforementioned Statements and amends SFAS No. 13 and other various authoritative pronouncements to clarify, correct technically or describe applicability under changed conditions. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial condition.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company will adopt this pronouncement for activities after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial condition.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

    The following table presents a description of the financial instruments that were held by the Company at June 29, 2002 and which were sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

    All amounts are reflected in U.S. dollars (in thousands).

                                                                                                                        Fair
                                  2003         2004         2005        2006        Thereafter        Total            Value
                               ----------   ---------    ---------    ---------    ------------    ------------     ----------
Liabilities
   Fixed Rate ...............                                                      $    115,000    $    115,000     $   87,400
   Average Interest Rate ....                                                             8.750%          8.750%
   Variable Rate ............  $      936   $   8,578    $  60,556    $  18,718    $               $     88,788     $   88,788
   Average Interest Rate ....       5.860%      5.860%       5.867%       5.860%                          5.865%

    As the table incorporates only those exposures that existed as of June 29, 2002, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.9 million in forecasted interest expense.

Milk Hedging

    The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of June 29, 2002, the Company had purchased 133 milk futures contracts, which will settle during various months through March 2003, at a cost of $4.2 million and a current market value of $3.7 million, or an aggregate market loss of $0.5 million. The aggregate market value will increase or decrease based on the future milk prices.

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

Item 8: Financial Statements and Supplementary Data

    See Item 15: "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10: Directors and Executive Officers of the Registrants

    The directors of the Company and executive officers of Holdings and Eagle are as follows:

              Name                Age                         Position
              ----                ---                         --------
   Craig A. Steinke .........      45    Chief Executive Officer, President, Chief Financial
                                         Officer, Treasurer and Director*
   Michael  P. Conti ........      33    Vice President, Finance*
   Kelly  J. Crouse. ........      39    Vice President, Marketing
   Ronald E. Hord, Jr .......      40    Vice President, Supply Chain
   Lori S. Snowden ..........      42    Secretary* and Financial Controller
   Harold G. M. Strunk ......      45    Vice President, Sales
   David  A. Barr ...........      39    Director
   Andreas T. Hildebrand ....      34    Director
   Kewsong Lee ..............      37    Director
   Donald W. Torey ..........      45    Director

--------------
* Messrs. Steinke, Conti and Ms. Snowden hold these same positions at Holdings and are the executive officers of Holdings.

    Craig A. Steinke has served as a Director, Chief Executive Officer and President of Holdings and Eagle since July 2001. Since January 1998, Mr. Steinke has held the positions of Chief Financial Officer, and Treasurer of Holdings and Eagle. From March 1999 until July 2001, Mr. Steinke also served as Senior Vice President of Operations of Holdings and Eagle. Prior to joining Eagle, Mr. Steinke was President of Magma Metals, a billion dollar subsidiary of Magma Copper. He was responsible for operations, marketing and sales. Magma Metals was acquired by Broken Hill Proprietary Co. Ltd., and Mr. Steinke was promoted to Senior Vice President and Group General Manager of BHP Copper, a $3.0 billion subsidiary of Broken Hill Proprietary Co., Ltd. His responsibilities included worldwide sales, international and national marketing teams and a complex U.S. based manufacturing operation with over 1,000 employees.

    Michael P. Conti has served as Vice President, Finance of Holdings and Eagle since August 2001. Mr. Conti joined Eagle in August 1998 and has held Director of Financial Planning and Analysis and Financial Manager positions. From April 1996 through August 1998, Mr. Conti served as Controller of Hamilton Watch, a division of The Swatch Watch Group.

    Kelly J. Crouse has served as Vice President, Marketing of Eagle since August 2001. From 1998 through August 2001, Mr. Crouse served as Director of Customer Marketing and as Area Vice President of Sales at Eagle. Between 1994 and 1998, Mr. Crouse served as a National Trade Marketing Manager and Midwest Regional Sales Manager with BFC's, Pasta/Sauce Division.

    Ronald E. Hord, Jr. has served as Vice President, Supply Chain of Eagle since August 2001 as an executive officer. From March 2000 to August 2001, Mr. Hord served in that position in a non-executive officer capacity. Mr. Hord joined Eagle as the Director of Logistics in January 1998. From March 1994 through January 1998, Mr. Hord held a position in logistics with BFC and Borden, Inc., working on numerous food brands including the six brands that Eagle acquired.

    Lori S. Snowden has served as Secretary of Holdings and Eagle since August 2001. Since April 1999, Ms. Snowden has served as Financial Controller for Eagle. Ms. Snowden joined Eagle as Assistant Controller in January 1998. From 1990 to the time she joined Eagle, Ms. Snowden held various managerial accounting positions with BFC and Borden, Inc.

    Harold G. M. Strunk has served as Vice President, Sales of Eagle since August 2001 and from 1998 through August 2001 Mr. Strunk held positions of Director of Sales Support and Vice President of International Sales of

Eagle. Between 1996 and 1998, Mr. Strunk held various managerial positions in sales and marketing with BFC and Borden, Inc.

    Andreas T. Hildebrand has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Hildebrand has served as Managing Director of the Private Equity Group of General Electric Asset Management ("GEAM") since July 2000 and Vice President of GEAM since May 1997. Mr. Hildebrand presently serves as a director of several privately held companies.

    Kewsong Lee has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Lee has served as a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC ("EMW LLC") and General Partner of Warburg, Pincus & Co. ("WP") since January 1, 1997. His present service as a director includes membership on the boards of Knoll, Inc., Arch Capital Group Ltd. and several privately held companies.

    David A. Barr has served as a Director of Holdings and Eagle since August 13, 2001. Mr. Barr has served as a Member and Managing Director of EMW LLC and General Partner of WP since January 1, 2001. Prior to joining EMW LLC, Mr. Barr was a Managing Director at Butler Capital Corp., a private investment firm focused on middle market management buyouts.

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

Item 11:   Executive Compensation

Summary Compensation Table

     The following summary compensation table provides information concerning compensation for the Company's chief executive officers, the four other most highly compensated executive officers of Eagle and other executive officers who are named executive officers within the meaning of Item 402(a)(3) of Regulation S-K under the Securities Act of 1933 (collectively, the "Named Executive Officers") for the fiscal years ended June 29, 2002, June 30, 2001 and July 1, 2000.

                                                                                                            Long Term
                                                                  Annual Compensation                    Compensation(3)
                                                -------------------------------------------------------- -----------------
                                                                                               Other         Restricted
                                                 Fiscal                                    Compensation     Stock Awards
        Name and Principal Position               Year       Salary($)      Bonus($)(1)       ($)(2)           ($)(4)
----------------------------------------------  ---------  ---------------  ------------- ---------------- ---------------
Craig A. Steinke (5) .........................    2002   $    305,078     $      182,500 $     382,300(6)            --
  Chief Executive Officer, President              2001        278,333            167,125         6,464               --
    and Chief Financial Officer                   2000        232,667             59,483         3,736    $         350

Harold G.M. Strunk (7)                            2002        173,967             91,470        12,998(8)            --
  Senior Vice President, Marketing and Sales

Ronald E. Hord, Jr. (7) ......................    2002        163,042             72,450        10,020(8)            --
   Vice President, Supply Chain

Kelly J. Crouse (7) ..........................    2002        162,842             66,980        38,337(8)(9)         --
   Vice President, Marketing

Michael P. Conti (7) .........................    2002        138,533             58,570        58,207(9)(10)        --
   Vice President, Finance

John O'C.  Nugent (11) .......................    2002         14,300            119,380     1,004,500(12)           --
   Former Chief Executive Officer and             2001        331,825            178,036         5,381               --
   Former President                               2000        315,125             70,800         4,819               --

Mark J. Greatrex (11) ........................    2002        187,850             72,930       362,508(12)           --
   Former Senior Vice President, Marketing        2001        259.250            140,250         8,766               --
   and Sales                                      2000         47,813               --           1,434              275

Jonathan F. Rich (11) ........................    2002         42,100             46,310       351,647(12)           --
   Former Vice President and Former               2001        164,608             89,046         6,685               --
   General Counsel                                2000        157,583             42,488         2,654              175

---------------
(1) The bonus represents the amount earned and paid to the Named Executive Officer for the Company's fiscal year for which each executive could earn up to 100% of his base salary if certain performance targets were met.

(2) Other compensation includes matching and profit sharing contributions ("company 401k match") made by the Company on behalf of each Named Executive Officer pursuant to the Eagle Family Foods, Inc. 401k Savings and Retirement Plan, and where noted car allowance, severance based on contractual arrangements, moving expenses and special bonuses for consummating the Realemon Sale.

(3) The Company has not awarded any stock options or stock appreciation rights to the Named Executive Officers.

(4) The restricted stock award for fiscal year 2000 represent the approximate value of award of restricted Common Stock issued to the Named Executive Officer (the "Restricted Shares"). The Restricted Shares will vest in equal installments over five years (the "Vesting Period"), beginning on the first anniversary of the date of issuance if such grantee is employed by the Company on such date. Upon the consummation of an initial public offering of Common Stock of Holdings registered under the Securities Act of 1933 meeting certain thresholds prior to the end of the Vesting Period, 20% of the Restricted Shares will vest. Any remaining unvested Restricted Shares would then vest in equal installments over the time remaining in the Vesting Period. The Board of Directors of Holdings may also establish certain performance criteria that could result in accelerated vesting of the Restricted Shares. As of June 29, 2002, the approximate value of each such award was $350, $275 and $175 for Messrs. Steinke, Greatrex and Rich, respectively.

(5) Mr. Steinke became Chief Executive Officer and President in addition to serving as Chief Financial Officer and Treasurer in July 2001.

(6) Includes $370,800 special bonus for consummating the ReaLemon Sale, $6,000 for out-of-town car allowance and $5,500 for company 401k match.

(7) Prior to the 2002 fiscal year, these Named Executive Officers were employees of Eagle, but did not hold executive officer positions so their compensation is not provided for prior fiscal years.

(8) Includes car allowance of $7,200, $6,000 and $7,200 for Messrs. Strunk, Hord, and Crouse, respectively.

(9) Includes $25,420 and $31,778 related to moving expense for Messrs. Crouse and Conti, respectively.

(10) Includes $20,000 special bonus for consummating the ReaLemon Sale.

(11) Messrs. Nugent, Greatrex and Rich resigned from their respective positions during fiscal year 2002.

(12) Includes $361,900, $77,350 and $142,492 for severance and accrued vacation payments based on contractual agreements for Messrs. Nugent, Greatrex and Rich, respectively, and $642,600, $283,500 and $207,900 special bonuses for consummating the ReaLemon Sale for Messrs. Nugent, Greatrex and Rich, respectively.

Compensation Committee Interlocks and Insider Participation

     Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, Andreas T. Hildebrand, Kewsong Lee, Craig A. Steinke and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings and Eagle. See "Item 13. Certain Relationships and Related Transactions."

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

Employment Agreements

     On January 23, 1998, the Company entered into an employment agreement with Craig A. Steinke, pursuant to which Mr. Steinke served as Vice President, Chief Financial Officer and Treasurer of the Company. In July 2001, Mr. Steinke was appointed Chief Executive Officer and President of the Company. The Company has not entered into a new agreement with Mr. Steinke since his promotion. Pursuant to his employment agreement, his annual base salary was $300,000 as of July 1, 2001 and is subject to increases as determined by the Board of Directors. In addition, pursuant to the agreement, Mr. Steinke is entitled to receive a bonus of up to 100% of his base salary if certain performance targets are met. Bonuses for future periods are to be based on targets to be established by the Board of Directors. The agreement has a term of one year, with automatic annual renewals. In the event the employment agreement is terminated by the Company without "cause" (as defined in such employment agreement), Mr. Steinke is entitled to receive severance payments equal to the base salary then in effect for 12 months. The agreement provides for customary non-competition and non-solicitation provisions.

     The Company entered into employment arrangements with Messrs. Conti, Crouse, Hord and Strunk relative to base pay and bonuses. In the event the employment arrangement is terminated by the Company without cause, the Executive Officers are entitled to receive severance payments equal to the base salary then in effect for 12 months.

     Effective July 15, 2001, Eagle's and Holdings' Board of Directors accepted the resignation of John O'C. Nugent as a Director, Chief Executive Officer and President ("Nugent"). The separation agreement, dated as of June 25, 2001, between the Company, GEI, Warburg and Nugent ("Separation Agreement") provided termination benefits in accordance with Nugent's employment agreement with the Company, dated January 23, 1998, as well as a cash payment of $25,000. The Separation Agreement provided for certain payments to Nugent upon the consummation of the sale of the Company or portions thereof. Pursuant to the Separation Agreement, Nugent also agreed to transfer 2,475 shares of Series A Non-Voting Preferred Stock to the Company and waived his right to payment therefore in accordance with the terms of his employment agreement. The value of said shares and the accumulated dividends satisfied as payment in full of the $250,000 principal and accrued interest on Nugent's Secured Recourse Promissory Note with the Company. Nugent also agreed to transfer 2,475 shares of Series A Non-Voting Preferred Stock for a cash purchase price of $250,000. See "Item 13: Certain Relationships and Related Transactions."

     Upon the separations of certain other officers during fiscal year 2002 and pursuant to each employment agreement, the Company purchased into treasury 2,574 shares of Series A Preferred Stock for a value of $368,000.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     All of the issued and outstanding shares of common stock of Eagle as of September 27, 2002 are beneficially owned by Holdings. There are three classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights, the Series A Preferred Stock and the Series B Preferred Stock, which each have limited voting rights. The following table sets forth, as of September 27, 2002, certain information regarding the beneficial ownership of Common Stock, Series A Preferred Stock and Series B Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings' voting securities, (ii) each of the directors and executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:

                                                                               Series A             Series B
                                                           Common Stock     Preferred Stock      Preferred Stock
                                                           ------------     ---------------      ---------------
                 Name and Address of                  Number of            Number of            Number of
                Beneficial Owner (1)                   Shares   Percentage  Shares   Percentage  Shares   Percentage
                --------------------                   ------   ----------  -------  ----------  ------   ----------
GE Investment Private Placement Partners II,
   a Limited Partnership
   3003 Summer Street
   Stamford, CT 06905(2) .........................    458,200      45.7    402,399      49.5       49.5      50.0

Warburg, Pincus Ventures, L.P.
   466 Lexington Avenue
   New York, NY 10017(3) .........................    458,200      45.7    402,399      49.5       49.5      50.0

Craig A. Steinke(4) ..............................     40,835       4.1        990         *         --        --
David A. Barr(3) .................................    458,200      45.7    402,399      49.5         --        --
Andreas T. Hildebrand(2)(5) ......................         --        --         --        --         --        --
Kewsong Lee(3) ...................................    458,200      45.7    402,399      49.5         --        --
Donald W. Torey(2)(5) ............................         --        --         --        --         --        --
All directors and executive officers as a
   Group (8 persons)(6) ..........................    503,685      50.2    403,389      50.1       49.5      50.0

---------------
* Less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or
     (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person's address is c/o Eagle Family Foods, Inc. 735 Taylor Road, Gahanna, Ohio 43230. Messrs. Lee and Barr have the same address as Warburg. Messrs. Torey and Hildebrand have the same address as GEI.

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

(4) Includes 39,835 Restricted Shares, subject to certain vesting and for future requirements, issued to Mr. Steinke.

(5) Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Torey and Hildebrand disclaim beneficial ownership of all such shares owned by GEI and GEIM.

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

Equity Compensation Plan Information

     The following table sets forth information about the Common Stock issuable under the 1998 Stock Incentive Plan (the "Plan") as of June 29, 2002. Only Restricted Shares had been issued under the Plan as of June 29, 2002.

                                                                                                     Number of securities
                                                                                                      remaining available
                                                Number of securities        Weighted average         for further issuance
                                                  to be issued upon         exercise price of           under equity
                                                     exercise of               outstanding           compensation plans
                                                outstanding options,        options, warrants       (excluding securities
                                                 warrants and rights           and rights            reflected in column (a)).
              Plan category                              (a)                       (b)                       (c)
              -------------                              ---                       ---                       ---
Equity compensation plans approved by                    --                        --                         --
security holders ............................
Equity compensation plans not approved by                --                        --
security holders /(1)/ ......................                                                            120,968 /(2)/
                                                ----------------------     --------------------    ------------------------
Total                                                    --                        --                    120,968
                                                ======================     ====================    ========================

---------------

(1) On January 14, 1998, Holdings' Board of Directors adopted the Plan. The Plan provides for the granting of incentive stock options, non-qualified stock options and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Holdings' Board of Directors. Originally, there were 153,650 shares of Common Stock reserved for issuance under the Plan. As amended on January 5, 2000 by the Holdings' Board of Directors, 206,150 shares of Common Stock may be awarded under the Plan, subject to certain adjustments reflecting changes in Holdings' capitalization.

(2) All 120,968 shares of Common Stock remain available for issuance pursuant to the 1998 Stock Incentive Plan. No options have been issued under the 1998 Stock Incentive Plan.

The Holdings Stockholders Agreement

     The relations among the Equity Sponsors and the Management Investor (collectively, the "Investors"), and Holdings are governed by a Stockholders Agreement, dated as of the Acquisition Closing and as amended (the "Holdings Stockholders Agreement"). The following summary of certain provisions of the Holdings Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Holdings Stockholders Agreement.

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

     Certain Covenants. The Holdings Stockholders Agreement requires Holdings to
(i) provide certain financial and other information to the Investors concerning Holdings and its subsidiaries (ii) comply with applicable law and (iii) maintain insurance.

     Termination. The tag-along rights and subscription rights described above will terminate upon the completion of an initial public offering of Common Stock.

The Registration Rights Agreement

     Holdings and the Investors entered into a Registration Rights Agreement, dated as of the Acquisition Closing and as amended (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, each of the Equity Sponsors has two demand registration rights for each of its Redeemable Preferred Stock and Common Stock. In addition, the Equity Sponsors have unlimited Form S-3 registration rights and unlimited piggyback rights. The Management Investors also have piggyback registration rights. All expenses related to these registrations (other than underwriting discounts and commissions) will be borne by Holdings. Holdings is required to use its best efforts to affect such registrations, subject to certain conditions and limitations. Holdings has agreed to indemnify the Investors for certain liabilities arising out of such registrations, including liabilities under the Securities Act.

Item 13:   Certain Relationships and Related Transactions

     In connection with the portion of the Equity Contribution to Holdings made by Mr. Nugent, the Company lent an aggregate of $250,000 to Mr. Nugent in exchange for full recourse note bearing interest at a floating rate, set semi-annually, at The Chase Manhattan Bank's then applicable prime rate, in effect for six-month periods, plus 0.5%. The note would have matured on the fifth anniversary of the Acquisition Closing and was secured by a pledge in favor of the Company of all of the shares of Common Stock and Series A Preferred Stock owned by such Management Investor. Pursuant to the Separation Agreement, Mr. Nugent agreed to transfer 2,475 shares of Series A Preferred Stock to the Company and to waive his right to payment therefore in accordance with the terms of his employment agreement, as payment in full and complete satisfaction of principal and interest accrued on this note and 2,475 shares of Series A Preferred Stock for a cash purchase price of $250,000.

     Upon the separations of Mr. Rich, Mr. Richard A. Lumpp and Mr. James A Bryne during fiscal year 2002 and pursuant to each employment agreements of the executive officers, the Company purchased into treasury 2,574 shares of Series A Preferred Stock for a value of $368,000.

     On September 27, 1999, pursuant to a subscription agreement, each of Warburg and GEI purchased (i) 50,000 shares of Common Stock and Warrants to purchase 11,006.5 shares of Common Stock for a cash purchase price of $50,000 and (ii) 49.5 shares of Series B Preferred Stock for a cash purchase price of $4,950,000. The Warrants may be exercised (a) for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and (b) only upon the failure of the Company to achieve certain financial targets for fiscal year 2000. The financial targets for fiscal year 2000 were not met. Therefore, the Warrants are exercisable. The Warrants expire on September 27, 2004.

     Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, Andreas T. Hildebrand, Kewsong Lee, Craig A. Steinke and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings and Eagle.

     All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

Item 14:   Controls and Procedures

     Not applicable.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements of the Company

                                                                                                                Page
                                                                                                                ----
     Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc.

     Report of Independent Accountants .......................................................................   32

     Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the Fifty-Two
        Week Periods ended June 29, 2002, June 30, 2001 and July 1, 2000 .....................................   33

     Eagle Family Foods, Inc. Balance Sheets as of June 29, 2002 and June 30, 2001 ...........................   34

     Eagle Family Foods, Inc. Statements of Cash Flows for the Fifty-Two Week Periods ended June 29,
        2002, June 30, 2001 and July 1, 2000 .................................................................   35

     Eagle Family Foods, Inc. Statements of Changes in Stockholder's Equity for the Fifty-Two Week
        Periods ended June 29, 2002, June 30, 2001 and July 1, 2000 ..........................................   36

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive
        Loss for the Fifty-Two Week Periods ended June 29, 2002, June 30, 2001 and July 1, 2000 ..............   37

     Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001 .....   38

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Two Week
        Periods ended June 29, 2002, June 30, 2001 and July 1, 2000 ..........................................   39

     Eagle Family Foods Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) for the Fifty-Two Week Periods ended June 29, 2002, June 30, 2001 and July 1, 2000 .........   40

     Notes to the Financial Statements .......................................................................   41

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

   10.5 The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)

   10.6 Employment Agreement, dated January 23, 1998, by and between Craig A. Steinke and the Company (Incorporated by reference to Exhibit 10.8 of the S-4)

   10.7 Pledge Agreement, dated January 23, 1998, by and between John O'C. Nugent and the Company (Incorporated by reference to Exhibit 10.12 of the S-4)

   10.8 Secured Recourse Promissory Note, dated January 23, 1998, from John O'C. Nugent to the Company (Incorporated by reference to Exhibit 10.14 of the S-4)

   10.9 Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000 (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 10, 2000)

   12.1   Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges

   12.2   Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges

 (b) Reports on Form 8-K

     A report on Form 8-K, dated September 19, 2002, was filed by the registrants disclosing their intent to close the Chester, South Carolina powdered non-dairy creamer manufacturing plant in late November 2002.

CERTIFICATIONS

I, Craig A. Steinke, Chief Executive Officer and Chief Financial Officer of Eagle Family Foods, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Eagle Family Foods, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 27, 2002
                                               /s/ Craig A. Steinke
                                               ---------------------------------
                                               Craig A. Steinke
                                               Chief Executive Officer and Chief
                                               Financial Officer



I, Craig A. Steinke, Chief Executive Officer and Chief Financial Officer of Eagle Family Foods Holdings, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Eagle Family Foods Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 27, 2002
                                               /s/ Craig A. Steinke
                                               ---------------------------------
                                               Craig A. Steinke
                                               Chief Executive Officer and Chief
                                               Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                       Eagle Family Foods Holdings, Inc.


                                         By:        /s/ Craig A. Steinke
                                             -----------------------------------
                                                        Craig A. Steinke
                                             President, Chief Executive Officer
                                                and Chief Financial Officer


                                       Eagle Family Foods, Inc.


                                         By:        /s/ Craig A. Steinke
                                             -----------------------------------
                                                        Craig A. Steinke
                                             President, Chief Executive Officer
                                                and Chief Financial Officer

September 27, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

                 Name                                      Title                            Date
                 ----                                      -----                            ----
         /s/ Craig A. Steinke              Director, President, Chief Executive      September 27, 2002
---------------------------------------    Officer and Chief Financial Officer
             Craig A. Steinke              (principal executive officer and
                                           principal financial and accounting
                                           officer)

       /s/ Andreas T. Hildebrand           Director                                  September 27, 2002
---------------------------------------
           Andreas T. Hildebrand

            /s/ Kewsong Lee                Director                                  September 27, 2002
---------------------------------------
                Kewsong Lee

           /s/ David A. Barr               Director                                  September 27, 2002
---------------------------------------
               David A. Barr

          /s/ Donald W. Torey              Director                                  September 27, 2002
---------------------------------------
              Donald W. Torey

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Eagle Family Foods, Inc. and
Eagle Family Foods Holdings, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of cash flows and changes in stockholder's equity of Eagle Family Foods, Inc. and the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of cash flows and changes in stockholders' equity (deficit) of Eagle Family Foods Holdings, Inc. present fairly, in all material respects, the financial position of Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc. at June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Columbus, Ohio


August 26, 2002

                            EAGLE FAMILY FOODS, INC.
                 Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)

                                                                                         Fifty-Two Week Period Ended
                                                                              June 29, 2002      June 30, 2001      July 1, 2000
                                                                             ---------------   -----------------   ---------------
Net sales, before marketing allowance .....................................  $       171,431   $         220,633   $       224,733
Marketing allowance .......................................................           27,582              35,063            38,568
                                                                             ---------------   -----------------   ---------------
Net sales .................................................................          143,849             185,570           186,165
Cost of goods sold ........................................................           90,147             102,650           111,140
Cost of goods sold, accelerated depreciation ..............................           11,126                  --                --
                                                                             ---------------   -----------------   ---------------
   Cost of goods sold .....................................................          101,273             102,650           111,140
   Gross margin ...........................................................           42,576              82,920            75,025
Distribution expense ......................................................            9,004              12,851            13,098
Marketing expense .........................................................           12,335              20,284            27,071
General and administrative expense ........................................            8,824              13,363            13,580
Amortization of intangibles ...............................................            8,052              11,157            11,156
Gain on sale of product lines, net of reorganization charges ..............          (18,722)                 --                --
Other operating income ....................................................               --                  --            (1,212)
                                                                             ---------------   -----------------   ---------------
   Operating income .......................................................           23,083              25,265            11,332
Interest expense, net .....................................................           20,691              33,200            31,669
                                                                             ---------------   -----------------   ---------------
   Income (loss) before income taxes and cumulative effect
   of accounting change ...................................................            2,392              (7,935)          (20,337)
Income tax benefit (expense) ..............................................          (34,101)              2,862             8,727
                                                                             ---------------   -----------------   ---------------
   Net loss before cumulative effect of accounting change .................          (31,709)             (5,073)          (11,610)
   Cumulative effect of accounting change (net of tax $212) ...............               --                (361)               --
                                                                             ---------------   -----------------   ---------------
   Net loss ...............................................................  $       (31,709)  $          (5,434)  $       (11,610)
                                                                             ===============   =================   ===============
Other comprehensive loss:
   Cash flow hedges -
      Cumulative effect of accounting change
       (net of tax of $741) ...............................................               --               1,262                --
      Change in fair value of financial derivatives
        (net of tax benefit of $568) ......................................               --                (967)               --
      Change in fair value of commodity contracts (net of tax
      benefit of $24) .....................................................              (41)                 --                --
      Reclassification to interest expense
        (net of tax benefit of $124 and $127) .............................             (211)               (215)               --

   Foreign currency translation adjustment ................................              107                 (55)             (213)
                                                                             ---------------   -----------------   ---------------
   Comprehensive loss .....................................................  $       (31,854)  $          (5,409)  $       (11,823)
                                                                             ===============   =================   ===============

    The accompanying notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.
                                 Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                 June 29, 2002       June 30, 2001
                                                                                ----------------   ----------------
                                  Assets
Current assets
   Cash and cash equivalents ................................................   $            892   $          1,064
   Accounts receivable, net .................................................              9,379             14,334
   Inventories ..............................................................             35,491             36,929
   Other current assets .....................................................                605              1,487
                                                                                ----------------   ----------------
     Total current assets ...................................................             46,367             53,814

Property and equipment, net .................................................              8,670             31,014
Note receivable from related party. .........................................                 --                339
Intangibles, net ............................................................            162,837            260,597
Deferred income taxes .......................................................                 --             33,889
Other non-current assets ....................................................              5,168              7,470
Intercompany receivable .....................................................              1,382                423
                                                                                ----------------   ----------------
Total assets ................................................................   $        224,424   $        387,546
                                                                                ================   ================

                   Liabilities and Stockholder's Equity
Current liabilities
   Current portion of long-term debt ........................................   $            936   $            750
   Accounts payable .........................................................              5,825              7,021
   Other accrued liabilities ................................................              7,031              3,954
   Accrued interest .........................................................              5,071              8,508
                                                                                ----------------   ----------------
     Total current liabilities ..............................................             18,863             20,233

Long-term debt ..............................................................            202,852            332,750

Commitments and contingencies (Note 14)

Stockholder's equity
   Common stock, $.01 par value, 250,000 shares authorized, 10,000 shares
     issued and outstanding .................................................                  1                  1
   Additional paid-in capital ...............................................             92,500             92,500
   Accumulated deficit ......................................................            (89,682)           (57,973)
   Accumulated other comprehensive income (loss) ............................               (110)                35
                                                                                ----------------   ----------------
     Total stockholder's equity .............................................              2,709             34,563
                                                                                ----------------   ----------------
Total liabilities and stockholder's equity ..................................   $        224,424   $        387,546
                                                                                ================   ================

    The accompanying notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.
                            Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                                  Fifty-Two Week Period Ended
                                                                                            June 29,      June 30,        July 1,
                                                                                              2002          2001           2000
                                                                                          ------------- ------------- --------------
Cash flows from (used in) operating activities:
   Net loss ..........................................................................   $    (31,709) $     (5,434) $     (11,610)
   Adjustments to reconcile net loss to net cash from (used in) operating activities
     Depreciation and amortization ...................................................         25,549        17,434         18,730
     Amortization of deferred financing costs ........................................          2,878         2,322          1,823
     Deferred taxes ..................................................................         33,889        (3,094)        (8,789)
     Gain on divestiture .............................................................        (18,722)           --             --
     Cumulative effect of accounting change ..........................................             --           361             --
     Loss (gain) on retirement/sale of fixed assets ..................................             (5)           32            (46)
   Net change in assets and liabilities:
     Accounts receivable, net ........................................................          4,955          (462)         6,719
     Inventories .....................................................................         (1,542)       (2,541)         7,977
     Accounts payable ................................................................         (1,196)       (4,942)        (4,055)
     Other assets ....................................................................           (250)         (825)         3,439
     Other liabilities ...............................................................        (11,768)       (4,677)        (3,976)
                                                                                          ------------  ------------  --------------
   Cash from (used in) operating activities ..........................................          2,079        (1,826)        10,212

Cash from (used in) investing activities:
   Capital expenditures ..............................................................           (414)       (3,568)        (7,564)
   Proceeds from the sale of assets ..................................................             41            --             85
   Repayment of notes and interest receivable ........................................             --            --            473
   Proceeds from sale of product lines ...............................................        128,425            --             --
                                                                                          ------------  ------------  --------------
   Cash from (used in) investing activities ..........................................        128,052        (3,568)        (7,006)

Cash (used in) from financing activities:
   Borrowings under revolving credit facility ........................................         64,100        78,900         65,500
   Payments under revolving credit facility ..........................................        (75,500)      (71,900)       (75,500)
   Proceeds from sale of interest rate swap agreements ...............................             --           873             --
   Payments under term loan facility .................................................       (118,312)       (1,000)        (1,000)
   Other financing costs .............................................................           (591)       (1,612)        (1,981)
   Capital contribution ..............................................................             --            --         10,000
                                                                                          ------------  ------------  --------------
   Cash (used in) from financing activities ..........................................       (130,303)        5,261         (2,981)

(Decrease) increase in cash and cash equivalents .....................................           (172)         (133)           225
Cash and cash equivalents at beginning of period .....................................          1,064         1,197            972
                                                                                          ------------  ------------  --------------
Cash and cash equivalents at end of period ...........................................   $        892  $      1,064  $       1,197
                                                                                          ============  ============  ==============
Supplemental disclosure:
   Interest paid .....................................................................   $     21,528  $     31,863  $      29,261
                                                                                          ============  ============  ==============

    The accompanying notes are an integral part of the financial statements.

                            EAGLE FAMILY FOODS, INC.
                  Statements of Changes in Stockholder's Equity
               For the Fifty-Two Week Periods Ended June 29, 2002,
                         June 30, 2001 and July 1, 2000
                             (Dollars in Thousands)

                                                                                                Accumulated
                                                               Additional                          Other
                                                 Common           Paid        Accumulated      Comprehensive
                                                  Stock        in Capital       Deficit        Income (Loss)        Total
                                               ------------   -------------   -------------    ---------------  --------------
Balance, July 3, 1999 ....................... $         1    $     82,500    $    (40,929)    $          223   $      41,795
Net loss ....................................          --              --         (11,610)                --         (11,610)
Capital contribution ........................          --          10,000              --                 --          10,000
Other comprehensive loss:
  Foreign currency translation adjustment ...          --              --              --               (213)           (213)
                                               ------------   -------------   -------------    ---------------  --------------
Balance, July 1, 2000 .......................           1          92,500         (52,539)                10          39,972
Net loss ....................................          --              --          (5,434)                --          (5,434)
Other comprehensive loss:
  Cumulative effect of accounting change ....          --              --              --              1,262           1,262
  Change in fair value of financial
    derivatives .............................          --              --              --               (967)           (967)
  Reclassification to interest expense ......          --              --              --               (215)           (215)
  Foreign currency translation adjustment ...          --              --              --                (55)            (55)
                                               ------------   -------------   -------------    ---------------  --------------
Balance, June 30,2001 .......................           1          92,500         (57,973)                35          34,563
Net loss ....................................          --              --         (31,709)                --         (31,709)
Other comprehensive loss:
  Change in fair value of commodities .......          --              --              --                (41)            (41)
  Recognition of interest income ............          --              --              --               (211)           (211)
  Foreign currency translation adjustment ...          --              --              --                107             107
                                               ------------   -------------   -------------    ---------------  --------------
Balance, June 29,2002 ....................... $         1    $     92,500    $    (89,682)    $         (110)  $       2,709
                                               ============   =============   =============    ===============  ==============

    The accompanying notes are an integral part of the financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
          Consolidated Statements of Operations and Comprehensive Loss
                             (Dollars in Thousands)

                                                                              Fifty-Two Week Period Ended
                                                                      June 29, 2002   June 30, 2001   July 1, 2000
                                                                      -------------- --------------- --------------
Net sales, before marketing allowance ..............................   $   171,431     $   220,633    $   224,733
Marketing allowance ................................................        27,582          35,063         38,568
                                                                       -----------     -----------    -----------
Net sales ..........................................................       143,849         185,570        186,165
Cost of goods sold .................................................        90,147         102,650        111,140
Cost of goods sold, accelerated depreciation .......................        11,126              --             --
                                                                       -----------     -----------    -----------
   Cost of goods sold ..............................................       101,273         102,650        111,140
   Gross margin ....................................................        42,576          82,920         75,025
Distribution expense ...............................................         9,004          12,851         13,098
Marketing expense ..................................................        12,335          20,284         27,071
General and administrative expense .................................         8,794          13,372         13,601
Amortization of intangibles ........................................         8,052          11,157         11,156
Gain on sale of product lines, net of reorganization charges .......       (18,722)             --             --
Other operating income .............................................            --              --         (1,212)
                                                                       -----------     -----------    -----------
   Operating income ................................................        23,113          25,256         11,311
Interest expense, net ..............................................        20,691          33,200         31,669
                                                                       -----------     -----------    -----------
   Income (loss) before income taxes and cumulative effect of
   accounting change ...............................................         2,422          (7,944)       (20,358)
Income tax benefit (expense) .......................................       (34,101)          2,862          8,727
                                                                       -----------     -----------    -----------
Net loss before cumulative effect of accounting change .............       (31,679)         (5,082)       (11,631)
Cumulative effect of accounting change (net of tax of $212 ) .......            --            (361)            --
                                                                       -----------     -----------    -----------
   Net loss ........................................................   $   (31,679)    $    (5,443)   $   (11,631)
                                                                       ===========     ===========    ===========
Other comprehensive loss:
   Cash flow hedges -
      Cumulative effect of accounting change
        (net of tax of $741) .......................................            --           1,262             --
      Change in fair value of financial derivatives
        (net of tax benefit of $568) ...............................            --            (967)            --
      Change in fair value of commodity contracts (net of tax
        benefit of $24) ............................................           (41)             --             --
      Reclassification to interest expense
        (net of tax benefit of $124 and $127) ......................          (211)           (215)            --
   Foreign currency translation adjustment .........................           107             (55)          (213)
                                                                       -----------     -----------    -----------
   Comprehensive loss ..............................................   $   (31,824)    $    (5,418)   $   (11,844)
                                                                       ===========     ===========    ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
                           Consolidated Balance Sheets
                    (Dollars in Thousands Except Share Data)

                                                                                 June 29, 2002     June 30, 2001
                                                                                ---------------   ---------------
                                       Assets
Current assets
   Cash and cash equivalents .................................................     $     892         $   1,064
   Accounts receivable, net ..................................................         9,379            14,334
   Inventories ...............................................................        35,491            36,929
   Other current assets ......................................................           605             1,487
                                                                                   ---------         ---------
     Total current assets ....................................................        46,367            53,814

Property and equipment, net ..................................................         8,670            31,014
Intangibles, net .............................................................       162,837           260,597
Deferred income taxes ........................................................            --            33,889
Other non-current assets .....................................................         5,168             7,470
                                                                                   ---------         ---------
Total assets .................................................................     $ 223,042         $ 386,784
                                                                                   =========         =========

                        Liabilities and Stockholders' Deficit
Current liabilities
   Current portion of long-term debt .........................................     $     936         $     750
   Accounts payable ..........................................................         5,825             7,021
   Other accrued liabilities .................................................         7,031             3,954
   Accrued interest ..........................................................         5,071             8,508
                                                                                   ---------         ---------
     Total current liabilities ...............................................        18,863            20,233

Long-term debt ...............................................................       202,852           332,750

Commitments and contingencies (Note 14)

Redeemable preferred stock, 1,000,000 shares authorized:
   Series A preferred stock, $100 stated value, 816,750 shares issued and
     outstanding at redemption value .........................................       125,555           114,162
   Treasury stock, 10,962 and 3,438 shares respectively at cost ..............        (1,382)             (423)
   Subscription receivable ...................................................            --              (333)
                                                                                   ---------         ---------
                                                                                     124,173           113,406
   Series B preferred stock, $100,000 stated value, 99 shares issued and
     outstanding at redemption value .........................................        12,956            11,757
                                                                                   ---------         ---------
     Total redeemable preferred stock ........................................       137,129           125,163

Stockholders' deficit
   Common stock $0.01 par value, 1,200,000 shares authorized, 1,002,582
   and 1,116,704 issued and outstanding, respectively ........................            10                11
   Additional paid-in capital ................................................           958             1,001
   Accumulated deficit .......................................................      (136,660)          (92,388)
   Accumulated other comprehensive income (loss) .............................          (110)               35
   Other .....................................................................            --               (21)
                                                                                   ---------         ---------
     Total stockholders' deficit .............................................      (135,802)          (91,362)
                                                                                   ---------         ---------
Total liabilities and stockholders' deficit ..................................     $ 223,042         $ 386,784
                                                                                   =========         =========


    The accompanying notes are an integral part of the consolidated financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                                Fifty-Two Week Period Ended
                                                                                        June 29, 2002   June 30, 2001  July 1, 2000
                                                                                        -------------   -------------  ------------
Cash flows from (used in) operating activities:
   Net loss ..........................................................................  $     (31,679)  $      (5,443) $    (11,631)
   Adjustments to reconcile net loss to net cash from (used in) operating activities
     Depreciation and amortization ...................................................         25,519          17,443        18,752
     Amortization of deferred financing costs ........................................          2,878           2,322         1,823
     Deferred taxes ..................................................................         33,889          (3,094)       (8,789)
     Cumulative effect of accounting  change .........................................             --             361            --
     Gain on divestiture .............................................................        (18,722)             --            --
     Loss (gain) on retirement/sale of fixed assets ..................................             (5)             32           (46)
   Net change in assets and liabilities:
     Accounts receivable, net ........................................................          4,955            (462)        6,719
     Inventories .....................................................................         (1,542)         (2,541)        7,977
     Accounts payable ................................................................         (1,196)         (4,942)       (4,055)
     Other assets ....................................................................            716            (825)        3,861
     Other liabilities ...............................................................        (11,768)         (4,677)       (3,976)
                                                                                        -------------   -------------  ------------
   Cash from (used in) operating activities ..........................................          3,045          (1,826)       10,635

Cash from (used in) investing activities:
   Capital expenditures ..............................................................           (414)         (3,568)       (7,564)
   Proceeds from the sale of assets ..................................................             41              --            85
   Repayment of notes and interest receivable ........................................             --              --           473
   Proceeds from sale of product lines ...............................................        128,425              --            --
                                                                                        -------------   -------------  ------------
   Cash from (used in) investing activities ..........................................        128,052          (3,568)       (7,006)

Cash (used in) from financing activities:
   Borrowings under revolving credit facility ........................................         64,100          78,900        65,500
   Payments under revolving credit facility ..........................................        (75,500)        (71,900)      (75,500)
   Proceeds from sale of interest rate swap agreements ...............................             --             873            --
   Payments under term loan facility .................................................       (118,312)         (1,000)       (1,000)
   Other financing costs .............................................................           (591)         (1,612)       (1,981)
   Purchase of Series A Preferred Stock ..............................................           (966)             --          (423)
   Issuance of Series B Preferred Stock and Common Stock .............................             --              --        10,000
                                                                                        -------------   -------------  ------------
   Cash (used in) from financing activities ..........................................       (131,269)          5,261        (3,404)

(Decrease) increase in cash and cash equivalents .....................................           (172)           (133)          225
Cash and cash equivalents at beginning of period .....................................          1,064           1,197           972
                                                                                        -------------   -------------  ------------
Cash and cash equivalents at end of period ...........................................  $         892   $       1,064  $      1,197
                                                                                        =============   =============  ============

Supplemental disclosure:
   Interest paid .....................................................................  $      21,528   $      31,863  $     29,261
                                                                                        =============   =============  ============
   Non-cash activities, including dividends accrued on redeemable preferred stock ....  $      12,593   $      11,636  $     10,360
                                                                                        =============   =============  ============

    The accompanying notes are an integral part of the consolidated financial statements.

                        EAGLE FAMILY FOODS HOLDINGS, INC.
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
               For the Fifty-Two Week Periods Ended June 29, 2002,
                         June 30, 2001 and July 1, 2000
                             (Dollars in Thousands)

                                                                                          Accumulated
                                                            Additional                       Other
                                              Common           Paid      Accumulated     Comprehensive
                                               Stock        In Capital     Deficit           Income          Other        Total
                                             ----------    ------------ --------------   --------------   -----------  ------------
Balance, July 3, 1999 ...................... $       10    $        966 $      (53,318)  $          223   $      (116) $    (52,235)
Net loss ...................................         --              --        (11,631)              --            --       (11,631)
Preferred stock dividend ...................         --              --        (10,360)              --            --       (10,360)
Subscription receivable:
  Interest Income ..........................         --              --             --               --            (5)           (5)
Infusion of capital ........................          1              99             --               --            --           100
Cancellation of restricted common stock
  grants ...................................         --             (64)            --               --            64            --
Payment on subscription receivable .........         --              --             --               --             9             9
Amortization of unearned compensation ......         --              --             --               --            21            21
Other comprehensive loss:
  Foreign currency translation adjustment ..         --              --             --             (213)           --          (213)
                                             ----------    ------------ --------------   --------------   -----------  ------------
Balance, July 1, 2000 ......................         11           1,001        (75,309)              10           (27)      (74,314)
Net loss ...................................         --              --         (5,443)              --            --        (5,443)
Preferred stock dividend ...................         --              --        (11,636)              --            --       (11,636)
Subscription receivable:
  Interest Income ..........................         --              --             --               --            (3)           (3)
Amortization of unearned compensation ......         --              --             --               --             9             9
Other comprehensive loss:
  Cumulative effect of accounting change ...         --              --             --            1,262                       1,262
  Change in fair value of financial
    derivatives ............................         --              --             --             (967)           --          (967)
  Reclassification to interest expense .....         --              --             --             (215)           --          (215)
  Foreign currency translation adjustment ..         --              --             --              (55)           --           (55)
                                             ----------    ------------ --------------   --------------   -----------  ------------
Balance, June 30, 2001 .....................         11           1,001        (92,388)              35           (21)      (91,362)
Net loss ...................................         --              --        (31,679)              --            --       (31,679)
Preferred stock dividend ...................         --              --        (12,593)              --            --       (12,593)
Subscription receivable:
  Interest income ..........................         --              --             --               --            (1)           (1)
  Repayment of subscription receivable .....         --              --             --               --             7             7
  Termination of restricted common
    stock ..................................         (1)            (43)            --               --             1           (43)
Amortization of unearned compensation ......         --              --             --               --            14            14
Other comprehensive loss:
  Change in fair value of commodities ......         --              --             --              (41)           --           (41)
  Recognition of interest income ...........         --              --             --             (211)           --          (211)
  Foreign currency translation adjustment ..         --              --             --              107            --           107
                                             ----------    ------------ --------------   --------------   -----------  ------------
Balance, June 29, 2002 ..................... $       10    $        958 $     (136,660)  $         (110)  $        --  $   (135,802)
                                             ==========    ============ ==============   ==============   ===========  ============

 The accompanying notes are an integral part of the consolidated financial statements.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                        Notes to the Financial Statements

1. Basis of Presentation:

     The accompanying financial statements as of June 29, 2002 and June 30, 2001 and for the fifty-two week periods ended June 29, 2002, June 30, 2001 and July 1, 2000 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. ("Eagle") and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the "Company", unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation. Eagle's and Holdings' fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends.

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

     The acquisition was reflected in the financial statements using the purchase method of accounting. The purchase price was allocated to the assets of Eagle based on their fair values. The fair values of assets were determined based on independent appraisals and management estimates.

     Eagle operates in a single segment that manufactures and markets a portfolio of leading dry-grocery food products with widely recognized and established brands in the United States. The Company also has limited sales and manufacturing in Canada. The Company's portfolio of products includes Eagle Brand sweetened condensed milk, None Such mincemeat pie filling, Cremora powdered non-dairy creamer, Kava acid-neutralized coffee and Borden eggnog, and through September 19, 2001 included ReaLemon and ReaLime lemon and lime juice from concentrate.

2. Summary of Significant Accounting Policies:

   Revenue Recognition

     Revenues are recognized when title, ownership and risk of loss transfers to the customer. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. In the fourth quarter of fiscal year 2001, the Company changed its method of accounting for revenue, as clarified in the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101. The Company recorded a cumulative effect from this accounting change of $361,000, net of tax of $212,000.

   Research and Development

     Research and development costs are charged to general and administrative expense when incurred. Research and development costs amounted to $629,000, $1,510,000 and $1,718,000 for the periods ended June 29, 2002, June 30, 2001 and
July 1, 2000.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

   Advertising and Promotion

     The Company advertises its products through national and regional media, and through cooperative advertising programs with retailers. Certain products are also promoted with direct consumer rebate programs. The Company's customers may also be offered pre-season stocking and in-store promotional allowances.

     Production costs of future media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. All other advertising and promotion costs are expensed ratably to interim periods in relation to revenues. Amounts paid to or credited to customers for promotional activities are classified as a reduction of net sales. Advertising and promotional expenses were $30,830,000, $39,877,000 and $49,002,000 for the periods ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

   Cash and Cash Equivalents

     The Company considers liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents.

   Inventories

     Inventories are stated at the lower of cost or market, with cost of goods sold being determined using the first-in, first-out method.

   Slotting Allowance

     The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months. Slotting expense was $392,000, $567,000 and $3,463,000 for the periods ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

   Property and Equipment

     Property and equipment is stated at cost. Depreciation of property and equipment is calculated for financial reporting purposes on a straight-line method using estimated service lives ranging principally from 8-20 years for buildings and improvements and 3-10 years for other property and equipment. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized.

   Capitalized Software Development Costs

     Certain external costs and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software costs were $9,063,000 at June 29, 2002 and June 30, 2001, and had a net book value of $2,996,000 and $4,834,000 at June 29, 2002 and June 30, 2001, respectively.

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

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

   Impairment

     Long-lived assets including goodwill and tradenames are reviewed for impairment whenever events or changes indicate that full recoverability is questionable. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows.

   Other Non-current Assets

     Other non-current assets at June 29, 2002 and June 30, 2001 consisted primarily of net deferred financing costs amounting to approximately $5,160,000 and $7,447,000, respectively. Such costs are amortized over the term of the related debt using the interest method.

   Start up Costs

     Costs for start up activities are expensed as incurred.

   Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards of $33.2 million as of June 29, 2002.

    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingent assets, liabilities, revenue and expenses as well as assets and liabilities. Actual results may differ from those estimates.

   Foreign Currency Translation

     All assets and liabilities of Canadian operations are translated into U.S. dollars using the rate at the end of the fiscal period. Income and expense items are translated at average exchange rates prevailing during the fiscal period. Foreign currency assets, liabilities, income and expenses were not significant to the Company's financial position, results of operations and cash flows.

   Fair Value of Financial Instruments

     The carrying value of cash equivalents, accounts receivable and accounts payable as stated on the balance sheets approximate their fair market values because of their short maturities. The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's derivatives is estimated based on dealer quotes for those instruments.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

   Derivative Instruments and Hedging

     In July 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge (fair value or cash flow), changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The amount of the hedged item is expected to be recorded to earnings within twelve months. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company's current financial derivatives are treated as cash flow hedges.

     The adoption of the pronouncement resulted in an adjustment to accumulated other comprehensive income of $1,262,000, net of tax, for the fair value of the interest rate swap agreement. On November 9, 2000, the Company sold its interest rate swap positions for fair market gains of $873,000. Pursuant to SFAS 133, the gains on the interest rate swap agreements will remain in other comprehensive income and be reclassified as interest expense over the original terms of the interest rate swap agreements. The interest income in other comprehensive loss as of December 30, 2000 will be amortized through the period ending December 31, 2002.

     As of June 29, 2002, the Company had purchased 133 milk futures contracts, which will settle during various months through March 2003, at a cost of $3.7 million and a current market value of $4.2 million, or an aggregate market loss of $0.5 million. The aggregate market value will increase or decrease based on the future milk prices activities.

   Environmental

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

   Recently Issued Accounting Statements

     In June 2001, the FASB issued SFAS No. 141. The statement requires all business combinations to be accounted for under the purchase method and establishes criteria for the separate recognition of intangible assets acquired in a business combination. The provisions of this pronouncement will apply to any business combinations completed after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. The statement provides that goodwill and indefinite life intangible assets be tested for impairment annually, not amortized over a specified life. The Company's results do not include any charges for any potential adjustments in the carrying amount of goodwill and other intangible assets that may be recorded in connection with the initial adoption of this pronouncement. Based on the initial impairment evaluation using a royalty savings methodology and discounted cash flows, the Company expects to record a charge of $43,700,000 (unaudited) against tradenames and $14,400,000 (unaudited) against goodwill during the first quarter of fiscal year 2003 as a cumulative effect of an accounting change. The Company's annual amortization charge will be reduced by an estimated $11.2 million (unaudited) in fiscal year 2003.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

     In June 2001, the FASB issued SFAS No. 143. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

     In October 2001, the FASB issued SFAS No. 144. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB 30. SFAS 144 develops an accounting model (based on the model in SFAS 121) for disposal of long-lived assets. This model requires that long-lived assets that are to be disposed of be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter of fiscal year 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial condition.

     In April 2002, the FASB issued SFAS No. 145 with an adoption date of fiscal years beginning after May 15, 2002. This pronouncement rescinds the aforementioned Statements and amends SFAS No. 13 and other various authoritative pronouncements to clarify, correct technically or describe applicability under changed conditions. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial condition.

     In July 2002, the FASB issued SFAS No. 146. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company will adopt this pronouncement for activities after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial condition.

3. Divestiture and restructuring activities:

     On September 19, 2001, the Company sold to Mott's Inc. and Cadbury Beverages Delaware, Inc. the Company's business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets, including inventory and the manufacturing facility in Waterloo, New York (the "ReaLemon Sale") for $128,425,000. The Company recognized a gain of $18,722,000 on the ReaLemon Sale, net of reorganization and transition charges of $4,769,000.

     In connection with the ReaLemon Sale, the Company committed to a plan ("Plan") to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees, including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of corporate and research and development offices. The Company completed the tactical actions of the Plan. Costs expensed to date during the period ended June 29, 2002 related to the Plan and classified as part of the "Gain on sale of product lines, net of reorganization charges" on the Consolidated Statement of Operations and Comprehensive Loss included $3,942,000 severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs. The remaining cash requirements of the Plan as of June 29, 2002 are expected to total approximately $1,856,000 and are expected to be paid by November 30, 2002.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

      The selected consolidated results of operations excluding the results of operations for the ReaLemon and ReaLime product lines on a pro forma basis for the thirteen-week periods and the fifty-two week periods ended June 29, 2002 and June 30, 2001 were (in thousands and unaudited):

                                                Thirteen Week Period Ended       Fifty-Two Week Period Ended
                                                --------------------------       ---------------------------
                                                  June 29,       June 30,          June 29,        June 30,
                                                    2002           2001              2002            2001
                                                ------------    ----------       ------------     ----------
       Net sales ............................    $  22,402      $  22,723          $  132,319      $ 129,859
       Gross margin .........................    $   1,829      $   6,826          $   36,276      $  51,725
       Operating Income .....................    $  (6,127)     $  (2,525)         $      776      $   8,491

      The results of operations of Eagle are substantially consistent with that of the consolidated results of operations of Holdings.

4. Inventories:

      Inventories are stated at lower of cost or market and at June 29, 2002 and June 30, 2001 consisted of the following (in thousands):

                                                  June 29, 2002  June 30, 2001
                                                  -------------  -------------
               Finished goods ..................  $      33,915  $      34,033
               Raw material ....................          1,576          2,896
                                                  -------------  -------------
                   Total inventories ...........  $      35,491  $      36,929
                                                  =============  =============

5. Property and Equipment:

      Property and equipment is recorded at cost and consisted of the following (in thousands):

                                                    June 29, 2002  June 30, 2001
                                                    -------------  -------------
              Land ...............................     $      390    $      470
              Buildings and improvements .........          6,996         9,174
              Machinery and equipment ............         21,965        27,663
              Computers ..........................         10,996        11,862
              Construction in progress ...........            110           351
                                                       ----------    ----------
                  Total property and equipment ...         40,457        49,520
              Accumulated depreciation ...........        (31,787)      (18,506)
                                                       ----------    ----------
                  Net property and equipment .....     $    8,670    $   31,014
                                                       ==========    ==========

      The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that result in an acceleration of depreciation. The Company recorded a charge for accelerated depreciation related to long-lived assets that will be taken out of service before the end of their normal service period due to the Plan. The useful lives of assets related to the strategic initiatives were shortened, resulting in incremental depreciation expense totaling $11,126,000 (unaudited) for fiscal year 2002.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

6. Intangible Assets:

      Intangible assets are amortized on a straight-line basis over their estimated useful lives and consisted of the following (in thousands):

                                                                                        Estimated Useful
                                                         June 29, 2002   June 30, 2001       Lives
                                                         -------------   -------------  ----------------
              Tradenames ..............................  $      91,000   $     141,000      40 years
              Goodwill ................................         90,116         136,664      40 years
              Covenant not to compete .................         13,847          21,000       5 years
                                                         -------------   -------------
                 Total intangible assets ..............        194,963         298,664
              Accumulated amortization ................        (32,126)        (38,067)
                                                         -------------   -------------
                 Net intangible assets ................  $     162,837   $     260,597
                                                         =============   =============

7. Debt:

      Debt consisted of the following (in thousands):

                                                                           June 29, 2002  June 30, 2001
                                                                           -------------  --------------
        Term loan facility due December 31, 2005 ......................    $      53,188  $      171,500
        Senior subordinated notes due January 15, 2008 ................          115,000         115,000
        Revolving credit facility due December 31, 2004 ...............           35,000          46,000
        Revolving credit facility swingline loan due December 31,
          2004 ........................................................              600           1,000
                                                                           -------------  --------------
            Total debt ................................................          203,788         333,500
        Less: current portion of long-term debt .......................             (936)           (750)
                                                                           -------------  --------------
           Long-term debt .............................................    $     202,852  $      332,750
                                                                           =============  ==============

   Senior Credit Facilities

      The Company is the borrower under a credit agreement, dated as of January 23, 1998, as amended (the "Senior Credit Facilities"), which consists of (i) a $60 million seven-year revolving credit facility, including a $10.0 million swingline loan (the "Revolving Credit Facility") and (ii) a $175 million eight-year term loan (the "Term Loan Facility"). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

      The Senior Credit Facilities contain financial covenants, which require the Company to meet certain financial tests including debt coverage, interest expense coverage and capital expenditure requirements. The Senior Credit Facilities also contain covenants including limitations on additional indebtedness, liens, asset sales, capital expenditures, sale and leaseback transactions, dividends, loans and investments, modification of material agreements, transactions with affiliates, acquisitions, mergers and consolidations and prepayment of subordinated indebtedness. The Senior Credit Facilities agreement provides that neither Holdings or Eagle will, nor will they permit any subsidiary of Eagle to, declare or make, or agree to pay or make, directly or indirectly, any dividend and certain other distributions and payments, except primarily (i) Holdings may declare and pay dividends with respect to its capital stock payable solely in additional shares of its capital stock (other than redeemable preferred stock) and (ii) subsidiaries of Eagle may declare and pay dividends ratable with respect to their capital stock. The Senior Credit Facilities agreement also requires the Company to pledge assets acquired after the acquisition closing, including stock of after-acquired or formed subsidiaries, to deliver guarantees by wholly owned domestic subsidiaries and to maintain insurance. The Senior Credit Facilities contain customary events of default, including certain changes of control of the Company.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

      The Company amended its Senior Credit Facilities pursuant to an amendment dated August 10, 2001 (the "Amendment") which became effective as of the completion of the ReaLemon Sale. Pursuant to the Admendment, the Company received consent from the lenders for the ReaLemon Sale, and the lenders waived compliance with certain coverage ratio financial covenants for periods commencing on and including September 29, 2001 and ending on and including December 28, 2002. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on and including December 1 of any year and ending on and including March 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization.

      The interest rate on the Term Loan Facility, as amended, is LIBOR plus 4.00%. The interest rate on the Revolving Credit Facility, as amended, is LIBOR plus 4.00% with the swingline loan portion bearing interest at Prime plus 3.00%.

      The obligations of Eagle under the Senior Credit Facilities are collateralized by (i) 100% of the capital stock of the Company and each of its subsidiaries and (ii) a first priority collateral interest in substantially all assets and properties of the Company and its future domestic subsidiaries. The fair market value of the senior credit facilities at June 29, 2002 approximates the carrying value.

      As of June 29, 2002, the Company had a $500,000 letter of credit outstanding under the Revolving Credit Facility as required as an insurance guarantee on a milk surety bond.

   Senior Subordinated Notes

      The Company's senior subordinated notes (the "Notes") are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $87.4 million and $66.1 million at June 29, 2002 and June 30, 2001, respectively.

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

      On April 16, 1998, Eagle and Holdings filed a Registration Statement on Form S-4 to offer to exchange (the "Exchange Offer") up to $115 million of its 8.75% Series B Senior Subordinated Notes due 2008 (the "Exchange Notes") for up to $115 million of its outstanding Notes.

      Upon consummation of the Exchange Offer, the terms of the Exchange Notes were substantially identical in all respects to the term of the Notes. The Exchange Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by Holdings and all future Domestic Subsidiaries.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

      Annual principal payments for the next five fiscal years and thereafter consist of the following (in thousands):

                    2003 ................................    $     936
                    2004 ................................        8,578
                    2005 ................................       60,556
                    2006 ................................       18,718
                    2007 ................................           --
                    Thereafter ..........................      115,000
                                                             ---------
                                                             $ 203,788
                                                             =========

8. Income Taxes:

      The Company accounts for income taxes in accordance with SFAS No. 109, which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109, which requires the recording of a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, the Company recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards of $33.2 million as of June 29, 2002.

      In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company has experienced pretax losses over the past three years, excluding the gain in fiscal year 2002 on the ReaLemon Sale. Management continues to see lower industry market values in the current economic environment which could affect the tax planning strategies available to the Company. As a result of these factors, the Company recorded a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

      In determining the amount of the deferred tax asset valuation allowance, the Company estimated the current tax deductibility of certain costs and charges, and evaluated the fair market value of the Company in comparison to the tax value. These estimates are subject to change. Any differences between these current estimates and actual values determined at a future date will result in a change to the valuation allowance and will be recorded at that date.

      A comparative analysis of the Company's (expense) benefit for income taxes from earnings before income taxes and cumulative effect of accounting change consisted of the following (in thousands):

                                            June 29, 2002   June 30, 2001  July 1, 2000
                                            -------------   -------------  ------------
             Federal .....................  $        (824)  $       2,721  $      6,229
             State .......................           (110)            141         2,498
             Valuation allowance .........        (33,167)             --            --
                                             ------------   -------------  ------------
                                            $     (34,101)  $       2,862  $      8,727
                                             ============   =============  ============

      At June 29, 2002, the Company had $89.4 million of accumulated net operating losses for financial statement purposes and $79.7 million of accumulated net operating loss carryforwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2018. During the period ended July 1, 2000, the Company revised

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

its previous estimates for state net operating loss carryforwards and recorded an accumulated tax benefit for state net operating loss carryforwards of $1.7 million. The Company's net operating loss carryforwards for foreign purposes are not material.

      Reconciliation of the differences between income taxes computed at Federal statutory rates and the consolidated (expense) benefit for income taxes on earnings before income taxes and cumulative effect of accounting change are as follows (in thousands):

                                                              June 29,  June 30,  July 1,
                                                                2002      2001     2000
                                                              --------  --------  -------
               Income tax (expense) benefit computed at
                 the Federal statutory tax rate ............  $   (848) $  2,781  $ 7,125
               State tax (expense) benefit, net of Federal
                  tax benefits .............................       (86)       92    1,602
               Other .......................................        --       (11)      --
               Valuation allowance .........................   (33,167)       --       --
                                                              --------  --------  -------
                                                              $(34,101) $  2,862  $ 8,727
                                                              ========  ========  =======

      Deferred tax assets and liabilities consisted of the following (in thousands):

                                                              June 29,  June 30,  July 1,
                                                                2002      2001     2000
                                                              --------  --------  -------
               Net operating loss carryforward .............  $ 29,470  $ 34,095  $25,855
               Intangible assets ...........................      (989)     (196)   3,108
               Property, plant and equipment ...............     2,052    (2,478)  (1,677)
               All other assets ............................     2,772     2,851    3,813
               All other liabilities .......................      (138)     (383)    (304)
               Valuation allowance .........................   (33,167)       --       --
                                                              --------  --------  -------
                  Net deferred tax asset ...................  $     --  $ 33,889  $30,795
                                                              ========  ========  =======

9.  Supplemental Information:

     Other accrued liabilities consisted of the following (in thousands):


                                                              June 29,  June 30,
                                                                2002      2001
                                                              --------  --------
           Other accrued liabilities:
                Customer allowances ........................  $  2,463  $  1,271
                Divestiture reserve ........................     1,854        --
                Coupon accrual .............................       656       740
                Broker commissions .........................       592       865
                Compensation and related accruals ..........       916       592
                Other ......................................       550       486
                                                              --------  --------
                   Total other accrued liabilities .........  $  7,031  $  3,954
                                                              ========  ========

10. Other Within Holdings' Stockholders' Deficit:

      At June 30, 2001, other within Holdings' Stockholders' Deficit consisted of unearned compensation of $15,000 and subscription receivables of $6,000.

11. Redeemable Preferred Stock:

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

      Together, the Preferred Stock ranks as to dividends and on liquidation on parity. The Preferred Stock provides for preferential cumulative dividends at the rate of 10% per share per annum of the Stated Value for each series of Preferred Stock. Dividends are payable as declared by the Holdings Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the "Common Stock"). In the event of liquidation, dissolution or winding up, the holders of shares of Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Preferred Stock. Holders of Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Preferred Stock is required to amend, alter or repeal the preferences, special rights or other powers of the Preferred Stock. The Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value for each series of Preferred Stock plus all dividends accrued and unpaid there upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings' outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

      Cumulative accrued dividends totaled $46,936,000 and $34,343,000 at June 29, 2002 and June 30, 2001, respectively. They are classified with Redeemable Preferred Stock in the consolidated balance sheet of Holdings.

12. Stockholders and Registration Rights Agreements:

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

13. Stock Subscription Agreement:

     On September 27, 1999, GEI and Warburg subscribed to purchase a total of 99 shares of Series B Preferred Stock at $100,000 per share and a total of 100,000 shares of Common Stock at $1 per share with accompanying Warrants to purchase up to 22,013 additional shares of Common Stock. The Warrants may be exercised for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and only upon failure of the Company to achieve certain financial targets for the fiscal year 2000. The Warrants would have automatically terminated if the Company had achieved certain financial targets for fiscal year 2000.

     The Company did not meet the financial targets for fiscal year 2000. Therefore, pursuant to the terms of the Warrants, the Warrants are currently exercisable and expire on September 27, 2004. Holdings received $10.0 million in exchange for these securities. Upon completion of the issuance of the Warrants, Holdings made a $10.0 million capital contribution to Eagle.

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

      Upon the separations of certain executive officers during fiscal year 2002 and pursuant to their employment agreement, the Company purchased into treasury 7,524 shares of Series A Preferred Stock for a value of $966,000. During fiscal year 2000, upon the separation of an executive officer and pursuant to a separation agreement, the Company purchased into treasury 3,438 shares of Series A Preferred Stock for a value of $423,000.

      Secured recourse promissory notes between the Company and two executives were satisfied (i) in partial satisfaction of $200,000 principal and interest in fiscal year 1999 by Mr. Lynch, (ii) in satisfaction of the remaining principal and interest in fiscal year 2000 by Mr. Lynch, and (iii) in satisfaction of principal and interest in fiscal year 2002 by Mr. Nugent by transferring 2,475 shares of Series A Preferred Stock (included in the 7,524 treasury shares referenced above) to the Company.

14. Commitments and Contingencies:

      Commitments. The Company may enter into long-term contracts for the purchase of certain raw materials. Minimum purchase commitments, at current prices, were approximately and $3.9 million and $13.1 million at June 29, 2002 and June 30, 2001, respectively.

      The Company leases buildings and equipment under various noncancellable operating lease agreements for periods of one to five years. The lease agreements generally provide that the Company pays taxes, insurance and maintenance expenses related to the leased assets. Rent expense for the periods ended June 29, 2002, June 30, 2001 and July 1, 2000 totaled $1,257,000,
$1,065,000 and $888,000, respectively.

      At June 29, 2002, future minimum lease payments were as follows (in thousands):

                2003 .....................................   $     550
                2004 .....................................         344
                2005 .....................................          45
                2006 and beyond ..........................          14
                                                             ---------
                Total minimum lease payments .............   $     953
                                                             =========

      Employment Agreements. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions.

15. Stock Options and Restricted Stock:

      On January 14, 1998, Holdings' Board of Directors adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options, non-qualified stock options, and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Board of Directors. As amended on January 5, 2000, a total of 206,150 shares of common stock may be awarded under the Plan, subject to certain adjustments reflecting changes in Holdings' capitalization.

      Grants of options and the periods during which such options can be exercised, and grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of a committee. As of June 29, 2002, the committee has not granted any stock options.

      The committee has granted and issued shares of restricted stock to Holdings' officers and other key employees. Holders of the restricted stock are not entitled to (i) receive dividends until such shares vest or (ii) vote their respective shares during the restricted period. The restricted stock vests in installments of 20% per year on each of the first five anniversaries of the issue date, provided that the recipient is employed by Holdings as of each such

                            EAGLE FAMILY FOODS, INC.
                        EAGLE FAMILY FOODS HOLDINGS, INC.
                  Notes to the Financial Statements - continued

date. Additionally, the sale, transfer, pledge, exchange or disposal of restricted shares during the restricted period is not permitted except as otherwise allowed by the Holdings' Stockholders Agreement.

      A summary of restricted stock transactions for the fiscal years 2001 and 2002 is as follows:

                                                                   Fair Market
                                                       Shares of      Value
                                                      Restricted   at Issuance
                                                         Stock         Date
                                                      ----------   -----------
             Outstanding at July 1, 2000 ..........      138,559   $    86,584
                Granted ...........................       53,145           531
                                                      ----------   -----------
             Outstanding at June 30, 2001 .........      191,704        87,115
                Cancelled .........................     (106,522)      (44,156)
                                                      ----------   -----------
             Outstanding at June 29, 2002 .........       85,182   $    42,959
                                                      ==========   ===========

     Unearned compensation is charged for the fair value of the restricted shares granted and issued in accordance with the Plan. The unearned compensation is shown as a reduction of stockholders' deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

16. Retirement Plan:

      The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees' annual compensation. The costs of this plan were $373,000, $675,000 and $476,000 for the periods ended June 29, 2002, June 30, 2001 and July 1, 2000, respectively.

17. Intercompany Receivable:

      Eagle lent Holdings, in the aggregate, $1,382,000 as a non-interest bearing loan to purchase into treasury certain shares of Series A Preferred Stock from certain former executives pursuant to their employment agreements.

18. Other Information:

      The Company was advised by GEI and Warburg, Holdings' principal stockholders, that as of September 27, 2002, each owned $14,000,000 in aggregate principal amount of Notes.

19. Recent Developments:

      On September 13, 2002, the Company announced its intent to close down the powdered non-dairy creamer manufacturing plant in Chester, South Carolina in late November 2002. Future production will be sourced from a third party manufacturer under a long-term co-pack agreement The third-party manufacturer has significantly larger powdered non-dairy creamer plants and has agreed to produce the Company's powdered non-dairy creamer requirements at a lower cost than the Company's current cost of production. Closure costs including benefits and severance for the 79 employees are being assessed and will be recorded in fiscal year 2003, when the measurement date has occurred.