Form 10-Q
period 2002-09-28
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2002-11-08
CIK 1054040, 1059761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers 333-50305 and 333-50305-01

Eagle Family Foods Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3983598
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eagle Family Foods, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3982757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

735 Taylor Road, Suite 200 Gahanna, OH (Address of principal executive offices)	43230 (Zip Code)

Registrants’ telephone number, including area code: (614) 501-4200

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒            No  ☐

As of November 8, 2002, there were 1,002,582 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Part I—Financial Information
Item 1. Financial Statements	Page

Eagle Family Foods, Inc.
Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income (Loss) for the thirteen week periods ended September 28, 2002 and September 29, 2001	3

Eagle Family Foods, Inc. Balance Sheets as of September 28, 2002 and June 29, 2002	4

Eagle Family Foods, Inc. Statements of Cash Flows for the thirteen week periods ended September 28, 2002 and September 29, 2001	5

Eagle Family Foods, Inc. Statement of Changes in Stockholder’s (Deficit) Equity for the thirteen week period ended September 28, 2002	6

Eagle Family Foods Holdings, Inc.

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen week periods ended September 28, 2002 and September 29, 2001	7

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of September 28, 2002 and June 29, 2002	8

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirteen week periods ended September 28, 2002 and September 29, 2001	9

Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders’ Deficit for the thirteen week period ended September 28, 2002	10

Notes to the Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

Part II—Other Information

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

EAGLE FAMILY FOODS, INC.
Statements of Operations and Comprehensive Income (Loss)
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	September 28, 2002	September 29, 2001
Net sales, before marketing allowance	$36,378	$48,208
Marketing allowance	6,475	7,012

Net sales	29,903	41,196
Cost of goods sold	19,016	23,837

Gross margin	10,887	17,359
Distribution expense	1,953	3,164
Marketing expense	2,508	3,314
General and administrative expense	1,881	2,730
Amortization of intangibles	711	2,523
Gain on sale of product lines, net of reorganization charges	—	(18,722)

Operating income	3,834	24,350
Interest expense, net	4,198	7,372

Income (loss) before income taxes and cumulative effect of accounting change	(364)	16,978
Income tax expense	12	6,311

Net income (loss) before cumulative effect of accounting change	(376)	10,667
Cumulative effect of accounting change	56,614	—

Net income (loss)	$(56,990)	$10,667

Other comprehensive income (loss):
Change in fair value of commodity contracts (net of tax expense of $40)	68	—
Reclassification to interest expense (net of tax benefit of $33 and $29)	(56)	(50)
Foreign translation adjustment	(28)	(14)

Comprehensive income (loss)	$(57,006)	$10,603

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.
Balance Sheets
(Dollars in Thousands Except Share Data)

	September 28, 2002	June 29, 2002
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,786	$892
Accounts receivable, net	12,632	9,379
Inventories	34,441	35,491
Other current assets	854	605

Total current assets	49,713	46,367
Property and equipment, net	7,757	8,670
Intangibles, net	105,515	162,837
Deferred income taxes	—	—
Other non-current assets	4,792	5,168
Intercompany receivable	1,382	1,382

Total assets	$169,159	$224,424

Liabilities and Stockholder’s Equity
Current liabilities
Current portion of long-term debt	$1,716	$936
Accounts payable	4,478	5,825
Other accrued liabilities	7,444	7,031
Accrued interest	3,346	5,071

Total current liabilities	16,984	18,863
Long-term debt	206,472	202,852
Commitments and contingencies
Stockholder’s (deficit) equity
Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	92,500	92,500
Accumulated deficit	(146,672)	(89,682)
Accumulated other comprehensive loss	(126)	(110)

Total stockholder’s (deficit) equity	(54,297)	2,709

Total liabilities and stockholder’s (deficit) equity	$169,159	$224,424

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.
Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	September 28, 2002	September 29, 2001
Cash flows from (used in) operating activities:
Net income (loss)	$(56,990)	$10,667
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	1,625	4,128
Amortization of deferred financing costs	373	807
Deferred taxes	—	6,263
Cumulative effect of accounting change	56,614	—
Gain on divestiture	—	(18,722)
Net change in assets and liabilities:
Accounts receivable, net	(3,253)	(2,702)
Inventories	1,050	(688)
Accounts payable	(1,347)	455
Other assets	(249)	(365)
Other liabilities	(1,329)	(9,221)

Cash used in operating activities	(3,506)	(9,378)
Cash from (used in) investing activities:
Capital expenditures	—	(90)
Proceeds from sale of assets	—	18
Proceeds from sale of business	—	128,425

Cash from investing activities	—	128,353
Cash from (used in) financing activities:
Payment under term loan facility	—	(118,000)
Borrowings under revolving credit facility	9,200	13,800
Payments under revolving credit facility	(4,800)	(12,800)
Other financing costs	—	(580)

Cash from (used in) financing activities	4,400	(117,580)
Increase in cash and cash equivalents	894	1,395
Cash and cash equivalents at beginning of period	892	1,064

Cash and cash equivalents at end of period	$1,786	$2,459

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.
Statement of Changes in Stockholder’s (Deficit) Equity
For the Thirteen Week Period Ended September 28, 2002
(Dollars in Thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 29, 2002	$1	$92,500	$(89,682)	$(110)	$2,709
Net income	—	—	(56,990)	—	(56,990)
Other comprehensive income (loss):
Change in fair value of commodities	—	—	—	68	68
Reclassification of interest expense	—	—	—	(56)	(56)
Foreign translation adjustment	—	—	—	(28)	(28)

Balance, September 28, 2002	$1	$92,500	$(146,672)	$(126)	$(54,297)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	September 28, 2002	September 29, 2001
Net sales, before marketing allowance	$36,378	$48,208
Marketing allowance	6,475	7,012

Net sales	29,903	41,196
Cost of goods sold	19,016	23,837

Gross margin	10,887	17,359
Distribution expense	1,953	3,164
Marketing expense	2,508	3,314
General and administrative expense	1,881	2,700
Amortization of intangibles	711	2,523
Gain on sale of product lines, net of reorganization charges	—	(18,722)

Operating income	3,834	24,380
Interest expense, net	4,198	7,372

Income (loss) before income taxes and cumulative effect of accounting change	(364)	17,008
Income tax expense	12	6,311

Net income (loss) before cumulative effect of accounting change	(376)	10,697
Cumulative effect of accounting change	56,614	—

Net income (loss)	$(56,990)	$10,697

Other comprehensive income (loss):
Change in fair value of commodity contracts (net of tax expense of $40)	68	—
Reclassification to interest expense (net of tax benefit of $33 and $29)	(56)	(50)
Foreign translation adjustment	(28)	(14)

Comprehensive income (loss)	$(57,006)	$10,633

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in Thousands Except Share Data)

	September 28, 2002	June 29, 2002
Assets	(unaudited)
Current assets
Cash and cash equivalents	$1,786	$892
Accounts receivable, net	12,632	9,379
Inventories	34,441	35,491
Other current assets	854	605

Total current assets	49,713	46,367
Property and equipment, net	7,757	8,670
Intangibles, net	105,515	162,837
Deferred income taxes	—	—
Other non-current assets	4,792	5,168

Total assets	$167,777	$223,042

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$1,716	$936
Accounts payable	4,478	5,825
Other accrued liabilities	7,444	7,031
Accrued interest	3,346	5,071

Total current liabilities	16,984	18,863
Long-term debt	206,472	202,852
Commitments and contingencies
Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding, at redemption value	128,650	125,555
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	127,268	124,173
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding redemption value	13,279	12,956

Total redeemable preferred stock	140,547	137,129
Stockholders’ deficit
Common stock $0.01 par value, 1,200,000 shares authorized, 1,002,582 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(197,068)	(136,660)
Accumulated other comprehensive loss	(126)	(110)

Total stockholders’ deficit	(196,226)	(135,802)

Total liabilities and stockholders’ deficit	$167,777	$223,042

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Thirteen Week Period Ended
	September 28, 2002	September 29, 2001
Cash flows from (used in) operating activities:
Net income (loss)	$(56,990)	$10,697
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	1,625	4,098
Amortization of deferred financing costs	373	807
Deferred taxes	—	6,263
Cumulative effect of accounting change	56,614
Gain on divestiture	—	(18,722)
Net change in assets and liabilities:
Accounts receivable, net	(3,253)	(2,702)
Inventories	1,050	(688)
Accounts payable	(1,347)	455
Other assets	(249)	594
Other liabilities	(1,329)	(9,214)

Cash used in operating activities	(3,506)	(8,412)
Cash from (used in) investing activities:
Capital expenditures	—	(90)
Proceeds from the sale of assets	—	18
Proceeds from the sale of business	—	128,425

Cash from investing activities	—	128,353
Cash from (used in) financing activities:
Payment under term loan facility	—	(118,000)
Borrowings under revolving credit facility	9,200	13,800
Payments under revolving credit facility	(4,800)	(12,800)
Other financing costs	—	(580)
Purchase of Series A Preferred Stock	—	(966)

Cash from (used in) financing activities	4,400	(118,546)
Increase in cash and cash equivalents	894	1,395
Cash and cash equivalents at beginning of period	892	1,064

Cash and cash equivalents at end of period	$1,786	$2,459

Supplemental disclosure:
Non-cash financing activities including dividends accrued on redeemable preferred stock	$3,418	$3,069

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Deficit
For the Thirteen Week Period Ended September 28, 2002
(Dollars in Thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 29, 2002	$10	$958	$(136,660)	$(110)	$(135,802)
Net loss	—	—	(56,990)	—	(56,990)
Preferred stock dividend	—	—	(3,418)	—	(3,418)
Other comprehensive income (loss):
Change in fair value of commodities	—	—	—	68	68
Reclassification to interest expense	—	—	—	(56)	(56)
Foreign translation adjustment	—	—	—	(28)	(28)

Balance, September 28, 2002	$10	$958	$(197,068)	$(126)	$(196,226)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS, INC.
EAGLE FAMILY FOODS HOLDINGS, INC.
Notes to the Financial Statements
(Unaudited)

1.    Basis of Presentation:

The accompanying financial statements as of September 28, 2002 and June 29, 2002 and for the thirteen week periods ended September 28, 2002 and September 29, 2001 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. (“Eagle”) and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The financial statements as of September 28, 2002 and for the thirteen week periods ended September 28, 2002 and September 29, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 29, 2002. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2.    Recently Adopted Accounting Statements:

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued the Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. (See Note 7 to the Financial Statements for additional financial disclosure.)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144, which supercedes SFAS No. 121, applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business” (“APB No. 30”). SFAS No. 144 develops an accounting model (based on the model in SFAS No. 121) for disposal of long-lived assets. This model requires that long-lived assets that are to be disposed of be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company’s first quarter of fiscal year 2003. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”) with an adoption date of fiscal years beginning after May 15, 2002. This pronouncement rescinds the aforementioned Statements and amends SFAS No. 13 and other various authoritative pronouncements to clarify, correct technically or describe applicability under changed conditions. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

3.    Recently Issued Accounting Statements:

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company will adopt this pronouncement for activities after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the Company’s results of operations or financial condition.

EAGLE FAMILY FOODS, INC.
EAGLE FAMILY FOODS HOLDINGS, INC.
Notes to the Financial Statements
(Unaudited)

4.    Divestiture and restructuring activities:

On September 19, 2001, the Company sold to Mott’s Inc. and Cadbury Beverages Delaware, Inc. the Company’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets, including inventory and the manufacturing facility in Waterloo, New York (the “ReaLemon Sale”) for $128,425,000. The Company recognized a gain of $18,722,000 on the ReaLemon Sale, net of reorganization and transition charges of $4,769,000.

In connection with the ReaLemon Sale, the Company committed to a plan (“Plan”) to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees, including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of the corporate and research and development offices. The Company completed the tactical actions of the Plan. Costs expensed to date during the period ended June 29, 2002 related to the Plan and classified as part of the “Gain on sale of product lines, net of reorganization charges” on the Consolidated Statement of Operations and Comprehensive Income (Loss) included $3,942,000 severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs. The remaining cash requirements of the Plan as of September 28, 2002 are expected to total approximately $1,433,000 and are expected to be paid by December 28, 2002.

The selected consolidated results of operations excluding the results of operations for the ReaLemon and ReaLime product lines on a pro forma basis for the thirteen week periods ended September 28, 2002 and September 29, 2001 were (in thousands and unaudited):

	Thirteen Week Period Ended
	September 28, 2002	September 29, 2001
Net sales	$29,903	$29,623
Gross margin	$10,887	$11,017
Operating Income	$3,834	$1,156

5.    Inventories:

Inventories are stated at the lower of cost or market at September 28, 2002 and June 29, 2002 and consisted of the following (in thousands):

	September 28, 2002	June 29, 2002
Finished goods	$32,697	$33,915
Raw materials	1,744	1,576

Total inventories	$34,441	$35,491

EAGLE FAMILY FOODS, INC.
EAGLE FAMILY FOODS HOLDINGS, INC.
Notes to the Financial Statements
(Unaudited)

6.    Property and Equipment:

Property and equipment is recorded at cost at September 28, 2002 and June 29, 2002 and consisted of the following (in thousands):

	September 28, 2002	June 29, 2002
Land	$390	$390
Buildings and improvements	6,993	6,996
Machinery and equipment	22,057	21,965
Computer equipment and software	10,996	10,996
Construction in progress	17	110

Total property and equipment	40,453	40,457
Accumulated depreciation	(32,696)	(31,787)

Property and equipment, net	$7,757	$8,670

The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that may result in accelerated depreciation.

7.    Intangible Assets:

Effective June 30, 2002, the Company adopted SFAS No. 142. In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets that are no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43,736,000 against tradenames. After completing the valuation and impairment of the tradenames, the goodwill was assessed using estimated future cash flow earnings and market valuation based on these cash flow earnings. As a result, the Company recorded an impairment charge of $12,878,000 against goodwill. The transitional impairment charge was recorded as a cumulative effect of accounting change. The Company’s annual amortization charge will be reduced by an estimated $4,500,000 in fiscal year 2003. The useful lives of intangible assets still subject to amortization were not revised because of the adoption of SFAS No. 142.

Intangible assets consisted of the following (in thousands):

	September 28, 2002			June 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Covenant not to compete	$13,847	$(12,903)	$944	$13,847	$(12,195)	$1,652
Unamortized intangible assets:
Tradenames			37,217			80,953
Goodwill			67,354			80,232

Total unamortized intangible assets			104,571			161,185

Total intangible assets			$105,515			$162,837

Total amortization of intangible assets was $711,000 for the thirteen week period ended September 28,2002. The remaining amortization for the amortized intangible assets will be expensed in fiscal year 2003 and totals $944,000.

EAGLE FAMILY FOODS, INC.
EAGLE FAMILY FOODS HOLDINGS, INC.
Notes to the Financial Statements
(Unaudited)

In accordance with SFAS No. 142, the thirteen week period ended September 29, 2001 has not been restated to reflect the accounting change. The table below presents a reconciliation of net income as if SFAS No. 142 had been adopted for the thirteen week period ended September 29, 2001 (in thousands).

	September 28, 2002	September 29, 2001
Net income (loss)	$(376)	$10,697
Amortization of intangibles, net of tax	—	1,005

Adjusted net income (loss)	$(376)	$11,702

8.    Debt:

Debt consisted of the following (in thousands):

	September 28, 2002	June 29, 2002
Term loan facility due December 31, 2005	$53,188	$53,188
Senior subordinated notes due January 15, 2008	115,000	115,000
Revolving credit facility due December 31, 2004	40,000	35,000
Revolving credit facility swingline loan due December 31, 2004	—	600

Total debt	208,188	203,788
Less current portion of long-term debt	(1,716)	(936)

Long-term debt	$206,472	$202,852

The Company is the borrower under a credit agreement, dated as of January 23, 1998 and as amended, which consists of (i) a $60.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the “Revolving Credit Facility”) and (ii) an eight-year term loan (the “Term Loan Facility”). The interest rate on the Term Loan Facility is LIBOR plus 4.00%. The interest rate on the Revolving Credit Facility is LIBOR plus 4.00% with the swingline loan portion bearing interest at the Prime rate plus 3.00%. The fair market value of the Term Loan Facility and the Revolving Credit Facility at September 28, 2002 was approximately the carrying value.

The Company’s $115 million of senior subordinated notes (the “Notes”) are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15 of each year. The fair market value of the Notes was approximately $79,900,000 at September 28, 2002.

As of September 28, 2002, the Company had a $500,000 letter of credit under the Revolving Credit Facility as required as an insurance guarantee on a milk surety bond.

9.    Income Taxes:

Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards totaling $54,243,000 as of September 28, 2002. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax

EAGLE FAMILY FOODS, INC.
EAGLE FAMILY FOODS HOLDINGS, INC.
Notes to the Financial Statements
(Unaudited)

assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

10.    Recent Developments:

On September 13, 2002, the Company announced its intent to close down the powdered non-dairy creamer manufacturing plant in Chester, South Carolina in late November 2002. Future production will be sourced from a third party manufacturer under a long-term co-pack agreement. The third party manufacturer has larger powdered non-dairy creamer plants and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s current cost of production. Closure costs including benefits and severance for the 79 employees are being assessed and will be recorded in second quarter of fiscal year 2003 when the measurement date has occurred.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Set forth below is a discussion of the financial condition and results of operations for the thirteen week periods ended September 28, 2002 and September 29, 2001. With the exception of Stockholder’s Equity, Redeemable Preferred Stock and intercompany payable, the financial condition and results of operations of Eagle are substantially consistent with that of Holdings. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

In July 2001, the Company implemented the Plan, which reorganized the management and operations of the Company. This was executed as a result of the ReaLemon Sale that had reduced the sales and operating base of the Company. On September 19, 2001, the Company sold to Motts Inc. and Cadbury Beverages Delaware, Inc. the Company’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets including inventory and the manufacturing facility in Waterloo, New York.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen week periods ended September 28, 2002 and September 29, 2001 and the consolidated results of operations of the Company excluding the results of operations of the ReaLemon product lines for the same periods. The information excluding ReaLemon product lines is intended to provide comparable results for the continuing product lines for the periods presented in a manner used by the Company to assist in making internal operating decisions. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Results of Operations		Results of Operations Excluding the ReaLemon Product Lines
	Thirteen Week Period Ended		Thirteen Week Period Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.6	57.9	63.6	62.8

Gross margin	36.4	42.1	36.4	37.2
Distribution expense	6.5	7.7	6.5	7.0
Marketing expense	8.4	8.0	8.4	8.5
General and administrative expense	6.3	6.6	6.3	9.2
Amortization of intangibles	2.4	6.1	2.4	8.5
Gain on sale of product lines	—	(45.4)	—	—

Operating income (loss)	12.8%	59.1%	12.8%	4.0%

Results of Operations

Thirteen Week Periods ended September 28, 2002 (“first quarter 2003”) and September 29, 2001 (“first quarter 2002”) (Unaudited)

Net Sales.    The Company’s net sales for first quarter 2003 were $29.9 million as compared to $41.2 million for first quarter 2002, a decrease of $11.3 million, or 27.4%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first quarter 2003 and first quarter 2002 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Quarter 2003	Percentage of Net Sales	Net Sales First Quarter 2002	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$22.7	75.9%	$21.5	52.2%
Non-dairy creamer	Cremora, Cremora Royale and other	5.2	17.4	6.2	15.0
Niche brand products	Borden, None Such and Kava	2.0	6.7	1.9	4.6

Total net sales excluding divested product lines		29.9	100.0	29.6	71.8
Lemon and lime juice	ReaLemon and ReaLime	—	—	11.6	28.2

Total net sales		$29.9	100.0%	$41.2	100.0%

The decrease in net sales of $11.3 million from first quarter 2003 as compared to first quarter 2002 was primarily due to $11.6 million of lower net sales from the lemon and lime juice product line. On September 19, 2001, the Company consummated the ReaLemon Sale. Non-dairy creamer net sales decreased by $1.0 million from first quarter 2003 as compared to first quarter 2002 primarily due to additional marketing expenses deducted from net trade sales. The Company increased its marketing expenses in response to the increasingly competitive conditions within the non-dairy creamer category. Offsetting the decreases is an increase in sweetened condensed milk net sales of $1.2 million due to increased volume in the Company’s branded products.

Cost of Goods Sold.    Cost of goods sold was $19.0 million for first quarter 2003 as compared to $23.8 million for first quarter 2002, a decrease of $4.8 million, or 20.2%. Excluding the cost of goods for the ReaLemon product lines for first quarter 2002, cost of goods sold was $19.0 million for first quarter 2003 compared to $18.6 million for first quarter 2002, an increase of $0.4 million, or 2.2%. Expressed as a percentage of net sales excluding cost of goods sold for ReaLemon product lines for first quarter 2002, cost of goods sold for first quarter 2003 increased to 63.6% from 62.8% for first quarter 2002. The increase in the percentage is primarily the result of higher production costs associated with the production of non-dairy creamer.

Distribution Expense.    Distribution expense was $2.0 million for first quarter 2003 as compared to $3.2 million for first quarter 2002. Excluding the distribution expense for the ReaLemon product lines for first quarter 2002, distribution expense was $2.0 million for first quarter 2003 and $2.1 million for first quarter 2002, a decrease of $0.1, or 4.8%. Expressed as a percentage of net sales excluding the distribution expense for ReaLemon product lines for first quarter 2002, distribution expense for first quarter 2003 decreased to 6.7% from 7.1% for first quarter 2002.

Marketing Expense.    Marketing expense was $2.5 million for first quarter 2003 as compared to $3.3 million for first quarter 2002, a decrease of $0.8 million, or 24.2%. Excluding the marketing expense for the ReaLemon product lines for first quarter 2002, marketing expense was $2.5 million for first quarter 2003 and first quarter 2002. Expressed as a percentage of net sales excluding marketing expense for ReaLemon product lines for first quarter 2002, marketing expense was 8.4% for first quarter 2003 and first quarter 2002.

General and Administrative (“G&A”) Expense.    G&A expense was $1.9 million for first quarter 2003 as compared to $2.7 million for first quarter 2002, a decrease of $0.8 million, or 29.6%. Expressed as a percentage of net sales, G&A expense for first quarter 2003 decreased to 6.3% from 6.6% for first quarter 2002. Pursuant to the Plan, the Company reorganized and reduced the number of corporate and administrative employees. The decrease in G&A was primarily due to the implementation of the Plan.

Amortization of Intangibles.    Amortization of intangibles was $0.7 million for first quarter 2003 as compared to $2.5 million for first quarter 2002. Effective with the current year and in accordance with SFAS No. 142, the Company will not amortize indefinite-lived assets, but will evaluate the assets for impairment. (See additional discussion under “Recently Adopted Accounting Statements” as described below.)

Gain on Sale of Product Lines, net of reorganization charges.    The Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million in first quarter 2002.

Operating Income.    Operating income was $3.8 million for first quarter 2003 as compared to operating income of $24.4 million for first quarter 2002, a decrease of $20.6 million, or 84.4%. Excluding the $18.7 million gain on the ReaLemon Sale and the ReaLemon product lines’ operating income for first quarter 2002, operating income was $3.8 million for first quarter 2003 compared to $1.2 million for first quarter 2002, resulting in an increase of $2.6 million for first quarter 2003.

Interest Expense.    Net interest expense was $4.2 million for first quarter 2003 as compared to net interest expense of $7.4 million for first quarter 2002, a decrease of $3.2 million. The decrease was primarily due to lower average interest rates and lower average debt balances for first quarter 2003 as compared to first quarter 2002.

Income Taxes.    The Company recorded an income tax expense of $0.1 million for first quarter 2003 as compared to a $6.3 million income tax expense for first quarter 2002.

Liquidity and Capital Resources

Borrowings under the Term Loan Facility were $53.2 million at September 28, 2002 and June 29, 2002. The Term Loan Facility matures $0.9 million, $8.6 million, $25.0 million and $18.7 million in the fiscal years 2003 through 2006, respectively. The Company has a $60.0 million Revolving Credit Facility, of which $40.0 million and $35.6 million was outstanding at September 28, 2002 and June 29, 2002, respectively. Included in the Revolving Credit Facility is a $10.0 million swingline loan that is utilized for short-term borrowings for periods less than thirty days. The Revolving Credit Facility matures in fiscal year 2005.

Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had no capital expenditures in the first quarter 2003. The Company expects to spend less than $1.0 million on capital expenditures in fiscal year 2003 which will consist of enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

Net cash used in operating activities was $3.5 million and $8.4 million in first quarter 2003 and first quarter 2002, respectively, a decrease of $4.9 million. The decrease is due to reduced operating activities without the ReaLemon business and reduced G&A expenditures.

Cash from investing activities was $128.4 million in first quarter 2002. The Company received $128.4 million in proceeds from the Realemon Sale.

Cash from financing activities in first quarter 2003 was $4.4 million and cash used in financing activities in first quarter 2002 was $118.5 million. In first quarter 2002, the Company used $118.0 million of the proceeds from the ReaLemon Sale to repay a portion of the indebtedness under the Term Loan Facility.

The Company intends to amend certain covenants of the Senior Credit Facilities. The purpose of this amendment is to provide additional financial flexibility in meeting future financial covenants. The Company will seek this one or two year amendment, subject to the banks’ approval, in the second quarter of fiscal year 2003. If the Company is unable to amend the Senior Credit Facilities, management believes it can meet existing covenants for each of the four quarters of fiscal year 2003.

Management believes that cash generated from operations and borrowings under the Term Loan Facility and the Revolving Credit Facility will be sufficient to satisfy working capital requirements and required capital expenditures. Further expansion of the business through acquisitions may require the Company to incur additional indebtedness or to sell additional equity securities. There can be no assurance that the Company will be able to secure additional financing on favorable terms, if at all.

The Company was advised by GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., Holdings’ principal stockholders that as of October 30, 2002, each owned $14.0 million in aggregate principal amount of Notes.

Redeemable Preferred Stock

The Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”) and the Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) are subject to mandatory redemption at a price per share equal to $100 for Series A Preferred Stock and $100,000 for Series B Preferred Stock plus all dividends accrued and unpaid there upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock of Holdings representing a majority of the issued and outstanding shares of Common Stock of Holdings then outstanding.

Recent Developments

The Company plans to close its powdered non-dairy creamer plant located in Chester, South Carolina in second quarter of fiscal year 2003. Future production will be sourced from a third party manufacturer under a long-term co-pack agreement. The third party manufacturer has larger powdered non-dairy creamer plants and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s current cost of production. Closure costs including benefits and severance for the 79 employees are being assessed and will be recorded in second quarter of fiscal year 2003, when the measurement date has occurred.

Seasonality

The Company’s net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company’s five major product lines (Eagle Brand and the Company’s other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company’s net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the September/October period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of significant judgment and estimates on the part of the Company’s management about the effect of matters that are inherently uncertain. Actual results could differ significantly from the estimates under different assumptions or conditions. The following discussion addresses the Company’s most critical accounting policies.

Marketing Costs.    The Company offers market development funds, slotting, and other trade spending programs to its customers to support the customers’ promotional activities related to the Company’s product lines. The Company regularly reviews and revises estimates of costs to the Company, when deemed necessary, for the marketing programs based on actual costs incurred or revised spending level by the customers. Actual costs may differ significantly, as the performance from the marketing program may differ from previous expectations.

Inventories.    Inventories are stated at the lower of cost or market, with cost of goods sold principally determined using the first-in, first-out method. The Company reviews the value of the inventory, and based on the physical condition (e.g., age and quality) of the inventories and forecasted sales plans, may require adjustments, either favorable or unfavorable. These inventory adjustments are estimates and may differ if future economic conditions, customer inventory levels or competitive conditions differ from the Company’s expectations.

Property, Plant and Equipment and Intangibles.    Property, plant and equipment is stated at cost and is depreciated on a straight-line method over the estimated useful lives of the assets. Changes in circumstances, such as technological advances or changes to the Company’s capital strategy, can result in the actual lives differing from the Company’s estimates. The Company periodically reviews the useful lives of its property, plant and equipment, and where warranted, changes are made that may result in acceleration of depreciation.

Intangibles are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriately. In accordance with SFAS 142, the Company reviews indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The fair value of the indefinite-lived tradenames are determined using a royalty savings methodology and discounted cash flows and the fair value of goodwill is determined using estimated future cash flow earnings and market valuations based on these cash flow earnings.

Income taxes.    Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards totaling $54.2 million as of September 28, 2002. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Adopted Accounting Statements

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. Effective June 30, 2002, the Company adopted SFAS No. 142. In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43.7 million against tradenames. After completing the valuation and impairment of the tradenames, the goodwill was assessed using estimated cash flow earnings and market valuation based on these cash flow earnings. As a result, the Company recorded an impairment charge of $12.8 million against goodwill. The transitional impairment charge was recorded as a cumulative effect of accounting change. The Company’s annual amortization charge will be reduced by an estimated $4.5 million in fiscal year 2003. The useful lives of intangibles assets still subject to amortization were not revised because of the adoption of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144. SFAS No. 144, which supercedes SFAS No. 121, applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30. SFAS No. 144 develops an accounting model (based on the model in SFAS No. 121) for disposal of long-lived assets. This model requires that long-lived assets that are to be disposed of be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company’s first quarter of fiscal year 2003. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145 with an adoption date of fiscal years beginning after May 15, 2002. This pronouncement rescinds certain Statements and amends SFAS No. 13 and other various authoritative pronouncements to clarify, correct technically or describe applicability under changed conditions. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Recently Issued Accounting Statements

In July 2002, the FASB issued SFAS No. 146. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company will adopt this pronouncement for activities after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the Company’s results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements within this section may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks and uncertainties. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, the success of new product innovations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

Statements concerning interest rate swap and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at September 28, 2002 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes.

For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2003	2004	2005	2006	Thereafter	Balance at September 28, 2002	Fair Value
Liabilities
Fixed rate					$115,000	$115,000	$79,925
Average interest rate					8.750%	8.750%
Variable rate	$936	$8,578	$64,956	$18,718	$—	$93,188	$93,188
Average interest rate	5.800%	5.800%	5.800%	5.800%	—	5.800%

As the table incorporates only the exposures that existed as of September 28, 2002, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.9 million in forecasted interest expense.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of September 28, 2002, the Company had purchased 233 milk futures contracts, which settle during various months through December 2003, at a cost of $5.4 million and a current market value of $5.1 million, or an aggregate market loss of $0.3 million. The aggregate market value will increase or decrease based on the future milk prices.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements within this section may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks and uncertainties. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the effect on financial performance of increased competition in the dry-grocery food industry, potential future competition, competitive pricing for products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, the success of new product innovations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations.

Statements concerning interest rate swap and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Within 90 days prior to the date of this report, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

(b)	Change in internal controls.

There were no significant changes in the registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II—OTHER INFORMATION

Item 5.    OTHER INFORMATION.

In September of 2002, the Boards of Directors of Holdings and Eagle appointed Mark J. Strelecki to be a director on the Boards of Directors of Holdings and Eagle.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

CERTIFICATIONS

I, Craig A. Steinke, Chief Executive Officer and Chief Financial Officer of Eagle Family Foods, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eagle Family Foods, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ CRAIG A. STEINKE
Craig A. Steinke Chief Executive Officer and Chief Financial Officer

I, Craig A. Steinke, Chief Executive Officer and Chief Financial Officer of Eagle Family Foods Holdings, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eagle Family Foods Holdings, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to the significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ CRAIG A. STEINKE
Craig A. Steinke Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC. EAGLE FAMILY FOODS, INC.

By:	/s/ CRAIG A. STEINKE
President, Chief Executive Officer and Chief Financial Officer

Date: November 8, 2002