Form 10-Q
period 2003-03-29
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2003-05-09
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers 333-50305 and 333-50305-01

Eagle Family Foods Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3983598
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eagle Family Foods, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3982757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

735 Taylor Road, Suite 200 Gahanna, OH	43230
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (614) 501-4200

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 9, 2003, there were 1,002,582 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

		Page

Part I – Financial Information

Item 1.	Financial Statements

	Eagle Family Foods, Inc.

	Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended March 29, 2003 and March 30, 2002	3

	Eagle Family Foods, Inc. Balance Sheets as of March 29, 2003 and June 29, 2002	4

	Eagle Family Foods, Inc. Statements of Cash Flows for the thirty-nine week periods ended March 29, 2003 and March 30, 2002	5

	Eagle Family Foods, Inc. Statement of Changes in Stockholder’s (Deficit) Equity for the thirty-nine week period ended March 29, 2003	6

	Eagle Family Foods Holdings, Inc.

	Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine week periods ended March 29, 2003 and March 30, 2002	7

	Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of March 29, 2003 and June 29, 2002	8

	Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the thirty-nine week periods ended March 29, 2003 and March 30, 2002	9

	Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders’ Deficit for the thirty-nine week period ended March 29, 2003	10

	Notes to the Financial Statements	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Part II – Other Information

Item 6.	Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS, INC.

Statements of Operations and Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Sales, before marketing allowance	$21,556	$22,409	$131,137	$144,665
Marketing allowance	3,760	3,211	24,060	23,215

Net sales	17,796	19,198	107,077	121,450
Cost of goods sold	13,585	14,350	66,825	73,397
Cost of goods sold, accelerated depreciation	—	3,828	—	7,304

Cost of goods sold	13,585	18,178	66,825	80,701
Gross margin	4,211	1,020	40,252	40,749
Distribution expense	1,768	1,520	6,232	6,987
Marketing expense	1,847	1,942	8,785	10,029
General and administrative expense	1,924	2,257	5,673	7,040
Amortization of intangible assets	237	1,844	1,660	6,211
Gain (loss) on sale of product lines, net of reorganization charges and other charges	(38)	—	(1,190)	18,722

Operating income (loss)	(1,603)	(6,543)	16,712	29,204
Interest expense, net	3,451	4,221	11,655	16,448

Income (loss) before income taxes and cumulative effect of accounting change	(5,054)	(10,764)	5,057	12,756
Income tax (benefit) expense	(104)	(3,934)	(66)	4,877

Net income (loss) before cumulative effect of accounting change	(4,950)	(6,830)	5,123	7,879
Cumulative effect of accounting change	—	—	56,614	—

Net income (loss)	$(4,950)	$(6,830)	$(51,491)	$7,879

Other comprehensive income (loss):
Change in fair value of commodity contracts (net of tax benefit of $0, $78, $0 and tax expense of $49)	(1,497)	(134)	(1,399)	83
Reclassification to interest expense (net of tax benefit of $30, $71, and $92)	—	(49)	(121)	(156)
Foreign translation adjustment	108	80	99	63

Comprehensive income (loss)	$(6,339)	$(6,933)	$(52,912)	$7,869

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Balance Sheets

(Dollars in Thousands Except Share Data)

	March 29, 2003	June 29, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,136	$892
Accounts receivable, net	7,501	9,379
Inventories	21,799	35,491
Other current assets	1,320	605

Total current assets	32,756	46,367
Property and equipment, net	6,052	8,670
Intangible assets, net	104,571	162,837
Other non-current assets	4,613	5,168
Intercompany receivable	1,382	1,382

Total assets	$149,374	$224,424

Liabilities and Stockholder’s Equity
Current liabilities
Current portion of long-term debt	$3,120	$936
Accounts payable	5,627	5,825
Other accrued liabilities	8,350	7,031
Accrued interest	2,867	5,071

Total current liabilities	19,964	18,863
Long-term debt	179,613	202,852
Commitments and contingencies
Stockholder’s (deficit) equity
Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	92,500	92,500
Accumulated deficit	(141,173)	(89,682)
Accumulated other comprehensive loss	(1,531)	(110)

Total stockholder’s (deficit) equity	(50,203)	2,709

Total liabilities and stockholder’s (deficit) equity	$149,374	$224,424

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirty-Nine Week Period Ended
	March 29, 2003	March 30, 2002
Cash flows from (used in) operating activities:
Net income (loss)	$(51,491)	$7,879
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	4,412	18,372
Amortization of deferred financing costs	1,111	2,373
Deferred taxes	—	4,687
Cumulative effect of accounting change	56,614	—
Gain on sale of product lines, net of reorganization charges	—	(18,722)
Gain on retirement of fixed assets	(549)	(2)
Net change in assets and liabilities:
Accounts receivable, net	1,878	6,486
Inventories	13,692	8,669
Accounts payable	(198)	(653)
Other assets	(715)	(524)
Other liabilities	(2,306)	(12,930)

Cash from operating activities	22,448	15,635
Cash from (used in) investing activities:
Capital expenditures	(179)	(266)
Proceeds from sale of assets	593	38
Proceeds from sale of product lines	—	128,425

Cash from investing activities	414	128,197
Cash from (used in) financing activities:
Payment under term loan facility	(155)	(118,234)
Borrowings under revolving credit facility	27,600	42,900
Payments under revolving credit facility	(48,500)	(68,000)
Other financing costs	(563)	(591)

Cash used in financing activities	(21,618)	(143,925)
Increase (decrease) in cash and cash equivalents	1,244	(93)
Cash and cash equivalents at beginning of period	892	1,064

Cash and cash equivalents at end of period	$2,136	$971

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statement of Changes in Stockholder’s (Deficit) Equity

For the Thirty-Nine Week Period Ended March 29, 2003

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 29, 2002	$1	$92,500	$(89,682)	$(110)	$2,709
Net loss	—	—	(51,491)	—	(51,491)
Other comprehensive income (loss):
Change in fair value of commodities	—	—	—	(1,399)	(1,399)
Reclassification to interest expense	—	—	—	(121)	(121)
Foreign translation adjustment	—	—	—	99	99

Balance, March 29, 2003	$1	$92,500	$(141,173)	$(1,531)	$(50,203)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Sales, before marketing allowance	$21,556	$22,409	$131,137	$144,665
Marketing allowance	3,760	3,211	24,060	23,215

Net sales	17,796	19,198	107,077	121,450
Cost of goods sold	13,585	14,350	66,825	73,397
Cost of goods sold, accelerated depreciation	—	3,828	—	7,304

Cost of goods sold	13,585	18,178	66,825	80,701
Gross margin	4,211	1,020	40,252	40,749
Distribution expense	1,768	1,520	6,232	6,987
Marketing expense	1,847	1,942	8,785	10,029
General and administrative expense	1,924	2,257	5,673	7,010
Amortization of intangible assets	237	1,844	1,660	6,211
Gain (loss) on sale of product lines, net of reorganization charges and other charges	(38)	—	(1,190)	18,722

Operating income (loss)	(1,603)	(6,543)	16,712	29,234
Interest expense, net	3,451	4,221	11,655	16,448

Income (loss) before income taxes and cumulative effect of accounting change	(5,054)	(10,764)	5,057	12,786
Income tax (benefit) expense	(104)	(3,934)	(66)	4,877

Net income (loss) before cumulative effect of accounting change	(4,950)	(6,830)	5,123	7,909
Cumulative effect of accounting change	—	—	56,614	—

Net income (loss)	$(4,950)	$(6,830)	$(51,491)	$7,909

Other comprehensive income (loss):
Change in fair value of commodity contracts (net of tax benefit of $0, $78, $0 and tax expense of $49)	(1,497)	(134)	(1,399)	83
Reclassification to interest expense (net of tax benefit of $30, $71 and $92)	—	(49)	(121)	(156)
Foreign translation adjustment	108	80	99	63

Comprehensive income (loss)	$(6,339)	$(6,933)	$(52,912)	$7,899

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

	March 29, 2003	June 29, 2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,136	$892
Accounts receivable, net	7,501	9,379
Inventories	21,799	35,491
Other current assets	1,320	605

Total current assets	32,756	46,367
Property and equipment, net	6,052	8,670
Intangible assets, net	104,571	162,837
Other non-current assets	4,613	5,168

Total assets	$147,992	$223,042

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$3,120	$936
Accounts payable	5,627	5,825
Other accrued liabilities	8,350	7,031
Accrued interest	2,867	5,071

Total current liabilities	19,964	18,863
Long-term debt	179,613	202,852
Commitments and contingencies
Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding, at redemption value	134,994	125,555
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	133,612	124,173
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding, at redemption value	13,940	12,956

Total redeemable preferred stock	147,552	137,129
Stockholders’ deficit
Common stock $0.01 par value, 1,200,000 shares authorized, 1,002,582 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(198,574)	(136,660)
Accumulated other comprehensive loss	(1,531)	(110)

Total stockholders’ deficit	(199,137)	(135,802)

Total liabilities and stockholders’ deficit	$147,992	$223,042

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirty-Nine Week Period Ended
	March 29, 2003	March 30, 2002
Cash flows from (used in) operating activities:
Net income (loss)	$(51,491)	$7,909
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	4,412	18,342
Amortization of deferred financing costs	1,111	2,373
Deferred taxes	—	4,687
Cumulative effect of accounting change	56,614	—
Gain on sale of product lines, net of reorganization charges	—	(18,722)
Gain on retirement of fixed assets	(549)	(2)
Net change in assets and liabilities:
Accounts receivable, net	1,878	6,486
Inventories	13,692	8,669
Accounts payable	(198)	(653)
Other assets	(715)	435
Other liabilities	(2,306)	(12,923)

Cash from operating activities	22,448	16,601
Cash from (used in) investing activities:
Capital expenditures	(179)	(266)
Proceeds from the sale of assets	593	38
Proceeds from the sale of business	—	128,425

Cash from investing activities	414	128,197
Cash from (used in) financing activities:
Payment under term loan facility	(155)	(118,234)
Borrowings under revolving credit facility	27,600	42,900
Payments under revolving credit facility	(48,500)	(68,000)
Other financing costs	(563)	(591)
Purchase of Series A Preferred Stock	—	(966)

Cash used in financing activities	(21,618)	(144,891)
Increase (decrease) in cash and cash equivalents	1,244	(93)
Cash and cash equivalents at beginning of period	892	1,064

Cash and cash equivalents at end of period	$2,136	$971

Supplemental disclosure:
Non-cash financing activities including dividends accrued on redeemable preferred stock	$10,423	$9,437

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Thirty-Nine Week Period Ended March 29, 2003

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, June 29, 2002	$10	$958	$(136,660)	$(110)	$(135,802)
Net loss	—	—	(51,491)	—	(51,491)
Preferred stock dividend	—	—	(10,423)	—	(10,423)
Other comprehensive income (loss):
Change in fair value of commodities	—	—	—	(1,399)	(1,399)
Reclassification to interest expense	—	—	—	(121)	(121)
Foreign translation adjustment	—	—	—	99	99

Balance, March 29, 2003	$10	$958	$(198,574)	$(1,531)	$(199,137)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of March 29, 2003 and June 29, 2002 and for the thirteen and thirty-nine week periods ended March 29, 2003 and March 30, 2002 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. (“Eagle”) and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements as of March 29, 2003 and for the thirteen and thirty-nine week periods ended March 29, 2003 and March 30, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 29, 2002. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 121”), applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business” (“APB No. 30”). SFAS No. 144 develops an accounting model (based on the model in SFAS No. 121) for disposal of long-lived assets. This model requires that long-lived assets that are to be disposed of be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company’s first quarter of fiscal year 2003. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13 (“SFAS No. 13”) and Technical Corrections” (“SFAS No. 145”) with an adoption date of fiscal years beginning after May 15, 2002. This pronouncement rescinds the aforementioned Statements and amends SFAS No. 13 and other various authoritative pronouncements to clarify, correct technically or describe applicability under changed conditions. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company will apply this pronouncement for activities after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. FIN No. 45 is effective for all guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the disclosure requirements and the recognition provisions of FIN 45 in third quarter 2003. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial condition.

3. Recently Issued Accounting Statements:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 expands existing accounting guidance regarding when a variable interest entity is consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. This pronouncement applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. For variable interest entities created prior to February 1, 2003, the provisions of this pronouncement are effective June 29, 2003. The adoption of FIN No. 46 is not expected to have any effect on the Company’s results of operations or financial condition.

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

In connection with the ReaLemon Sale, the Company committed to a plan (“Plan”) to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees, including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of the corporate and research and development offices. The Company completed the tactical actions of the Plan. In connection with the Plan, the Company recorded a charge of $4,769,000 during the period ended June 29, 2002 and classified the charge as part of the “Gain on sale of product lines, net of reorganization charges and other charges” on the Consolidated Statement of Operations and Comprehensive Income (Loss). The Plan charge included $3,942,000 severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs. The remaining cash requirements of the Plan as of March 29, 2003 are expected to total approximately $644,000 and are expected to be paid by June 28, 2003.

The selected consolidated results of operations excluding the results of operations for the ReaLemon and ReaLime product lines on a pro forma basis for the thirty-nine week periods ended March 29, 2003 and March 30, 2002 were (in thousands and unaudited):

	Thirty-Nine Week Period Ended
	March 29, 2003	March 30, 2002
Net sales	$107,077	$109,920
Gross margin	$40,252	$34,449
Operating Income	$16,712	$6,897

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

Effective December 30, 2002, the Company closed its powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”). Production is now sourced from a third party manufacturer under a long-term co-pack agreement entered into on October 1, 2002. The third party manufacturer has significantly larger powdered non-dairy creamer plants and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s cost of production. During the quarter ended March 29, 2003, the Company sold the Chester, South Carolina property, plant and equipment (the “South Carolina Property”) for $592,000.

In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $38,000 and $1,190,000 for the thirteen and thirty-nine week periods ended March 29, 2003, respectively, and included the expense within the classification of “Gain (loss) on sale of product lines, net of reorganization charges and other charges” on the Consolidated Statements of Operations and Comprehensive Income (Loss). The closure charges included $1,122,000 for termination pay and benefits for the 79 displaced employees, $625,000 for other plant closure costs and contractual expenditures, offset by a $557,000 gain on the sale of the South Carolina Property. As of March 29, 2003, the remaining cash requirements of the Non-Dairy Creamer Plant Closure are expected to total $646,000 and are expected to be paid by December 2003.

5. Inventories:

Inventories are stated at the lower of cost or market at March 29, 2003 and June 29, 2002 and consisted of the following (in thousands):

	March 29, 2003	June 29, 2002
Finished goods	$20,769	$33,915
Raw materials	1,030	1,576

Total inventories	$21,799	$35,491

6. Property and Equipment:

Property and equipment is recorded at cost at March 29, 2003 and June 29, 2002 and consisted of the following (in thousands):

	March 29, 2003	June 29, 2002
Land	$355	$390
Buildings and improvements	3,679	6,996
Machinery and equipment	12,721	21,965
Computer equipment and software	10,834	10,996
Construction in progress	46	110

Total property and equipment	27,635	40,457
Accumulated depreciation	(21,583)	(31,787)

Property and equipment, net	$6,052	$8,670

The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that may result in accelerated depreciation. The Company recorded a charge for accelerated depreciation related to long-lived assets that were taken out of service before the end of their normal service period due to the Plan. The useful lives of assets related to the strategic initiatives were shortened, resulting in incremental depreciation expense that totaled $7,304,000 and $11,126,000 for the thirty-nine week period ended March 30, 2002 and the fifty-two week period ended June 29, 2002, respectively.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

7. Intangible Assets:

Effective June 30, 2002, the Company adopted SFAS No. 142. In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets that are no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43,736,000 against tradenames. After completing the valuation and impairment of the tradenames, a market valuation of goodwill was assessed based on estimated future discounted cash flow earnings. As a result, the Company recorded an impairment charge of $12,878,000 against goodwill. The transitional impairment charge was recorded as a cumulative effect of an accounting change. The Company’s annual amortization charge will be reduced by an estimated $4,500,000 in fiscal year 2003. The useful lives of intangible assets still subject to amortization were not revised because of the adoption of SFAS No. 142.

Intangible assets consisted of the following (in thousands):

	March 29, 2003			June 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$13,847	$(13,847)	$—	$13,847	$(12,195)	$1,652

Intangible assets not subject to amortization:
Tradenames			37,217			80,953
Goodwill			67,354			80,232

Total unamortized intangible assets			104,571			161,185

Total intangible assets			$104,571			$162,837

Total amortization of intangible assets was $236,000 and $1,652,000 for the thirteen and thirty-nine week periods ended March 29, 2003, respectively.

In accordance with SFAS No. 142, the thirteen and thirty-nine week periods ended March 30, 2002 have not been restated to reflect the accounting change. The table below presents a reconciliation of net income as if SFAS No. 142 had been adopted for the thirteen and thirty-nine week periods ended March 30, 2002 (in thousands).

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002
Net income (loss) before cumulative effect of accounting change	$(4,950)	$(6,830)	$5,123	$7,909
Amortization of intangible assets, net of tax	—	714	—	2,432

Adjusted net income before cumulative effect of accounting change	$(4,950)	$(6,116)	$5,123	$10,341

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

8. Debt:

Debt consisted of the following (in thousands):

	March 29, 2003	June 29, 2002
Term loan facility due December 31, 2005	$53,033	$53,188
Senior subordinated notes due January 15, 2008	115,000	115,000
Revolving credit facility due December 31, 2004	14,000	35,000
Revolving credit facility swingline loan due December 31, 2004	700	600

Total debt	182,733	203,788
Less current portion of long-term debt	(3,120)	(936)
Long-term debt	$179,613	$202,852

The Company is the borrower under a Credit Agreement, dated as of January 23, 1998 and as amended, which consists of (1) a $50.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the “Revolving Credit Facility”) and (2) an eight-year term loan (the “Term Loan Facility”). The interest rate on the Term Loan Facility is LIBOR plus 4.25%. The interest rate on the Revolving Credit Facility is LIBOR plus 4.25% with the swingline loan portion bearing interest at the Prime rate plus 3.25%. The fair market value of the Term Loan Facility and the Revolving Credit Facility at March 29, 2003 was approximately the carrying value.

The Company amended its Credit Agreement pursuant to an amendment dated November 21, 2002 (the “Amendment”). Pursuant to the Amendment, the lenders waived compliance with certain coverage ratio financial covenants for the period commencing on and including December 29, 2002 and ending on and including the Revolving Credit Facility maturity date. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December of any year and ending not later than January 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization, sets forth maximum requirements for capital expenditures, and changed the total allowable commitment and interest rates. The Company is in compliance with the abovementioned covenants and it believes it can meet existing bank covenants pursuant to the Credit Agreement, as amended, for each of the next four quarters ending April 3, 2004.

The Company’s ability to meet the bank covenants will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet bank covenants. There can be no assurance that the Company could renegotiate its covenants, refinance its debt, or obtain terms that are favorable to the financial position of the Company.

The Company’s $115 million of senior subordinated notes (the “Notes”) are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15 of each year. The fair market value of the Notes was approximately $78,200,000 at March 29, 2003.

As of March 29, 2003, the Company had letters of credit totaling $600,000 under the Revolving Credit Facility as required by certain insurance policies.

9. Income Taxes:

Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company initially recorded a valuation allowance in the fiscal year ended June 29, 2002 for the net deferred tax assets and net operating loss carryforwards.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

As of March 29, 2003, the valuation allowance was $52,666,000. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

10. Contractual Commitments:

On October 1, 2002, the Company entered into a long-term co-pack agreement with a certain supplier to manufacture exclusively the powdered non-dairy creamer products. There are no requirements within the agreement to purchase any specific volume of products. This agreement is for a three-year period and shall automatically extend for one additional period unless notice of non-renewal is given by either party at least two years in advance of the proposed termination. The purchase price of the products is subject to annual adjustments for changes in manufacturing and raw material costs and is subject to varying purchase prices based on volume requirements that may change according to customer demand.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Set forth below is a discussion of the financial condition and results of operations for the thirteen and thirty-nine week periods ended March 29, 2003 and March 30, 2002. With the exception of Stockholder’s Equity, Redeemable Preferred Stock and intercompany payable, the financial condition and results of operations of Eagle are substantially consistent with that of Holdings. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The results of operations were affected by certain reclassifications made to comply with the accounting standards, EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” and EITF Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”. Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives should be classified as a reduction of sales rather than as marketing expense. The adoption of these Issues was effective third quarter of fiscal year 2002.

In July 2001, the Company implemented the Plan, which reorganized the management and operations of the Company. This Plan was executed as a result of the ReaLemon Sale that had reduced the sales and operating base of the Company. On September 19, 2001, the Company sold to Motts Inc. and Cadbury Beverages Delaware, Inc. the Company’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets including inventory and the manufacturing facility in Waterloo, New York. Effective December 30, 2002, the Company also closed the powdered non-dairy creamer manufacturing plant in Chester, South Carolina. Production is now sourced from a third party manufacturer under a long-term co-pack agreement entered into on October 1, 2002. The third party manufacturer has significantly larger powdered non-dairy creamer plants and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s cost of production.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen and thirty-nine week periods ended March 29, 2003 and March 30, 2002 and the consolidated results of operations of the Company excluding the results of operations of the lemon and lime juice product lines (the “ReaLemon product lines”) for the thirty-nine week period ended March 30, 2002. The information excluding the ReaLemon product lines is intended to provide comparable results for the continuing product lines for the periods presented in a manner used by the Company to assist in making internal operating decisions. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Results of Operations
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
					Excluding ReaLemon Product Lines
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002	March 30, 2002
			(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.3	74.7	62.4	60.4	62.0
Cost of goods sold, accelerated depreciation	—	19.9	—	6.0	6.7

Total cost of goods sold	76.3	94.6	62.4	66.4	68.7
Gross margin	23.7	5.4	37.6	33.6	31.3
Distribution expense	9.9	7.8	5.8	5.8	5.4
Marketing expense	10.4	9.9	8.2	8.2	8.4
General and administrative expense	10.8	12.0	5.3	5.8	6.4
Amortization of intangible assets	1.3	9.4	1.6	5.0	4.9
Gain (loss) on sale of product lines	(0.2)	—	(1.1)	(15.4)	—

Operating income (loss)	(8.9)%	(33.7)%	15.6%	24.2%	6.2%

Results of Operations

Thirteen Week Periods ended March 29, 2003 (“third quarter 2003”) and March 30, 2002 (“third quarter 2002”) (Unaudited)

Net Sales. The Company’s net sales for third quarter 2003 were $17.8 million as compared to $19.2 million for third quarter 2002, a decrease of $1.4 million, or 7.3%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for third quarter 2003 and third quarter 2002 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Third Quarter 2003	Percentage of Net Sales	Net Sales Third Quarter 2002	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$11.3	63.5%	$11.9	62.0%
Non-dairy creamer	Cremora, Cremora Royale and other	5.6	31.5	6.7	34.9
Niche brand products	Borden, None Such and Kava	0.9	5.0	0.6	3.1

Total net sales		$17.8	100.0%	$19.2	100.0%

Net sales of sweetened condensed milk decreased by $0.6 million for third quarter 2003 as compared to third quarter 2002. The decrease is primarily due to higher expenses associated with a new consumer coupon program and the associated redemption costs. Non-dairy creamer net sales decreased by $1.1 million for third quarter 2003 as compared to third quarter 2002 primarily due to lower sales volume of retail private label non-dairy creamer products. As a result of the Non-Dairy Creamer Plant Closure and the non-dairy creamer co-pack agreement mentioned above, the Company no longer manufactures or markets products within the private label non-dairy creamer category, but will continue to focus on the branded non-dairy creamer product lines. The net sales of the niche brand products increased by $0.3 million for third quarter 2003 as compared to third quarter 2002 due to higher sales volume of the seasonal mincemeat pie filling products.

Cost of Goods Sold. Cost of goods sold was $13.6 million for third quarter 2003 as compared to $18.2 million for third quarter 2002, a decrease of $4.6 million, or 25.3%. In the third quarter 2002, the Company recorded $3.8 million of accelerated depreciation related to long-lived assets that were taken out of service before the end of their normal service period due to strategic initiatives planned by the Company. Expressed as a percentage of net sales, cost of goods sold for third quarter 2003 decreased to 76.3% from 94.6% for third quarter 2002. The decrease in percentage of net sales to cost of goods sold was due to the accelerated depreciation recorded in third quarter 2002.

Distribution Expense. Distribution expense was $1.8 million for third quarter 2003 as compared to $1.5 million for third quarter 2002, an increase of $0.3 million, or 20.0%. The increase in distribution expense was due to higher transportation costs, including higher fuel costs. Expressed as a percentage of net sales, distribution expense for third quarter 2003 increased to 9.9% from 7.8% for third quarter 2002.

Marketing Expense. Marketing expense was $1.8 million for third quarter 2003 as compared to $1.9 million for third quarter 2002, a decrease of $0.1 million, or 5.3%. The decrease in marketing expense was primarily due to the timing of the Easter holiday advertising and promotional programs, with the current year events occurring in fourth quarter and the prior year’s events occurring in third quarter. Expressed as a percentage of net sales, marketing expense for third quarter 2003 increased to 10.4% from 9.9% for third quarter 2002.

General and Administrative (“G&A”) Expense. G&A expense was $1.9 million for third quarter 2003 as compared to $2.3 million for third quarter 2002, a decrease of $0.4 million, or 17.4%. Pursuant to the Plan, the Company reorganized its operations and reduced the number of corporate and administrative employees. G&A expense continues to decrease due to the implementation of the Plan. Expressed as a percentage of net sales, G&A expense for third quarter 2003 decreased to 10.8% from 12.0% for third quarter 2002.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for third quarter 2003 as compared to $1.8 million for third quarter 2002, a decrease of $1.6 million. In accordance with SFAS No. 142 as of June 30, 2002, the Company will no longer amortize indefinite-lived assets, but evaluate the assets for impairment annually. (See additional discussion under “Recently Adopted Accounting Statements” as described below.)

Gain on Sale of Product Lines, Net of Reorganization Charges and Other Charges. In third quarter 2003, the Company recorded a charge of less than $0.1 million. This charge included $0.6 million of other costs associated with the Non-Dairy Creamer Plant Closure, offset by a $0.5 gain on the sale of the South Carolina Property.

Operating Loss. Operating loss was $1.6 million for third quarter 2003 as compared to an operating loss of $6.5 million for third quarter 2002, a decrease of $4.9 million, or 75.4%. The decrease is primarily due to reduced amortization of intangible assets in third quarter 2003 and the $3.8 million accelerated depreciation charge recorded in third quarter 2002.

Interest Expense. Net interest expense was $3.5 million for third quarter 2003 as compared to $4.2 million for third quarter 2002, a decrease of $0.7 million. The decrease was primarily due to the lower average debt balance for third quarter 2003 as compared to third quarter 2002.

Income Taxes. The Company recorded an income tax benefit of $0.1 million and $3.9 million for third quarter 2003 and third quarter 2002. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until such time that sufficient positive evidence exists to support usage of said tax assets. The Company does recognize tax expense for various state and local tax agencies.

Thirty-Nine Week Periods ended March 29, 2003 (“year-to-date 2003”) and March 30, 2002 (“year-to-date 2002”) (Unaudited)

Net Sales. The Company’s net sales for year-to-date 2003 were $107.1 million as compared to $121.5 million for year-to-date 2002, a decrease of $14.4 million, or 11.9%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for year-to-date 2003 and year-to-date 2002 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Year-to-Date 2003	Percentage of Net Sales	Net Sales Year-to-Date 2002	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$78.2	73.1%	$78.3	64.4%
Non-dairy creamer	Cremora, CremoraRoyale and other	18.5	17.4	20.9	17.3
Niche brand products	Borden, None Such and Kava	10.4	9.5	10.7	8.8

Total net sales excluding divested product lines		107.1	100.0	109.9	90.5
Lemon and lime juice	ReaLemon and ReaLime	—	—	11.6	9.5

Total net sales		$107.1	100.0%	$121.5	100.0%

The decrease in net sales of $14.4 million from year-to-date 2003 as compared to year-to-date 2002 was primarily due to $11.6 million of lower net sales from the ReaLemon product lines. On September 19, 2001, the Company consummated the ReaLemon Sale.

Net sales of sweetened condensed milk decreased $0.1 million from year-to-date 2003 as compared to year-to-date 2002. Sweetened condensed milk sales before deducting for marketing allowance increased by $2.6 million due to increased sales volume. The marketing allowance increased by $2.7 million due to higher expenses associated with a new consumer coupon program that supported the November and December holiday promotional sales initiatives of the sweetened condensed milk product lines and other trade spending programs.

Non-dairy creamer net sales decreased by $2.4 million for year-to-date 2003 as compared to year-to-date 2002. Of this decrease, the retail branded non-dairy creamer net sales decreased by $1.7 million. The Company continues to experience increasingly competitive conditions within the non-dairy creamer category. The private label non-dairy creamer net sales decreased by $0.7 million. As a result of the Non-Dairy Creamer Plant Closure and the non-dairy creamer co-pack agreement mentioned above, the Company no longer manufactures or markets products within the private label non-dairy creamer category, but will continue to focus on the branded non-dairy creamer product lines.

Cost of Goods Sold. Cost of goods sold was $66.8 million for year-to-date 2003 as compared to $80.7 million for year-to-date 2002, a decrease of $13.9 million, or 17.2%. The decrease is due to $7.3 million charge for accelerated depreciation in year-to-date 2002 related to long-lived assets that were taken out of service before the end of their normal service period, $5.2 million for the ReaLemon product lines in year-to-date 2002, the effect of the lower private label non-dairy creamer sales volume in year-to-date 2003 compared to year-to-date 2002, and lower raw material costs, primarily milk. Expressed as a percentage of net sales, cost of goods sold for year-to-date 2003 decreased to 62.4% from 66.4% for year-to-date 2002.

Distribution Expense. Distribution expense was $6.2 million for year-to-date 2003 as compared to $7.0 million for year-to-date 2002, a decrease of $0.8 million, or 11.4%. The decrease in distribution expense was due to a reduction of $1.1 million for the ReaLemon product lines in year-to-date 2002. This was offset by higher warehousing and freight costs in year-to-date 2003 associated with moving the non-dairy creamer inventory from the plant to third party warehouses in expectation of the Non-Dairy Creamer Plant Closure. Expressed as a percentage of net sales, distribution expense was 5.8% for year-to-date 2003 and year-to-date 2002.

Marketing Expense. Marketing expense was $8.8 million for year-to-date 2003 as compared to $10.0 million for year-to-date 2002, a decrease of $1.2 million, or 12.0%. Expressed as a percentage of net sales, marketing expense was 8.2 % for year-to-date 2003 and year-to-date 2002. The decrease in marketing expense was primarily due to a reduction in administrative expenses pursuant to the Plan and $0.8 million of marketing expense in year-to-date 2002 related to the ReaLemon product lines.

General and Administrative Expense. G&A expense was $5.7 million for year-to-date 2003 as compared to $7.0 million for year-to-date 2002, a decrease of $1.3 million, or 18.6%. Expressed as a percentage of net sales, G&A expense for year-to-date 2003 decreased to 5.3% from 5.8% for year-to-date 2002. Pursuant to the Plan, the Company reorganized its operations and reduced the number of corporate and administrative employees. The decrease in G&A was primarily due to the implementation of the Plan.

Amortization of Intangible Assets. Amortization of intangible assets was $1.7 million for year-to-date 2003 as compared to $6.2 million for year-to-date 2002, a decrease of $4.5 million. In accordance with SFAS No. 142 as of June 30, 2002, the Company will no longer amortize indefinite-lived assets, but evaluate the assets for impairment annually. (See additional discussion under “Recently Adopted Accounting Statements” as described below.)

Gain on Sale of Product Lines, Net of Reorganization Charges and Other Charges. In year-to-date 2003, the Company recorded a charge of $1.7 million to cover severance and other costs associated with the Non-Dairy Creamer Plant Closure, offset by a $0.5 gain on the sale of the South Carolina Property. In year-to-date 2002, the Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million in year-to-date 2002.

Operating Income. Operating income was $16.7 million for year-to-date 2003 as compared to operating income of $29.2 million for year-to-date 2002, a decrease of $12.5 million, or 42.8%. Included in the operating income for year-to-date 2002 that was not present in year-to-date 2003 and representing $15.8 million of the decrease was the $18.7 million gain on the ReaLemon Sale, the $4.4 million operating income on the ReaLemon product lines, offset by the $7.3 million charge for accelerated depreciation. Other factors affecting the decrease was the $1.2 million Non-Dairy Creamer Plant Closure charge for year-to-date 2003, offset by reductions in administrative costs, marketing expense and amortization expense.

Interest Expense. Net interest expense was $11.7 million for year-to-date 2003 as compared to $16.4 million for year-to-date 2002, a decrease of $4.7 million. The decrease was primarily due to lower average interest rates and lower average debt balances for year-to-date 2003 as compared to year-to-date 2002. The average debt balance is lower in year-to-date 2003 compared to year-to-date 2002 as the Company paid down its debt by $118.0 million in year-to-date 2002 with proceeds from the ReaLemon Sale.

Income Taxes. The Company recorded an income tax benefit of $0.1 million for year-to-date 2003 as compared to an income tax expense of $4.9 million for year-to-date 2002, a decrease of $5.0 million. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until such time that sufficient positive evidence exists to support usage of said tax assets. The Company does recognize tax expense for various state and local tax agencies.

Liquidity and Capital Resources

Borrowings under the Term Loan Facility were $53.0 million and $53.2 million at March 29, 2003 and June 29, 2002, respectively. The Term Loan Facility matures $0.7 million, $8.6 million, $25.0 million and $18.7 million in the fiscal years 2003 through 2006, respectively. The Company has a $50.0 million Revolving Credit Facility, of which $14.7 million and $35.6 million were outstanding at March 29, 2003 and June 29, 2002, respectively. Included in the Revolving Credit Facility is a $10.0 million swingline loan that is utilized for short-term borrowings for periods less than thirty days. The Revolving Credit Facility matures in fiscal year 2005.

Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

The Company amended its Credit Agreement pursuant to an amendment dated November 21, 2002. Pursuant to the Amendment, the lenders waived compliance with certain coverage ratio financial covenants for the period commencing on and including December 29, 2002 and ending on and including the Revolving Credit Facility maturity date. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December of any year and ending not later than January 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization, sets forth maximum requirements for capital expenditures, and changed the total allowable commitment and interest rates. The Company is in compliance with the abovementioned covenants and it believes it can meet existing bank covenants pursuant to the Credit Agreement, as amended, for each of the next four quarters ending April 3, 2004.

The Company’s ability to meet the bank covenants will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet bank covenants. There can be no assurance that the Company could renegotiate its covenants, refinance its debt, or obtain terms that are favorable to the financial position of the Company.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.2 million on capital projects in year-to-date 2003 to fund expenditures at existing facilities. The Company expects to spend less than $1.0 million on capital expenditures for the remainder of fiscal year 2003, which will consist of enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

Net cash from operating activities was $22.4 million and $16.6 million in year-to-date 2003 and year-to-date 2002, respectively, an increase of $5.8 million. The increase is primarily due to effective cost reductions in administrative expenditures and lower interest expense.

Cash from investing activities was $0.4 million and $128.2 million in year-to-date 2003 and in year-to-date 2002, respectively, a decrease of $127.8 million. In year-to-date 2003, the Company received $0.6 million in proceeds from the sale of the South Carolina Property. The Company received $128.4 million in proceeds in year-to-date 2002 from the Realemon Sale.

Cash used in financing activities was $21.6 million and $144.9 million in year-to-date 2003 and year-to-date 2002, respectively, a decrease of $123.3 million. In year-to-date 2002, the Company used $118.0 million of the proceeds from the ReaLemon Sale to repay a portion of the indebtedness under the Term Loan Facility. The Company was able to reduce its Revolving Credit Facility balance in year-to-date 2003 as compared to year-to-date 2002 due to generating higher operating cash flows.

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

The Company was advised by GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., Holdings’ principal stockholders that as of May 2, 2003, each owned $14.1 million in aggregate principal amount of Notes.

Contractual Commitments

On October 1, 2002, the Company entered into a long-term co-pack agreement with a certain supplier to manufacture exclusively the powdered non-dairy creamer products. There are no requirements within the agreement to purchase any specific volume of products. This agreement is for a three-year period and shall automatically extend for one additional period unless notice of non-renewal is given by either party at least two years in advance of the proposed termination. The purchase price of the products is subject to annual adjustments for changes in manufacturing and raw material costs and is subject to varying purchase prices based on volume requirements that may change according to customer demand.

Other disclosure of commitments and contingencies are contained in the Annual Report on Form 10-K for the period ended June 29, 2002 in Note 14 of the Notes to the Financial Statements of Holdings and Eagle.

Redeemable Preferred Stock

The Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”) and the Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) are subject to mandatory redemption at a price per share equal to $100 for Series A Preferred Stock and $100,000 for Series B Preferred Stock plus all dividends accrued and unpaid thereon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock of Holdings representing a majority of the issued and outstanding shares of Common Stock of Holdings then outstanding.

Recent Developments

Effective December 30, 2002, the Company closed its powdered non-dairy creamer manufacturing plant in Chester, South Carolina. Production is now sourced from a third party manufacturer under a long-term co-pack agreement entered into on October 1, 2002. The third-party manufacturer has significantly larger powdered non-dairy creamer plants and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s current cost of production. During the third quarter 2003, the Company sold the property and equipment for a gain of $0.5 million.

In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $0.1 million and $1.2 million for third quarter 2003 and year-to-date 2003, respectively, and included the expense within the classification of “Gain (loss) on sale of product lines, net of reorganization charges and other charges” on the Consolidated Statement of Operations and Comprehensive Income (Loss). The closure costs included $1.1 million for termination pay and benefits for the 79 displaced employees and $0.6 million for other closure costs and other contractual expenditures, net of $0.5 million gain on the sales of the South Carolina Property. As of March 29, 2003, the remaining cash requirements of the Non-Dairy Creamer Plant Closure are expected to total approximately $0.6 million and are expected to be paid by December 2003.

Seasonality

The Company’s net sales, net income and cash flows are affected by a seasonal bias toward the fourth quarter of the calendar year due to increased sales during the holiday season. Three of the Company’s five major product lines (Eagle Brand and the Company’s other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 48% of the Company’s net sales have occurred in the last quarter of the calendar year. As a result of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the September/October period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of significant judgment and estimates on the part of the Company’s management about the effect of matters that are inherently uncertain. Actual results could differ significantly from the estimates under different assumptions or conditions. The following discussion addresses the Company’s critical accounting policies.

Marketing Allowances. The Company offers market development funds, slotting, and other trade spending programs to its customers to support the customers’ promotional activities related to the Company’s product lines and offers various coupon programs to the ultimate consumers. The Company regularly reviews and revises estimates of costs to the Company, when deemed necessary, for the marketing programs based on actual costs incurred or revised spending level by the customers. Actual costs may differ significantly, as the performance from the marketing program may differ from previous expectations.

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

Property, Plant and Equipment and Intangible Assets. Property, plant and equipment is stated at cost and is depreciated on a straight-line method over the estimated useful lives of the assets. Changes in circumstances, such as technological advances or changes to the Company’s capital strategy can result in the actual lives differing from the Company’s estimates. The Company periodically reviews the useful lives of its property, plant and equipment, and where warranted, changes are made that may result in acceleration of depreciation.

Intangible assets are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriately. In accordance with SFAS 142, the Company reviews indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The fair value of the indefinite-lived tradenames are determined using a royalty savings methodology and discounted cash flows and the fair value of goodwill is determined using estimated future discounted cash flow earnings and market valuations based on these cash flow earnings.

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company initially recorded a valuation allowance in fiscal year ended June 29, 2003 for the net deferred tax assets and net operating loss carryforwards. As of March 29, 2003, the valuation allowance was $52.7 million. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Adopted Accounting Statements

In June 2001, the FASB issued SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. Effective June 30, 2002, the Company adopted SFAS No. 142. In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43.7 million against tradenames. After completing the valuation and impairment of the tradenames, a market valuation of goodwill was assessed based on estimated cash flow earnings. As a result, the Company recorded an impairment charge of $12.9 million against goodwill. The transitional impairment charge was recorded as a cumulative effect of an accounting change. The Company’s annual amortization charge will be reduced by an estimated $4.5 million in fiscal year 2003. The useful lives of intangible assets still subject to amortization were not revised because of the adoption of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144. SFAS No. 144, which supersedes SFAS No. 121, applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30. SFAS No. 144 develops an accounting model (based on the model in SFAS No. 121) for disposal of long-lived assets. This model requires that long-lived assets that are to be disposed of be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 was effective for the Company’s first quarter of fiscal year 2003. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

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

In July 2002, the FASB issued SFAS No. 146. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company will apply this pronouncement for activities after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB issued FIN No. 45. FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. FIN No. 45 is effective for all guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for interim and annual periods ending after December 15, 2002. The Company adopted the disclosure requirements and the recognition provisions of FIN 45 in third quarter 2003. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial condition.

Recently Issued Accounting Statements

In January 2003, the FASB issued FIN No. 46. FIN No. 46 expands existing accounting guidance regarding when a variable interest entity is consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. This pronouncement applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. For variable interest entities created prior to February 1, 2003, the provisions of this pronouncement are effective June 29, 2003. The adoption of FIN No. 46 is not expected to have any effect on the Company’s results of operations or financial condition.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at March 29, 2003 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes.

For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2003	2004	2005	2006	Thereafter	Balance at March 29, 2003	Fair Value
Liabilities
Fixed rate					$115,000	$115,000	$78,200
Average interest rate					8.750	8.750%
Variable rate	$780	$8,578	$39,656	$18,718	$—	$67,732	$67,732
Average interest rate	5.650%	5.650%	5.655%	5.650%	—	5.631%

As the table incorporates only the exposures that existed as of March 29, 2003, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.7 million in forecasted annual interest expense.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of March 29, 2003, the Company had purchased 833 milk futures contracts, which settle during various months through June 2004, at a cost of $18.9 million and a current market value of $17.2 million, or an aggregate market loss of $1.7 million. The aggregate market value will increase or decrease based on the future milk prices.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC.

EAGLE FAMILY FOODS, INC.

By:	/s/ CRAIG A. STEINKE
President, Chief Executive Officer and
Chief Financial Officer

Date: May 9, 2003

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

Date: May 9, 2003

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

c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 9, 2003

/s/ CRAIG A. STEINKE
Craig A. Steinke
Chief Executive Officer and Chief Financial Officer