Form 10-K
period 2003-06-28
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2003-09-22
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of class
N/A

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recent completed second fiscal year. None.

As of September 22, 2003, there were 1,002,282 shares of common stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. (“Common Stock”) and 10,000 shares of common stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

PART I

Item 1: Business

Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle Family Foods, Inc. (“Eagle”) is a manufacturer and marketer of a portfolio of leading dry-grocery food products with widely recognized and established brands, including Eagle Brand sweetened condensed milk and Cremora powdered non-dairy creamer. Eagle and Holdings are collectively referred to as the “Company”, unless the context indicates otherwise. Eagle and Holdings were incorporated in Delaware in 1997.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumption on which they were based.

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Significant Events in Fiscal Year 2003

Effective December 30, 2002, the Company closed its powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”). Production is now sourced from a third party manufacturer under a long-term co-pack agreement entered into on October 1, 2002. The third party manufacturer has significantly larger powdered non-dairy creamer plants than the Company had, and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s cost of production. During the year ended June 28, 2003 (“fiscal year 2003”), the Company sold the Chester, South Carolina property, plant and equipment (the “South Carolina Property”) for $0.5 million.

In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $1.2 million in fiscal year 2003, and included the expense within the classification of “Gain (loss) on sale of product lines, net of reorganization charges and other charges” on the Consolidated Statements of Operations and Comprehensive Income (Loss). The closure charges included $1.3 million for termination pay and benefits for the 79 displaced employees, $0.4 million for other plant closure costs and contractual expenditures, offset by the $0.5 million gain on the sale of the South Carolina Property. As of June 28, 2003, the remaining cash requirements of the Non-Dairy Creamer Plant Closure are expected to total $0.3 million and are expected to be paid by December 2003.

Products and Markets

The Company markets and distributes its products through the retail grocery channel, including mass-merchant retailers and club stores, foodservice, the U.S. military, and private label businesses. The Company’s U.S. food business is complemented by a presence in Canada and other foreign countries that represented 7.5%, 7.8% and 7.8% of the Company’s total net sales for fiscal year 2003, and its fifty-two week periods ended June 29, 2002 (“fiscal year 2002”) and June 30, 2001 (“fiscal year 2001”), respectively. The Company utilizes a national retail grocery brokerage company with 47 brokerage houses and 13 independent food brokers to sell its products in the U.S. Non-grocery channels and international markets are serviced through brokers, distributors, or directly, depending on the size and needs of the customers.

The Company’s marketing programs consist of various combinations of media advertising, consumer promotions, and trade promotion. Certain products are also promoted with direct consumer rebate programs. The Company’s customers may also be offered pre-season stocking and in-store promotional allowances. Since many of the Company’s brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes that incorporate its brands. Recipe dissemination is a primary focus during the holiday season for our seasonal brands, None Such mincemeat pie filling, Borden eggnog, and Eagle Brand sweetened condensed milk. The following Company-sponsored Internet sites promote the recipes containing the Company’s products:

– www.eaglebrand.com;	– www.eaglenonesuch.com;
– www.bordeneggnog.com; and	– www.cremora.com.

The Company manufactured and marketed ReaLemon lemon juice from concentrate and ReaLime lime juice from concentrate (collectively, the “ReaLemon business”) until the sale of the ReaLemon business to Mott’s Inc. in September 2001. The net sales percentages provided below exclude the results from the ReaLemon business product lines for the periods provided.

Sweetened condensed milk. The Company manufactures and markets Eagle Brand and additional sweetened condensed milk products in the U.S. In Canada, the Company markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company’s other branded sweetened condensed milk products include Eagle Brand low fat and fat free products, Meadow Gold, and Star and Magnolia Hispanic brands. The Company’s Eagle Brand products carry the Borden and Elsie trademarks. The Company also manufactures sweetened condensed milk under several labels for a customer who distributes and markets these products to certain ethnic markets. In fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively, the Company’s sweetened condensed milk products accounted for 74%, 71% and 69% of the Company’s net sales.

Retail channels, including grocery and mass-merchant retailers, are the primary outlet for the Company’s sweetened condensed milk products and accounted for approximately 80%, 81% and 80% of the Company’s sweetened condensed milk net sales for fiscal year 2003, fiscal year 2002 and fiscal year 2001, respectively. The balance of the Company’s sweetened condensed milk net sales is made through other channels, including foodservice customers, industrial customers, and international markets.

Powdered non-dairy creamers. The Company markets powdered non-dairy creamer under the Cremora and Cremora Royale brand names. In fiscal year 2003, fiscal year 2002 and fiscal year 2001, the Company’s powdered non-dairy creamer products accounted for 18%, 21% and 22% of the Company’s net sales, respectively.

Branded Cremora and Cremora Royale are sold primarily through retail channels and accounted for 67%, 62%, and 73% of the Company’s fiscal year 2003, fiscal year 2002, and fiscal year 2001 powdered non-dairy creamer net sales, respectively. Private label net sales accounted for 13%, 16% and 10% of the Company’s powdered non-dairy creamer net sales for fiscal year 2003, fiscal year 2002 and fiscal year 2001, respectively, with the balance primarily attributable to international and industrial customers (who use non-dairy creamer in producing other food products). As noted previously, the Company’s powdered non-dairy creamer products, as of January 1, 2003, are supplied by a third party manufacturer. Due to this decision to outsource the production of the branded powdered non-dairy creamer products, the Company will no longer focus marketing efforts on the private label and industrial non-dairy creamer channels.

Niche brand products. The Company’s niche brand products include eggnog, mincemeat pie filling and instant coffee.

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

Kava is marketed by the Company and manufactured by a third party independent manufacturer pursuant to a co-packing agreement. Kava is a unique instant coffee, differentiated as the only coffee that is “90% acid-neutralized.” Management believes that Kava’s customer loyalty is significantly higher than that of most other instant coffee brands, and is well positioned to remain high given the brand’s unique position as an acid-neutralized product.

Competition

The Company operates in highly competitive markets. Competition for retail sales to consumers and sales to the retailer in the retail grocery channel is based on several factors, including brand name recognition, quality, price and customer service. Many companies with numerous brands and product offerings compete for retailers’ shelf-space and sales. The Company competes with a significant number of competitors of varying sizes, including divisions or subsidiaries of larger companies. The most significant branded competition encountered by the Company is Nestlé’s Coffee-mate, which competes with Cremora and Cremora Royale. Furthermore, the Company is facing increased competition from private label brands and store brands. A number of these branded and private label competitors have broader product lines, as well as substantially greater financial and other resources available to them compared to the Company.

Industry Overview

The U.S. food industry has historically been relatively stable with growth driven primarily by modest population increases and new products. Over the last ten years, management believes the industry has experienced consolidation as competitors have shed non-core business lines and made strategic acquisitions to strengthen category positions, generate economies of scale in distribution, production and raw material sourcing and create leverage relative to the retail grocery trade through better service and broader market presence.

Grocery retailers have also utilized mergers and acquisitions to consolidate within their industry. Growth in the mass-merchant retailer channel has outpaced growth in the retail grocery channel, and mass- merchant retailers have consequently increased their share of food sales relative to the retail grocery and drug store channels. Furthermore, the convenience store channel has maintained a constant presence within the total grocery industry. Management believes that food companies have broadened their distribution channels to include greater focus on mass-merchant retailers and other alternative distribution channels. Management also believes that another growth opportunity in the U.S. for branded food companies is the foodservice channel, which supplies restaurants, hospitals, schools and other institutions.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s five major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 48% of the Company’s net sales, excluding the ReaLemon and ReaLime brands’ net sales, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which requires the Company to draw additional amounts on its Revolving Credit Facility (as defined below) in that period.

Raw Materials and Suppliers

The primary raw materials used in the Company’s operations include milk, sugar, vegetable oil, corn syrup, and packaging materials. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Cremora and Cremora Royale powdered non-dairy creamer, Kava instant coffee, and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers.

Trademarks, Copyrights and Patents

The Company owns a number of trademarks, licenses and patents. The Company’s principal trademarks include Eagle Brand, Cremora, and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on certain products and their extensions. The Borden and Elsie trademarks are currently used on (1) the entire line of Eagle Brand products, including condensed or evaporated milk, (2) shelf-stable eggnog, and (3) Cremora powdered non-dairy creamer. The Borden trademark is also currently used on Magnolia sweetened condensed milk. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from BFC, the Company holds an exclusive and royalty-free license from Dean Foods Limited (f.k.a. Southern Foods Group, L.P.) to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five year term, which is renewable automatically for subsequent five year terms and terminable at the option of the Company upon one year’s notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. A third party owns the Cremora trademark in Africa and the Middle East. The Company also owns various patents and copyrights associated with the business.

Employees

As of June 28, 2003, the Company employed approximately 165 people, including 93 hourly and 72 salaried employees. The Wellsboro, Pennsylvania and Starkville, Mississippi plants are unionized plants. As of June 28, 2003, union employees represented approximately 56% of the Company’s total work force. At Starkville, the Teamsters Local 984 has a contract expiring on January 31, 2005 and at Wellsboro, the United Food and Commercial Workers Union-Local 174 has a contract expiring on February 5, 2005. Management believes that relations with the Company’s employees and unions are generally good.

Business History

On January 23, 1998 (the “Acquisition Closing”), Eagle acquired certain assets of Borden Foods Corporation (“BFC”), BFC Investments, L.P. (“BFC Investments”) and certain of their affiliates for an aggregate purchase price of $376.8 million (the “Acquisition”). The assets acquired included, among other things: (1) four manufacturing facilities located in Wellsboro, Pennsylvania; Starkville, Mississippi; Waterloo, New York; and Chester, South Carolina; (2) all machinery and equipment located at these facilities; (3) the trademarks Eagle Brand; ReaLemon; ReaLime; Cremora; Kava; None Such and certain other trademarks in North America and in certain foreign territories; and (4) a non-compete and non-solicitation agreement from BFC and certain of its affiliates.

Financing for the Acquisition and related fees and expenses consisted of (1) $82.5 million of equity contribution from Holdings (which was financed by Holdings’ issuance of preferred and common stock in that amount to GE Investment Private Placement Partners II, a Limited Partnership (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg” and together with GEI, the “Equity Sponsors”), and certain members of the Company’s management, (the “Management Investors”), who contributed approximately $1.7 million of such amount (the “Equity Contribution”); (2) the issuance of $115.0 million of 8.75% senior subordinated notes due 2008 (the “Notes”); and (3) senior secured credit facilities (the “Senior Credit Facilities”) in an aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility (the “Term Loan Facility”) and a $70.0 million revolving credit facility (the “Revolving Credit Facility”).

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

In September 2001, Eagle and Holdings completed the sale to Mott’s Inc. and Cadbury Beverages Delaware, Inc. of Eagle’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names (the “ReaLemon product lines”) and related assets for $128.4 million (the “ReaLemon Sale”).

In July 2001, the Company began implementing a plan (“the Plan”) to reorganize the management and operations of the Company as a result of the then pending ReaLemon Sale, which reduced the sales and operating base of the Company. The Plan included (1) the resignation of John O’C. Nugent as Chief Executive Officer and President of the Company; (2) the appointment of Craig A. Steinke as Chief Executive Officer and President in addition to serving as the Chief Financial Officer of the Company; (3) the resignations of other executive officers of the Company; and (4) the closure of the corporate office in Tarrytown, New York and the research and development office in Columbus, Ohio.

As part of the Plan, the number of corporate and administrative employees of the Company was reduced by 64% during the two quarters ended December 29, 2001, with the majority of the reductions occurring in the quarter ended September 29, 2001. In addition, the Company’s overall administrative cost structure was reduced by renegotiation of annual service contracts with third party vendors, elimination of office leases and related costs and reductions in travel, entertainment and other administrative expenses.

Certain Legal and Regulatory Matters

Public Health. The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain information required to appear on the labels of food products. The operations and the products of the Company are also subject to state and local regulation through such measures as: licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Management believes that the Company’s facilities and practices are in compliance with applicable government regulations in all material respects. The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents. See “Risk Factors— The Company’s operations are subject to comprehensive public health regulations.”

Environment. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment. The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, the remediation of contaminated soil and groundwater. As such, the nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company’s business, financial condition or results of operations. See “Risk Factors— The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, the remediation of contaminated soil and groundwater.”

Risk Factors

In connection with a review of this Annual Report on Form 10-K, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of June 28, 2003, the outstanding indebtedness was $193.3 million, with maturities of $8.6 million, $51.0 million and $18.7 million in the fiscal years 2004 through

2006 on the Senior Credit Facilities and $115 million in fiscal year 2008 on the Notes. This substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company to satisfy its obligations to creditors, including holders of its Notes, who could upon default require the Company to accelerate principal and interest payment;

•	limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, the Company’s growth, research and development costs or other general corporate purposes;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which will reduce the cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and in the industry in which the Company operates;

•	increase the vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	place the Company at a disadvantage compared to its competitors that have less debt; and

•	expose the Company to risks inherent in interest rate fluctuations because some of the indebtedness bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates.

Any of the above listed factors could have a material adverse affect on the Company’s business and results of operations and its ability to meet its obligations.

The credit agreement governing the Company’s Senior Credit Facilities restricts management’s discretion in operating the Company’s business. In addition, the credit agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The credit agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions and make capital expenditures.

The markets in which the Company competes are highly competitive. The Company competes with large and established national and multinational companies, as well as smaller companies. Some of these competitors have, and new competitors may have, substantially greater resources than the Company has. Consequently, it cannot be assured that the Company will be able to compete effectively in the future. See “Competition.”

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Cremora and Cremora Royale powdered non-dairy creamer, Kava instant coffee, sweetened condensed milk marketed in Canada, and Borden eggnog are obtained in final product form from third party manufacturers. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

•	relationships with the Company’s suppliers or third party manufacturers;

•	financial condition of the suppliers or third party manufacturers; or

•	the suppliers’ or third party manufacturers’ ability to manufacture and deliver outsourced products on a timely basis.

There is no assurance that the Company could quickly or effectively replace any of its suppliers or third party manufacturers if the need arose. The Company’s dependence on these suppliers and third party manufactures could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

The Company manufactures all of its U. S. sweetened condensed milk at two facilities and is dependent on such facilities for production. The Company manufactures sweetened condensed milk for the U.S. markets at the Wellsboro, PA and Starkville, MS facilities. These facilities are subject to the normal hazards that could result in any material damage to any such facility. Damage to the facilities, or prolonged interruption in the operations of the facilities for repairs or other reasons, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture and market new products or line extensions to its existing product lines. The Company cannot predict whether it will be successful in the introduction, marketing and manufacture of any new products. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing product, which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect the Company’s business, financial condition and results of operations.

The Company is dependent on a concentrated customer base. The Company does not have long-term sales agreements or other contractual assurances as to future sales with any of its customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. To the extent such concentration continues to occur, the Company’s net sales and operating income may be increasingly sensitive to deterioration in the financial condition of its customer base, or other adverse developments involving the Company’s relationship with its customers.

The Company’s operations are subject to comprehensive public health regulations. The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain information required to appear on the labels of food products.

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

Management believes that the Company’s facilities and practices comply with applicable government regulations in all material respects, but there can be no assurance that the Company will not incur liabilities in the future. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, the remediation of contaminated soil and groundwater. As such, the nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company’s business, financial condition or results of operations. In connection with the Acquisition, the Company assumed all past and future environmental liabilities related to the acquired business. The Company would have been indemnified by BFC and BFC Investments with respect to certain pre-Acquisition Closing environmental liabilities identified by January 2003. No liabilities were identified. There can be no assurances that past material environmental liabilities will not be identified or that new material environmental liabilities will not be incurred. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Available Information.

The Company’s Internet address is www.eaglefamilyfoods.com. The Company does not make available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on the Internet, but these reports will be furnished free of charge upon request to the Secretary of the Company at (614) 501-4200.

Item 2: Properties

The Company produces its U.S. sweetened condensed milk and mincemeat pie filling products in two Company-owned manufacturing facilities, as described in the following table. Management believes that the Company’s manufacturing plants have sufficient capacity to accommodate the Company’s needs for the foreseeable future.

Location	Square Feet	Products Manufactured
Wellsboro, PA	119,000	Sweetened condensed milk, mincemeat pie filling
Starkville, MS	49,000	Sweetened condensed milk

In addition to the owned manufacturing facilities described above, as of June 28, 2003, the Company leased 20,000 square feet of office space in Columbus, Ohio and uses public warehouse space in numerous locations in variable amounts as needed.

Item 3: Legal Proceedings

The Company is subject to litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding, which is material, or in the opinion of management, is likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5: Market for Registrants’ Common Equity and Related Stockholder Matters

There is no established public trading market for the common stock of Holdings or Eagle. As of September 22, 2003, Holdings was the only holder of Eagle common stock. As of September 22, 2003, there were approximately 22 holders of Holdings’ common stock.

No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings and Eagle are restricted from declaring dividends on their common stock by the Senior Credit Facilities. See Note 7 of the Notes to the Financial Statements of Holdings and Eagle included elsewhere in this Annual Report on Form 10-K.

Item 6: Selected Financial Data

The selected financial data set forth below (dollars in thousands) as of June 28, 2003 and June 29, 2002, and for fiscal year 2003, fiscal year 2002, and fiscal year 2001 are derived from audited financial statements included elsewhere herein. The selected financial data set forth below as of July 3, 1999, July 1, 2000, and June 30, 2001 and the fifty-two week period ended July 1, 2000 (“fiscal year 2000”), and the fifty-three week period ended July 3, 1999 (“fiscal year 1999”) are derived from the financial statements not included elsewhere herein. The results of operations were affected by certain reclassifications made to comply with the Emerging Issues Task Force (“EITF”) No. 00-14 and No. 00-25, as described in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These reclassifications had no impact on operating income, net loss or cash flows.

	Fifty-Three Week Period Ended July 3, 1999(a)	Fifty-Two Week Period Ended July 1, 2000(a)	Fifty-Two Week Period Ended June 30, 2001(a)	Fifty-Two Week Period Ended June 29, 2002(a)		Fifty-Two Week Period Ended June 28, 2003(a)
Statement of Operations Data:(b)
Net sales	$205,668	$186,165	$185,570	$143,849		$128,722
Cost of goods sold	111,026	111,140	102,650	101,273		81,313

Gross profit	94,642	75,025	82,920	42,576		47,409
Distribution expenses	12,947	13,098	12,851	9,004		8,292
Marketing expense	42,382	27,071	20,284	12,335		11,158
General & administrative expense	12,406	13,580	13,363	8,824		7,619
Amortization of intangible assets	21,249	11,156	11,157	8,052		1,660
Gain (loss) on sale of product lines, net of reorganization charges and other charges	—	—	—	18,722	(c)	(1,190)
Other operating income	—	(1,212)	—	—		—

Operating income	5,658	11,332	25,265	23,083		17,490
Net loss	$(14,485)	$(11,610)	$(5,434)	$(31,709	) (d)	$(54,606	) (e)
Other Financial Data:
Depreciation and amortization(f)	$26,497	$20,553	$19,756	$28,427		$6,772
Capital expenditures	13,744	7,564	3,568	414		610

	As of July 3, 1999(a)	As of July 1, 2000(a)	As of June 30, 2001(a)	As of June 29, 2002(a)	As of June 28, 2003
Balance Sheet Data:
Inventories	$41,757	$33,780	$36,929	$35,491	$32,594
Net property and equipment	33,798	33,775	31,014	8,670	5,574
Total assets	417,286	396,670	387,546	224,424	158,494
Total debt, including current maturities	338,500	327,500	333,500	203,788	193,252
Stockholder’s equity	41,795	39,972	34,563	2,709	(51,775)

(a)	The statements of operations and the balance sheets set forth above reflect the financial position and results of operations of Eagle. With the exception of stockholder’s equity, Series A Non-Voting Preferred Stock (“Series A Preferred Stock”) and the Series B Non-Voting Preferred Stock (the “Series B Preferred Stock,” together with Series A Preferred Stock, “Redeemable Preferred Stock”), this information is substantially consistent with that of Holdings. The following represents stockholders’ deficit and Redeemable Preferred Stock of Holdings:

	As of July 3, 1999	As of July 1, 2000	As of June 30, 2001	As of June 29, 2002	As of June 28, 2003
Stockholders’ deficit	$(52,235)	$(74,314)	$(91,362)	$(135,802)	$(204,302)
Redeemable Preferred Stock	93,302	113,555	125,163	137,129	151,145

(b)	The adoption of EITF No. 00-14 and No. 00-25, effective first quarter of 2002, resulted in the following reclassifications to fiscal year 1999, fiscal year 2000 and fiscal year 2001: net sales were reduced by $34.1 million, $38.6 million and $35.1 million, respectively; distribution expense was reduced by $0.5 million, $1.0 million and $1.0 million, respectively; and marketing expense was reduced by $33.6 million, $37.6 million and $34.1 million, respectively. These reclassifications had no impact on operating income, net loss and cash flows.
(c)	Represents the $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million
(d)	In fiscal year 2002, the Company recorded a valuation allowance for its deferred tax assets and net operating loss carryforwards of $33.2 million.
(e)	In fiscal year 2003, the Company recorded an impairment charge of $56.6 million upon the adoption of SFAS No. 142.
(f)	Includes the amortization of debt issuance cost of $920, $1,823, $2,322, $2,878, and $1,451 for fiscal year 1999, fiscal year 2000, fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for fiscal year 2003, fiscal year 2002 and fiscal year 2001 of the Company. With the exception of Stockholder’s Equity, Redeemable Preferred Stock and an intercompany payable of $1.4 million, the financial condition and results of operations of Eagle are substantially consistent with that of Holdings. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

The results of operations were affected by certain reclassifications made to comply with the new accounting standards, EITF Issue No. 00-14, “Accounting for Certain Sales Incentives” and EITF Issue No. 00-25, “Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor’s Products”. Under these Issues, the EITF concluded that certain consumer and trade sales promotion expenses, such as coupon redemption costs, cooperative advertising programs, new product introduction fees, feature price discounts and in-store display incentives should be classified as a reduction of sales rather than as marketing expense. The adoption of these Issues, effective in the first calendar quarter of 2002, resulted in the following reclassifications to fiscal year 2001: net sales were reduced by $35.1 million; distribution expense was reduced by $1.0 million; and marketing expense was reduced by $34.1 million. These reclassifications had no impact on operating income, net loss and cash flows.

The following table sets forth the results of operations as a percentage of net sales for fiscal year 2003, fiscal year 2002 and fiscal year 2001.

	Results of Operations
	Fifty-Two Week Period Ended June 28, 2003	Fifty-Two Week Period Ended June 29, 2002	Fifty-Two Week Period Ended June 30, 2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.2	62.7	55.3
Cost of goods sold, accelerated depreciation	—	7.7	—

Total cost of goods sold	63.2	70.4	55.3
Gross margin	36.8	29.6	44.7
Distribution expense	6.4	6.3	6.9
Marketing expense	8.7	8.6	10.9
General & administrative expense	5.9	6.1	7.2
Amortization of intangible assets	1.3	5.6	6.0
Gain (loss) on sale of product lines/reorganization	(0.9)	13.0	—

Operating income	13.6%	16.0%	13.7%

In July 2001, the Company implemented the Plan, which reorganized the management and operations of the Company. This was executed because of the ReaLemon Sale that had reduced the sales and operating base of the Company.

On September 19, 2001, the Company sold to Motts Inc. and Cadbury Beverages Delaware, Inc. the Company’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names and related assets including inventory and the manufacturing facility in Waterloo, New York.

The following table sets forth the unaudited consolidated results of operations of the Company excluding the results of operations of the ReaLemon product lines for fiscal year 2002 and fiscal year 2001. The information is intended to provide comparable results for the continuing product lines for the periods presented in a manner used by the Company to assist in making internal operating decisions. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

Results of Operations Excluding the ReaLemon Product Lines

	Fifty-Two Week Period Ended June 28, 2003	Fifty-Two Week Period Ended June 29, 2002	Fifty-Two Week Period Ended June 30, 2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.2	64.2	60.2
Cost of goods sold, accelerated depreciation	—	8.4	—

Gross profit	36.8	27.4	39.8
Distribution expense	6.4	6.0	6.3
Marketing expense	8.7	8.7	11.0
General & administrative expense	5.9	6.7	10.4
Amortization of intangible assets	1.3	5.4	5.6
Other operating loss	(0.9)	—	—

Operating income	13.6%	0.6%	6.5%

Results of Operations

Fifty-Two Week Periods Ended June 28, 2003 and June 29, 2002.

Net Sales. The Company’s net sales for fiscal year 2003 were $128.7 million as compared to $143.8 million for fiscal year 2002, a decrease of $15.1 million, or 10.5%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2003 and fiscal year 2002 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2003	Percentage of Net Sales	Net Sales Fiscal Year 2002	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$95.0	73.8%	$93.5	65.0%
Lemon and lime juices	ReaLemon and ReaLime	—	—	11.6	8.1
Non-dairy creamer	Cremora, Cremora Royale	16.6	12.9	18.7	13.0
	Private label, industrial and other	6.5	5.1	8.8	6.1
Niche brand products	Borden, None Such, and Kava	10.6	8.2	11.2	7.8

Total		$128.7	100.0%	$143.8	100.0%

Net sales of sweetened condensed milk increased by $1.5 million for fiscal year 2003 as compared to fiscal year 2002. The Company experienced sales growth with its Hispanic branded products and within the private label sweetened condensed milk business.

The decrease in net sales of $15.1 million from fiscal year 2003 as compared to fiscal year 2002 was primarily due to $11.6 million of lower net sales from the ReaLemon product lines. On September 19, 2001, the Company consummated the ReaLemon Sale.

Non-dairy creamer net sales decreased by $4.4 million for fiscal year 2003 as compared to fiscal year 2002. Of this decrease, the retail branded non-dairy creamer net sales decreased by $2.1 million. The private label and industrial non-dairy creamer net sales decreased by $2.3 million. The Company continues to experience increasingly competitive conditions within the non-dairy creamer category. As a result of the Non-Dairy Creamer Plant Closure and the non-dairy creamer co-pack agreement mentioned above, the Company no longer manufactures or markets products within the private label and industrial non-dairy creamer category, but will continue to focus on the branded non-dairy creamer product lines.

Cost of Goods Sold. Cost of goods sold was $81.3 million for fiscal year 2003 as compared to $101.3 million for fiscal year 2002, a decrease of $20.0 million, or 19.7%. The decrease is due to a $11.1 million charge for accelerated depreciation in fiscal year 2002 which related principally to long-lived assets that were taken out of service before the end of their normal service period, $5.2 million for the ReaLemon product lines in fiscal year 2002, the effect of the lower private label non-dairy creamer sales volume in fiscal year 2003 compared to fiscal year 2002, and lower raw material costs, primarily milk. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2003 decreased to 63.2% from 70.4% for fiscal year 2002. This favorable change in percentage is the result of the lower depreciation expense in fiscal year 2003 as compared to fiscal year 2002.

Distribution Expense. Distribution expense was $8.3 million for fiscal year 2003 as compared to $9.0 million for fiscal year 2002, a decrease of $0.7 million, or 7.8%. The decrease in distribution expense was due to a reduction of $1.1 million for the ReaLemon product lines in fiscal year 2002. This was offset by higher warehousing and freight costs in fiscal year 2003 associated with moving the non-dairy creamer inventory from the plant to third party warehouses in expectation of the Non-Dairy Creamer Plant Closure. Expressed as a percentage of net sales, distribution expense was 6.4% and 6.3% for fiscal year 2003 and fiscal year 2002, respectively.

Marketing Expense. Marketing expense was $11.2 million for fiscal year 2003 as compared to $12.3 million for fiscal year 2002, a decrease of $1.1 million, or 8.9%. Expressed as a percentage of net sales, marketing expense was 8.7% and 8.6% for fiscal year 2003 and fiscal year 2002, respectively. The decrease in marketing expense was primarily due to $0.8 million of marketing expense in fiscal year 2002 related to the ReaLemon product lines and a reduction in administrative expenses pursuant to the Plan.

General & Administrative (“G&A”) Expense. G&A expense was $7.6 million for fiscal year 2003 as compared to $8.8 million for fiscal year 2002, a decrease of $1.2 million, or 13.6%. Expressed as a percentage of net sales, G&A expense was 5.9% and 6.1% for fiscal year 2003 and fiscal year 2002, respectively. The decrease in G&A expense was primarily due to the execution of the Plan as noted above.

Amortization of Intangible Assets. Amortization of intangible assets was $1.7 million for fiscal year 2003 and $8.1 for fiscal year 2002. In accordance with SFAS No. 142 as of June 30, 2002, the Company will no longer amortize indefinite-lived assets, but evaluate the assets for impairment annually. (See additional discussion under “Recently Adopted Accounting Statements” as described below.)

Gain (Loss) on Sales of Product Lines, Net of Reorganization Charges and Other Charges. In fiscal year 2003, the Company recorded a charge of $1.7 million to cover severance and other costs associated with the Non-Dairy Creamer Plant Closure, offset by a $0.5 gain on the sale of the South Carolina Property. In fiscal year 2002, the Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million.

Operating Income. Operating income was $17.5 million for fiscal year 2003 as compared to $23.1 million for fiscal year 2002, a decrease of $5.6 million, or 24.2%. The decrease results primarily from the $18.7 million gain on the ReaLemon Sale in fiscal year 2002, the $4.4 million of operating income from the ReaLemon product lines in fiscal year 2002, offset by the $11.1 million charge for accelerated depreciation. Other factors contributing to the decrease were the $1.2 million Non-Dairy Creamer Plant Closure charge in fiscal year 2003, offset by reductions in administrative costs, marketing expense and amortization expense as discussed above.

Interest Expense. Net interest expense was $15.6 million for fiscal year 2003 as compared to $20.7 million for fiscal year 2002, a decrease of $5.1 million. The decrease was primarily due to lower average interest rates and lower average debt balances for fiscal year 2003 as compared to fiscal year 2002. The average debt balance is lower in fiscal year 2003 compared to fiscal year 2002 as the Company used $118.0 million of proceeds from the ReaLemon Sale to repay indebtedness in fiscal year 2002.

Income Taxes. Income tax expense was less than $0.1 million for fiscal year 2003 as compared to an income tax benefit of $34.1 million for fiscal year 2002. In fiscal year 2002, the Company established a tax valuation allowance for $33.2 million for the Company’s net deferred tax assets and net operating loss caryforwards. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) which requires the recording of a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company has experienced pretax losses over the past several years, excluding the gain in fiscal year 2002 on the ReaLemon Sale. Management continues to see lower industry market values in the current economic environment which could affect the tax planning strategies available to the Company. Therefore, the Company will continue to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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

Fifty-Two Week Periods Ended June 29, 2002 and June 30, 2001.

Net Sales. The Company’s net sales for fiscal year 2002 were $143.8 million as compared to $185.6 million for fiscal year 2001, a decrease of $41.8 million, or 22.5%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2002 and fiscal year 2001 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2002	Percentage of Net Sales	Net Sales Fiscal Year 2001	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$93.5	65.0%	$89.7	48.3%
Non-dairy creamer	Cremora, Cremora Royale	18.7	13.0	20.6	11.1
	Private label and other	8.8	6.1	8.3	4.5
Lemon and lime juices	ReaLemon and ReaLime	11.6	8.1	55.5	29.9
Niche brand products	Borden, None Such, Kava	11.2	7.8	11.3	6.1
Lemonade liquid concentrate	ReaLemonade	—	—	0.2	0.1

Total		$143.8	100.0%	$185.6	100.0%

The decrease in net sales was primarily attributable to the sale of the ReaLemon product lines in September 2001, resulting in a decrease of $43.9 million in lemon and lime juice net sales. The decrease in the net sales of the non-dairy creamer product line was the result of increased marketing initiatives by the Company’s competitors. The increase in sweetened condensed milk product net sales of $3.8 million was primarily due to higher sales volumes for sweetened condensed milk private label and Hispanic brands.

Cost of Goods Sold. Cost of goods sold was $101.3 million for fiscal year 2002 as compared to $102.7 million for fiscal year 2001, a decrease of $1.4 million, or 1.4%. In fiscal year 2002, the Company recorded $11.1 million of accelerated depreciation related principally to long-lived assets that were taken out of service before the end of their normal service period due to the Plan. Expressed as a percentage of net sales, cost of goods sold increased to 70.4% from 55.3% for 2001. The increase in the percentage was due to the charge for the accelerated depreciation, an increase in the sales of lower priced industrial and private label non-dairy creamer products, and higher raw material costs, principally milk and sugar used in the production of sweetened condensed milk. In early fiscal year 2002, milk prices rose to levels significantly above historical averages and negatively affected costs of goods sold.

Distribution Expense. Distribution expense was $9.0 million for fiscal year 2002 as compared to $12.9 million for fiscal year 2001, a decrease of $3.9 million, or 30.2%. The decrease in distribution expense is primarily due to $3.6 million reduction after the sale of the ReaLemon product lines. Expressed as a percentage of net sales, distribution expense was 6.3% and 7.0% for fiscal year 2002 and fiscal year 2001, respectively. The decrease of 0.7% was primarily due to a reduction in administrative support staff in fiscal year 2002 pursuant to the Plan and reduced distribution expense associated with the ReaLemon product lines.

Marketing Expense. Marketing expense was $12.3 million for fiscal year 2002 as compared to $20.3 million for fiscal year 2001, a decrease of $8.0 million, or 39.4%. The decrease was primarily due to the reduction in marketing administrative costs related to the Plan and $5.3 million reduction after the sale of the ReaLemon product lines. Expressed as a percentage of net sales, marketing expense for fiscal year 2002 decreased to 8.6% from 10.9% for fiscal year 2001.

G&A Expense. G&A expense was $8.8 million for fiscal year 2002 as compared to $13.4 million for fiscal year 2001, a decrease of $4.6 million, or 34.3%. Expressed as a percentage of net sales, G&A expense was 6.1% and 7.2% for fiscal year 2002 and fiscal year 2001, respectively. The decrease in G&A expense was primarily due to the execution of the Plan as noted above.

Amortization of Intangible Assets. Amortization of intangible assets was $8.0 million for fiscal year 2002 and $11.2 for fiscal year 2001. The decrease is due to the write-off of the net book value of certain tradenames and other intangible assets sold pursuant to the ReaLemon Sale.

Gain (Loss) on Sales of Product Lines, Net of Reorganization Charges and Other Charges. In fiscal year 2002, the Company recognized an $18.7 million gain on the ReaLemon Sale, net of reorganization charges of $4.8 million.

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

Interest Expense. Net interest expense was $20.7 million for fiscal year 2002 as compared to net interest expense of $33.2 million for fiscal year 2001, a decrease of $12.5 million. The decrease was primarily due to lower average interest rates and lower average debt balances during 2002. The average debt balance was lower for fiscal year 2002 compared to fiscal year 2001 as proceeds from the ReaLemon Sale were used to repay indebtedness under the Term Loan Facility.

Income Taxes. The Company recorded an income tax expense of $34.1 million for fiscal year 2002 as compared to a $2.9 million income tax benefit for fiscal year 2001. The Company established a tax valuation allowance for $33.2 million for the Company’s net deferred tax assets and net operating loss caryforwards. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109 which requires the recording of a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. In absence of favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company experienced pretax losses over the past three years, excluding the gain in fiscal year 2002 on the ReaLemon Sale. Management saw lower industry market values in the economic environment during the reported periods which could affect the tax planning strategies available to the Company. As a result of these factors, the Company recorded a full valuation allowance under the provisions of SFAS No. 109.

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

Liquidity and Capital Resources

Borrowings under the Term Loan Facility were $52.3 million and $53.2 million at June 28, 2003 and June 29, 2002, respectively. The Term Loan Facility matures $8.6 million, $25.0 million and $18.7 million in the fiscal years 2004 through 2006, respectively. The Company has a $50.0 million Revolving Credit Facility, of which $26.0 million and $35.6 million was outstanding at June 28, 2003 and June 29, 2002, respectively. Included in the Revolving Credit Facility is a $10.0 million swingline loan that is utilized for short-term borrowings for periods less than thirty days. The Revolving Credit Facility matures in fiscal year 2005.

Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

The Company amended its Credit Agreement pursuant to an amendment dated November 21, 2002. Pursuant to the Amendment, the lenders waived compliance with certain coverage ratio financial covenants for the period commencing on and including December 29, 2002 and ending on and including the Revolving Credit Facility maturity date. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December of any year and ending not later than January 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization, sets forth maximum requirements for capital expenditures, and changed the total allowable commitment and interest rates. The Company is in compliance with the abovementioned covenants and it believes it can meet existing bank covenants pursuant to the Credit Agreement, as amended, for each of the next four quarters ending July 3, 2004.

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

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.6 million on capital projects in fiscal year 2003 to fund expenditures at existing facilities. The Company expects to spend approximately $1.0 million on capital projects in the Company’s fiscal year ending July 3, 2004 to fund expenditures at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

Net cash provided from operating activities was $11.8 million and $3.0 million for fiscal year 2003 and fiscal year 2002, respectively. The increase in net cash from operating activities is primarily due to effective cost reductions in administrative expenditures and lower interest expense.

Cash used in investing activities in fiscal year 2003 was minimal and cash from investing activities in fiscal year 2002 was $128.1 million, a decrease of $128.0 million. In fiscal year 2003, the Company received $0.6 million in proceeds from the sale of the South Carolina Property, offset by $0.6 million of capital expenditures. In fiscal year 2002, the Company received $128.4 million in proceeds from the Realemon Sale.

Cash used in financing activities was $11.1 million and $131.3 million in fiscal year 2003 and in fiscal year 2002, respectively, a decrease of $120.2 million. In fiscal year 2002, the Company used $118.0 million of proceeds from the ReaLemon Sale to repay a portion of the indebtedness under the Term Loan Facility. The Company was also able to reduce its Revolving Credit Facility in fiscal year 2003 due to generating higher operating cash flows.

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

GEI and Warburg, Holdings’ principal stockholders, each owned $14.1 million in aggregate principal amount of Notes as of August 18, 2003.

Significant Events in Fiscal Year 2003

Effective December 30, 2002, the Company closed its powdered non-dairy creamer manufacturing plant in Chester, South Carolina. Production is now sourced from a third party manufacturer under a long-term co-pack agreement entered into on October 1, 2002. The third party manufacturer has significantly larger powdered non-dairy creamer plants than the Company had and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s cost of production. During fiscal year 2003, the Company sold the South Carolina Property for $0.5 million.

In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge $1.2 million in fiscal year 2003, and included the expense within the classification of “Gain (loss) on sale of product lines, net of reorganization charges and other charges” on the Consolidated Statements of Operations and Comprehensive Income (Loss). The closure charges included $1.3 million for termination pay and benefits for the 79 displaced employees, $0.4 million for other plant closure costs and contractual expenditures, offset by a $0.5 million gain on the sale of the South Carolina Property. As of June 28, 2003, the remaining cash requirements of the Non-Dairy Creamer Plant Closure are expected to total $0.3 million and are expected to be paid by December 2003.

Commitments and Contingencies

The Company may enter into long-term contracts for the purchase of certain raw materials. At June 28, 2003, the Company did not have any long-term purchase commitments. The Company intends to utilize the raw materials under its outstanding purchase commitments in production. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s commitments and contingencies at June 28, 2003 (dollars in thousands):

	Payments Due by Period
Contractural Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$193,252	$8,578	$69,674	$115,000	$—
Operating lease obligations	508	411	97	—	—
Purchase obligations	6,182	6,182	—	—	—

Total	$199,942	$15,171	$69,771	$115,000	$—

Redeemable Preferred Stock

Redeemable Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value for each series of Preferred Stock plus all dividends accrued and unpaid there upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s five major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 48% of the Company’s net sales, excluding the ReaLemon and ReaLime brands’ net sales, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which requires the Company to draw additional amounts on its Revolving Credit Facility during this period.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of significant judgment and estimates on the part of the Company’s management about the effect of matters that are inherently uncertain. Actual results could differ significantly from the estimates under different assumptions or conditions. The Company’s significant accounting policies are described in the Notes to the Financial Statements within this Annual Report on Form 10-K. The following discussion addresses the Company’s most critical accounting policies.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated on a straight-line method over the estimated useful lives of the assets. Changes in circumstances, such as technological advances or changes to the Company’s capital strategy, can result in the actual lives differing from the Company’s estimates. The Company periodically reviews the useful lives of its property, plant and equipment, and where warranted, changes are made that may result in acceleration of depreciation.

Intangible Assets and Goodwill. Intangible assets are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriately. In accordance with SFAS 142, the Company reviews goodwill and indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The fair value of the indefinite-lived tradenames are determined using a royalty savings methodology and discounted cash flows and the fair value of goodwill is determined using estimated future discounted cash flow earnings and market valuations based on these cash flow earnings.

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company initially recorded a valuation allowance in fiscal year ended June 29, 2002 for the net deferred tax assets and net operating loss carryforwards. As of June 28, 2003, the valuation allowance was $53.3 million. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Adopted Accounting Statements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition and for periods subsequent to acquisition. Effective June 30, 2002, the Company adopted SFAS No. 142. In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43.7 million against tradenames. After completing the valuation and impairment of the tradenames, a market valuation of goodwill was assessed based on estimated cash flow earnings. As a result, the Company recorded an impairment charge of $12.9 million against goodwill. The transitional impairment charge was recorded as a cumulative effect of an accounting change. The Company’s annual amortization charge will be reduced by an estimated $4.5 million in fiscal year 2003. The useful lives of intangible assets still subject to amortization were not revised because of the adoption of SFAS No. 142.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company has adopted this pronouncement for activities after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this pronouncement is to be applied prospectively, and is effective in the first quarter of the Company’s fiscal year 2004. The adoption of this pronouncement is not expected to have any effect on the Company’s results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumption on which they were based.

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The following table presents a description of the financial instruments that were held by the Company at June 28, 2003 and that were sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts are reflected in U.S. dollars (in thousands).

	2004	2005	2006	2007	Thereafter	Total	Fair Value
Liabilities
Fixed Rate					$115,000	$115,000	$78,200
Average Interest Rate					8.750%	8.750%
Variable Rate	$8,578	$50,956	$18,718	$—	$—	$78,252	$78,252
Average Interest Rate	5.350%	5.314%	5.350%	—	—	5.327%

As the table incorporates only those exposures that existed as of June 28, 2003, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.8 million in forecasted interest expense.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of June 28, 2003, the Company had purchased 490 milk futures contracts, which will settle during various months through June 2004, at a cost of $11.5 million and a current market value of $11.3 million, or an aggregate market loss of $0.2 million. The aggregate market value will increase or decrease based on the future milk prices.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumption on which they were based.

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 8: Financial Statements and Supplementary Data

See Item 15: “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of June 28, 2003, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

(b) Change in internal controls.

There was no change in the registrants’ internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART III

Item 10: Directors and Executive Officers of the Registrants

The directors of the Company and executive officers of Holdings and Eagle are as follows:

Name	Age	Position
Craig A. Steinke	46	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director*
Michael P. Conti	34	Vice President, Finance*
Kelly J. Crouse	40	Vice President, Marketing
Ronald E. Hord, Jr.	41	Vice President, Supply Chain
Lori S. Snowden	43	Secretary* and Financial Controller
Harold G. M. Strunk	46	Vice President, Sales
David A. Barr	40	Director
Andreas T. Hildebrand	35	Director
Kewsong Lee	38	Director
Mark J. Strelecki	36	Director
Donald W. Torey	46	Director

*Messrs. Steinke and Conti and Ms. Snowden hold these same positions at Holdings and are the executive officers of Holdings.

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

Kelly J. Crouse has served as Vice President, Marketing of Eagle since August 2001. From 1998 through August 2001, Mr. Crouse served as Director of Customer Marketing and as Area Vice President of Sales at Eagle. Between 1994 and 1998, Mr. Crouse served as a National Trade Marketing Manager and Midwest Regional Sales Manager with BFC’s, Pasta/Sauce Division.

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

Harold G. M. Strunk has served as Vice President, Sales of Eagle since August 2001. From 1998 through August 2001 Mr. Strunk held positions of Director of Sales Support and Vice President of International Sales of

Eagle. Between 1996 and 1998, Mr. Strunk held various managerial positions in sales and marketing with BFC and Borden, Inc.

David A. Barr has served as a Director of Holdings and Eagle since August 2001. Mr. Barr has served as a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC (“EMW LLC”) and General Partner of Warburg, Pincus & Co. (“WP”) since January 1, 2001. Prior to joining EMW LLC, Mr. Barr was a Managing Director at Butler Capital Corp., a private investment firm focused on middle market management buyouts. His present service as a director includes membership on the boards of TransDigm Holding Company and Wellman, Inc.

Andreas T. Hildebrand has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Hildebrand has served as Managing Director of the Private Equity Group of General Electric Asset Management (“GEAM”) since July 2000 and Vice President of GEAM since May 1997. Mr. Hildebrand presently serves as a director of several privately held companies.

Kewsong Lee has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Lee has served as a Member and Managing Director of EMW LLC and General Partner of WP since January 1, 1997. His present service as a director includes membership on the boards of Knoll, Inc., Arch Capital Group Ltd., TransDigm Holding Company and several privately held companies.

Mark J. Strelecki has served as a Director of Holdings and Eagle since September 2002. Mr. Strelecki has served as an Associate in the Private Equity Group of GEAM since July 2000. From July 1997 through July 2000, Mr. Strelecki served in various Financial Planning and Analysis positions at GEAM.

Donald W. Torey has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Torey has served as Executive Vice President of GEAM and GE Investment Management Incorporated (“GEIM” and, together with GEAM, “GE Investments”) with responsibility for GE Investments’ Private Equity and Real Estate groups since January 1997. Mr. Torey currently serves as a Trustee for the General Electric Pension Trust (“GEPT”).

Item 11: Executive Compensation

Summary Compensation Table

The following summary compensation table provides information concerning compensation for the Company’s chief executive officers, the four other most highly compensated executive officers of Eagle and other executive officers who are named executive officers within the meaning of Item 402(a)(3) of Regulation S-K under the Securities Act of 1933 (collectively, the “Named Executive Officers”) for fiscal year 2003, fiscal year 2002, and fiscal year 2001.

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)
Craig A. Steinke Chief Executive Officer, President and Chief Financial Officer	2003 2002 2001	$312,875 305,078 278,333	$250,000 182,500 167,125	$13,200 382,300 6,464	(3)
Harold G.M. Strunk(4) Senior Vice President, Marketing and Sales	2003 2002	179,250 173,967	90,668 91,470	12,356 12,998	(5)
Ronald E. Hord, Jr.(4) Vice President, Supply Chain	2003 2002	167,983 163,042	110,923 72,450	11,197 10,020	(5)
Kelly J. Crouse(4) Vice President, Marketing	2003 2002	167,783 162,842	80,837 66,980	12,696 38,337	(5,6)
Michael P. Conti(4) Vice President, Finance	2003 2002	152,717 138,533	78,793 58,570	16,249 58,207	(6,7)

(1)	The bonus represents the amount earned and paid to the Named Executive Officer for the Company’s fiscal year for which each executive could earn up to 100% of his base salary if certain performance targets were met.
(2)	Includes for fiscal year 2003 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) matching and profit sharing contributions (“company 401k match”) made by the Company on behalf of each Named Executive Officer pursuant to the Eagle 401k Savings and Retirement Plan of $6,000, $5,156, $3,997, $5,496, and $5,433; (ii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0; and (iii) moving expense of $10,816 for Mr. Conti.
(3)	Includes $370,800 special bonus for consummating the ReaLemon Sale, $6,000 for out-of-town car allowance and $5,500 for company 401k match.
(4)	Prior to fiscal year 2002, these Named Executive Officers were employees of Eagle, but did not hold executive officer positions. Therefore, their compensation is not provided for fiscal year 2001.
(5)	Includes car allowance of $7,200, $6,000 and $7,200 for Messrs. Strunk, Hord, and Crouse, respectively.
(6)	Includes $25,420 and $31,778 related to moving expense for Messrs. Crouse and Conti, respectively.
(7)	Includes $20,000 special bonus for consummating the ReaLemon Sale.

Compensation Committee Interlocks and Insider Participation

Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, Andreas T. Hildebrand, Kewsong Lee, Craig A. Steinke, Mark J. Strelecki, and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings and Eagle. See “Item 13. Certain Relationships and Related Transactions.”

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

Employment Agreements

On January 23, 1998, the Company entered into an employment agreement with Craig A. Steinke, pursuant to which Mr. Steinke served as Vice President, Chief Financial Officer and Treasurer of the Company. In July 2001, Mr. Steinke was appointed Chief Executive Officer and President of the Company. The Company has not entered into a new agreement with Mr. Steinke since his promotion. Pursuant to his employment agreement, his annual base salary was $300,000 as of July 1, 2001 and is subject to increases as determined by the Board of Directors. In addition, pursuant to the agreement, Mr. Steinke is entitled to receive a bonus of up to 100% of his base salary if certain performance targets are met. Bonuses for future periods are to be based on targets to be established by the Board of Directors. The agreement has a term of one year, with automatic annual renewals. In the event the employment agreement is terminated by the Company without “cause” (as defined in such employment agreement), Mr. Steinke is entitled to receive severance payments equal to the base salary then in effect for 12 months. The agreement provides for customary non-competition and non-solicitation provisions.

The Company entered into employment arrangements with Messrs. Conti, Crouse, Hord and Strunk relative to base pay and bonuses. In the event the employment arrangement is terminated by the Company without cause, these executive officers are entitled to receive severance payments equal to the base salary then in effect for 12 months.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding shares of common stock of Eagle as of September 22, 2003 are beneficially owned by Holdings. There are three classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights, the Series A Preferred Stock and the Series B Preferred Stock, each of which has limited voting rights. The following table sets forth, as of September 22, 2003, certain information regarding the beneficial ownership of Common Stock, Series A Preferred Stock and Series B Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings’ voting securities, (ii) each of the directors and named executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
GE Investment Private Placement Partners II, a Limited Partnership 3003 Summer Street Stamford, CT 06905(2)	458,200	45.7	402,399	49.9	49.5	50.0
Warburg, Pincus Ventures, L.P. 466 Lexington Avenue New York, NY 10017(3)	458,200	45.7	402,399	49.9	49.5	50.0
Craig A. Steinke(4)	40,835	4.1	990	*	—	—
Harold G.M. Strunk(5)	2,000	*	—	—	—	—
Ronald E. Hord, Jr.(5).	600	*	—	—	—	—
Kelly J. Crouse(5)	750	*	—	—	—	—
Michael P. Conti(5)	1,000	*	—	—	—	—
David A. Barr(3)	458,200	45.7	402,399	49.9	—	—
Andreas T. Hildebrand(2)(6)	—	—	—	—	—	—
Kewsong Lee(3)	458,200	45.7	402,399	49.9	—	—
Mark J. Strelecki(2)(6)	—	—	—	—	—	—
Donald W. Torey(2)(6)	—	—	—	—	—	—
All directors and executive officers as a Group (8 persons)(7)	503,685	50.3	403,389	50.0	49.5	50.0

* Less than 1%

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person’s address is c/o Eagle Family Foods, Inc. 735 Taylor Road, Gahanna, Ohio 43230. Messrs. Barr and Lee have the same address as Warburg. Messrs. Hildebrand, Strelecki, and Torey have the same address as GEI.
(2)	Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT’s limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.
(3)	The sole general partner of Warburg is WP, a New York general partnership. EMW LLC, a New York limited liability company, manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC. WP, as the sole general partner of Warburg, has a 15% interest in the profits of Warburg. Messrs. Barr and Lee, directors of Holdings, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Barr and Lee may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP.
(4)	Includes 39,835 Restricted Shares, subject to certain vesting and forfeiture requirements, issued to Mr. Steinke.
(5)	Represents Restricted Shares, subject to certain vesting and forfeiture requirements, issued to named executive officers.
(6)	Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Hildebrand, Strelecki, and Torey disclaim beneficial ownership of all such shares owned by GEI and GEIM.
(7)	Includes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by Warburg. Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI. Includes 300 shares of restricted stock, subject to certain vesting and forfeiture requirements, issued to executive officer not identified in the table.

Equity Compensation Plan Information

The following table sets forth information about the Common Stock issuable under the 1998 Stock Incentive Plan (the “Incentive Plan”) as of June 28, 2003. Only Restricted Shares had been issued under the Incentive Plan as of June 28, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	121,268	(2)

Total	—	—	121,268

(1)	On January 14, 1998, Holdings’ Board of Directors adopted the Incentive Plan. The Incentive Plan provides for the granting of incentive stock options, non-qualified stock options and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Holdings’ Board of Directors. Originally, there were 153,650 shares of Common Stock reserved for issuance under the Incentive Plan. As amended on January 5, 2000 by the Holdings’ Board of Directors, 206,150 shares of Common Stock may be awarded under the Incentive Plan, subject to certain adjustments reflecting changes in Holdings’ capitalization.
(2)	All 121,268 shares of Common Stock remain available for issuance pursuant to the Incentive Plan. No options have been issued under the Incentive Plan.

The Holdings Stockholders Agreement

The relations among the Equity Sponsors and the Management Investors (collectively, the “Investors”), and Holdings are governed by a Stockholders Agreement, dated as of the Acquisition Closing and as amended (the “Holdings Stockholders Agreement”). The following summary of certain provisions of the Holdings Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Holdings Stockholders Agreement.

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

The consent of a majority of the Board of Directors which includes at least one of the directors designated by GEI and one of the directors designated by Warburg is required for the approval of (i) the Company’s or Holdings’ annual operating budget; (ii) capital expenditures or investments not approved in the annual budget in amounts greater than $500,000; (iii) any merger or consolidation involving the Company or Holdings; (iv) any acquisition by the Company or Holdings of any assets or stock, other than acquisitions of assets in the ordinary course of business; (v) any divestiture of assets in excess of $500,000 by the Company or Holdings, other than sales of inventory in the ordinary course of business; (vi) any liquidation, dissolution or winding up, or any consent to a bankruptcy or insolvency or related proceeding involving, the Company or Holdings; (vii) the issuance or sale of any debt or equity securities for cash; (viii) any expansion into new lines of business; (ix) any joint venture or strategic alliance; (x) the repurchase or redemption of any outstanding shares of capital stock or the declaration or payment of any dividends on any shares of capital stock of the Company or Holdings; (xi) the amendment or modification of the certificate of incorporation or bylaws of the Company or Holdings; (xii) the amendment, modification or termination of any employment agreement with any executive officer of the Company or Holdings; (xiii) the grant of any stock options or other equity-based compensation; (xiv) the hiring or firing of any executive officer; (xv) any related party transactions; (xvi) any loans or guarantees by the Company or Holdings outside of the ordinary course of business; (xvii) any agreement having a duration in excess of one year or cumulative obligations in excess of $1 million; (xviii) the amendment, modification or termination of any agreement with any union; (xix) the approval or adoption, amendment, modification or termination of certain employee benefit plans; and (xx) any agreement to do any of the foregoing.

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

The Registration Rights Agreement

Holdings and the Investors entered into a Registration Rights Agreement, dated as of the Acquisition Closing and as amended (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, each of the Equity Sponsors has two demand registration rights for each of its Redeemable Preferred Stock and Common Stock. In addition, the Equity Sponsors have unlimited Form S-3 registration rights and unlimited piggyback rights. The Management Investors also have piggyback registration rights. All expenses related to these registrations (other than underwriting discounts and commissions) will be borne by Holdings. Holdings is required to use its best efforts to affect such registrations, subject to certain conditions and limitations. Holdings has agreed to indemnify the Investors for certain liabilities arising out of such registrations, including liabilities under the Securities Act.

Item 13: Certain Relationships and Related Transactions

In connection with the portion of the Equity Contribution to Holdings made by Mr. Nugent, the Company lent an aggregate of $250,000 to Mr. Nugent in exchange for full recourse note bearing interest at a floating rate, set semi-annually, at The Chase Manhattan Bank’s then applicable prime rate, in effect for six-month periods, plus 0.5%. The note would have matured on the fifth anniversary of the Acquisition Closing and was secured by a pledge in favor of the Company of all of the shares of Common Stock and Series A Preferred Stock owned by such Management Investor. Pursuant to the Separation Agreement, Mr. Nugent agreed to transfer 2,475 shares of Series A Preferred Stock to the Company and to waive his right to payment therefore in accordance with the terms of his employment agreement, as payment in full and complete satisfaction of principal and interest accrued on this note and 2,475 shares of Series A Preferred Stock for a cash purchase price of $250,000.

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

Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, Andreas T. Hildebrand, Kewsong Lee, Craig A. Steinke, Mark J. Strelecki and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings and Eagle.

All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

Item 14: Principal Accountant Fees and Services

The following table sets forth the fees billed to Eagle by PricewaterhouseCoopers LLP during fiscal year 2003 and 2002 (in thousands):

	Fiscal Year 2003	Fiscal Year 2002
Audit Fees	$158.4	$145.5
Audit-Related Fees	18.8	23.8
Tax Fees and Other Fees	40.5	45.1

Total	$217.7	$214.4

Audit Fees for fiscal year 2003 and fiscal year 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, the issuance of debt compliance letters and assistance with the review of documents filed with the Securities and Exchange Commission.

Audited Related Fees for fiscal year 2003 and fiscal year 2002 were for audit or compilation work pertaining to the Company’s employee benefit plans.

Tax Fees and Other Fees for fiscal year 2003 and fiscal year 2002 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and personal property returns and tax planning and tax advice. Tax fees for fiscal year 2002 included fees for services relative to tax consultation on the ReaLemon Sale.

The officers of the Company consult with the entire board before engaging accountants for any services.

PART IV

Item 15: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements of the Company

Page
Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc.

Report of Independent Accountants	36

Eagle Family Foods, Inc. Statements of Operations and Comprehensive Loss for the Fifty-Two Week Periods ended June 28, 2003, June 29, 2002, and June 30, 2001	37

Eagle Family Foods, Inc. Balance Sheets as of June 28, 2009 and June 29, 2002	38

Eagle Family Foods, Inc. Statements of Cash Flows for the Fifty-Two Week Periods ended June 28, 2003, June 29, 2002, and June 30, 2001	39

Eagle Family Foods, Inc. Statements of Changes in Stockholder’s Equity for the Fifty-Two Week Periods ended June 28, 2003, June 29, 2002, and June 30, 2001	40

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Loss for the Fifty-Two Week Periods ended June 28, 2003, June 29, 2002, and June 30, 2001	41

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002	42

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Two Week Periods ended June 28, 2003, June 29, 2002, and June 30, 2001	43

Eagle Family Foods Holdings, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Fifty-Two Week Periods ended June 28, 2003, June 29, 2002, and June 30, 2001	44

Notes to the Financial Statements	45

(a)(2) Financial Statement Schedules

All schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) Exhibits

2.1	Asset Purchase Agreement, dated as of November 24, 1997, as amended as of December 9, 1997 and January 15, 1998, by and among Borden Foods Corporation, BFC Investments, L.P., and the Company (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Eagle and Holdings filed on June 17, 1998 (the “S-4”))

2.2	Asset Purchase Agreement, dated as of August 13, 2001, among Holdings, Eagle, Mott’s Inc. and Cadbury Beverages Delaware, Inc. (Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed by Holdings and Eagle on October 3, 2001)

3.1	Restated Certificate of Incorporation of Holdings (Incorporated by reference to Exhibit 3.1 of the S-4)

3.2	Amended Bylaws of Holdings (Incorporated by reference to Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

3.3	Restated Certificate of Incorporation, dated November 19, 1997 (Incorporated by reference to Exhibit 3.3 of the S-4)

3.4	Amended Bylaws of Eagle (Incorporated by reference to Exhibit 3.2 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

3.5	Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series B Non-Voting Preferred Stock of Eagle Family Foods Holdings, Inc. dated September 24, 1999 (Incorporated by reference to Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

4.1	Credit Agreement, dated January 23, 1998, by and among Holdings, Eagle, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1, dated August 12, 1998, as amended by Amendment No. 2, dated November 30, 1998, as amended by Amendment No. 3, dated June 30, 1999, as amended by Amendment No. 4 dated June 29, 2000, as amended by Amendment No. 5 dated January 26, 2001, as amended by Amendment No. 6 dated August 10, 2001, and as amended by Amendment No. 7 dated November 21, 2002.

4.2	Purchase Agreement, dated January 16, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.1 of the S-4)

4.3	Indenture, dated January 23, 1998, among Holdings, Eagle and IBJ Schroder Bank & Trust Company (including Specimen Certificates of 8¾% Series Senior Subordinated Notes due 2008 and 8¾% Series B Senior Subordinated Notes due 2008) (Incorporated by reference to Exhibit 4.2 of the S-4)

4.4	Registration Rights Agreement, dated January 23, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.3 of the S-4)

4.5	Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.5 of the S-4)

4.6	Exchange and Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.6 of the S-4)

4.7	Subscription Rights Agreement, dated as of January 23, 1998, by and among Holdings, GEI and Warburg (Incorporated by reference to Exhibit 4.7 of the S-4)

4.8	First Amendment to Registration Rights Agreement, dated September 27, 1999, by and among Holdings and certain investors named therein (Incorporated by reference to Exhibit 4.1 of the 10-Q, filed on October 27, 1999)

4.9	First Amendment to Stockholders Agreement, dated September 27, 1999, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.2 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

4.10	Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L. P. (Incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

10.1	License Agreement dated January 23, 1998 by and among BDH Two, Inc., Borden, Inc. and the Company (Incorporated by reference to Exhibit 10.2 of the S-4)

10.2	Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC’s License Agreement, dated as of September 4, 1997, by and between BFC and Southern Foods Group, L.P. (Incorporated by reference to Exhibit 10.3 of the S-4)

10.3	License Agreement, dated January 23, 1998, by and between BFC and the Company (Incorporated by reference to Exhibit 10.4 of the S-4)

10.4	The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)

10.5	Employment Agreement, dated January 23, 1998, by and between Craig A. Steinke and the Company (Incorporated by reference to Exhibit 10.8 of the S-4)

10.6	Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000 (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 10, 2000)

12.1	Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges

12.2	Eagle Family Foods, Inc. Ratio of Earnings to Fixed Charges

31.1	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods, Inc.

31.2	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods Holdings, Inc.

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
Craig A. Steinke President, Chief Executive Officer and Chief Financial Officer

September 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

Name	Title	Date

/S/ CRAIG A. STEINKE Craig A. Steinke	Director, President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer and principal accounting officer)	September 22, 2003

/S/ ANDREAS T. HILDEBRAND Andreas T. Hildebrand	Director	September 22, 2003

/S/ KEWSONG LEE Kewsong Lee	Director	September 22, 2003

/S/ DAVID A. BARR David A. Barr	Director	September 22, 2003

/S/ DONALD W. TOREY Donald W. Torey	Director	September 22, 2003

/S/ MARK J. STRELECKI Mark J. Strelecki	Director	September 22, 2003

Report of Independent Auditors

To the Board of Directors and Shareholders

of Eagle Family Foods, Inc.

and Eagle Family Foods Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eagle Family Foods, Inc. and Eagle Family Foods Holdings, Inc. at June 28, 2003 and June 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the financial statements, effective June 30, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

PricewaterhouseCoopers LLP

Columbus, Ohio

August 28, 2003

EAGLE FAMILY FOODS, INC.

Statements of Operations and Comprehensive Loss

(Dollars in Thousands)

	Fifty-Two Week Period Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Net sales, before marketing allowance	$157,647	$171,431	$220,633
Marketing allowance	28,925	27,582	35,063

Net sales	128,722	143,849	185,570
Cost of goods sold	81,313	90,147	102,650
Cost of goods sold, accelerated depreciation	—	11,126	—

Cost of goods sold	81,313	101,273	102,650
Gross margin	47,409	42,576	82,920
Distribution expense	8,292	9,004	12,851
Marketing expense	11,158	12,335	20,284
General and administrative expense	7,619	8,824	13,363
Amortization of intangible assets	1,660	8,052	11,157
Gain (loss) on sale of product lines, net of reorganization charges and other charges	(1,190)	18,722	—

Operating income	17,490	23,083	25,265
Interest expense, net	15,558	20,691	33,200

Income (loss) before income taxes and cumulative effect of accounting change	1,932	2,392	(7,935)
Income tax benefit (expense)	76	(34,101)	2,862

Net income (loss) before cumulative effect of accounting change	2,008	(31,709)	(5,073)
Cumulative effect of accounting change (net of tax $0 and $212)	56,614	—	(361)

Net loss	$(54,606)	$(31,709)	$(5,434)

Other comprehensive income (loss):
Cash flow hedges -
Cumulative effect of accounting change (net of tax of $741)	—	—	1,262
Change in fair value of financial derivatives (net of tax benefit of $568)	—	—	(967)
Change in fair value of commodity contracts (net of tax benefit of $0 and $24)	37	(41)	—
Reclassification to interest expense (net of tax benefit of $71, $124, and $127)	(121)	(211)	(215)
Foreign currency translation adjustment	206	107	(55)

Comprehensive loss	$(54,484)	$(31,854)	$(5,409)

The accompanying notes are an integral part of the financial statements.

EAGLE FAMILY FOODS, INC.

Balance Sheets

(Dollars in Thousands Except Share Data)

	June 28, 2003	June 29, 2002
Assets
Current assets
Cash and cash equivalents	$1,616	$892
Accounts receivable, net	7,261	9,379
Inventories	32,594	35,491
Other current assets	1,222	605

Total current assets	42,693	46,367

Property and equipment, net	5,574	8,670
Intangible assets, net	104,571	162,837
Other non-current assets	4,274	5,168
Intercompany receivable	1,382	1,382

Total assets	$158,494	$224,424

Liabilities and Stockholder’s Equity
Current liabilities
Current portion of long-term debt	$8,578	$936
Accounts payable	5,504	5,825
Other accrued liabilities	6,111	7,031
Accrued interest	5,402	5,071

Total current liabilities	25,595	18,863

Long-term debt	184,674	202,852

Commitments and contingencies (Note 13)

Stockholder’s equity
Common stock, $.01 par value, 250,000 shares authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	92,500	92,500
Accumulated deficit	(144,288)	(89,682)
Accumulated other comprehensive income (loss)	12	(110)

Total stockholder’s equity	(51,775)	2,709

Total liabilities and stockholder’s equity	$158,494	$224,424

The accompanying notes are an integral part of the financial statements.

EAGLE FAMILY FOODS, INC.

Statements of Cash Flows

(Dollars in Thousands)

	Fifty-Two Week Period Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Cash flows from (used in) operating activities:
Net loss	$(54,606)	$(31,709)	$(5,434)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	5,322	25,549	17,434
Amortization of deferred financing costs	1,450	2,878	2,322
Cumulative effect of accounting change	56,614	—	361
Loss (gain) on retirement/sale of fixed assets	(549)	(5)	32
Deferred taxes	—	33,889	(3,094)
Gain on sale of product lines, net of reorganization charges	—	(18,722)	—
Net change in assets and liabilities:
Accounts receivable, net	2,118	4,955	(462)
Inventories	2,897	(1,542)	(2,541)
Accounts payable	(321)	(1,196)	(4,942)
Other assets	(617)	(250)	(825)
Other liabilities	(468)	(11,768)	(4,677)

Cash from (used in) operating activities	11,840	2,079	(1,826)

Cash (used in) from investing activities:
Capital expenditures	(610)	(414)	(3,568)
Proceeds from the sale of assets	593	41	—
Proceeds from sale of product lines	—	128,425	—

Cash (used in) from investing activities	(17)	128,052	(3,568)

Cash (used in) from financing activities:
Borrowings under revolving credit facility	55,000	64,100	78,900
Payments under revolving credit facility	(64,600)	(75,500)	(71,900)
Payments under term loan facility	(936)	(118,312)	(1,000)
Other financing costs	(563)	(591)	(1,612)
Proceeds from sale of interest rate swap agreements	—	—	873

Cash (used in) from financing activities	(11,099)	(130,303)	5,261

Increase (decrease) in cash and cash equivalents	724	(172)	(133)
Cash and cash equivalents at beginning of period	892	1,064	1,197

Cash and cash equivalents at end of period	$1,616	$892	$1,064

Supplemental disclosure:
Interest paid	$14,074	$21,528	$31,863

The accompanying notes are an integral part of the financial statements.

EAGLE FAMILY FOODS, INC.

Statements of Changes in Stockholder’s Equity

For the Fifty-Two Week Periods Ended

June 28, 2003, June 29, 2002, and June 30, 2001

(Dollars in Thousands)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2000	$1	$92,500	$(52,539)	$10	$39,972
Net loss	—	—	(5,434)	—	(5,434)
Other comprehensive income:
Cumulative effect of accounting change	—	—	—	1,262	1,262
Change in fair value of financial derivatives	—	—	—	(967)	(967)
Reclassification to interest expense	—	—	—	(215)	(215)
Foreign currency translation adjustment	—	—	—	(55)	(55)

Balance, June 30, 2001	1	92,500	(57,973)	35	34,563
Net loss	—	—	(31,709)	—	(31,709)
Other comprehensive loss:
Change in fair value of commodities	—	—	—	(41)	(41)
Recognition of interest income	—	—	—	(211)	(211)
Foreign currency translation adjustment	—	—	—	107	107

Balance, June 29, 2002	1	92,500	(89,682)	(110)	2,709
Net loss	—	—	(54,606)	—	(54,606)
Other comprehensive income:
Change in fair value of commodities	—	—	—	37	37
Reclassification to interest expense	—	—	—	(121)	(121)
Foreign currency translation adjustment	—	—	—	206	206

Balance, June 28, 2003	$1	$92,500	$(144,288)	$12	$(51,775)

The accompanying notes are an integral part of the financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in Thousands)

	Fifty-Two Week Period Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Net sales, before marketing allowance	$157,647	$171,431	$220,633
Marketing allowance	28,925	27,582	35,063

Net sales	128,722	143,849	185,570
Cost of goods sold	81,313	90,147	102,650
Cost of goods sold, accelerated depreciation	—	11,126	—

Cost of goods sold	81,313	101,273	102,650
Gross margin	47,409	42,576	82,920
Distribution expense	8,292	9,004	12,851
Marketing expense	11,158	12,335	20,284
General and administrative expense	7,619	8,794	13,372
Amortization of intangible assets	1,660	8,052	11,157
Gain (loss) on sale of product lines, net of reorganization charges and other charges	(1,190)	18,722	—

Operating income	17,490	23,113	25,256
Interest expense, net	15,558	20,691	33,200

Income (loss) before income taxes and cumulative effect of accounting change	1,932	2,422	(7,944)
Income tax benefit (expense)	76	(34,101)	2,862

Net income (loss) before cumulative effect of accounting change	2,008	(31,679)	(5,082)
Cumulative effect of accounting change (net of tax of $0 and $212 )	56,614	—	(361)

Net loss	$(54,606)	$(31,679)	$(5,443)

Other comprehensive income (loss):
Cash flow hedges -
Cumulative effect of accounting change (net of tax of $741)	—	—	1,262
Change in fair value of financial derivatives (net of tax benefit of $568)	—	—	(967)
Change in fair value of commodity contracts (net of tax benefit of $0 and $24)	37	(41)	—
Reclassification to interest expense (net of tax benefit of $71, $124, and $127)	(121)	(211)	(215)
Foreign currency translation adjustment	206	107	(55)

Comprehensive loss	$(54,484)	$(31,824)	$(5,418)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

	June 28, 2003	June 29, 2002
Assets
Current assets
Cash and cash equivalents	$1,616	$892
Accounts receivable, net	7,261	9,379
Inventories	32,594	35,491
Other current assets	1,222	605

Total current assets	42,693	46,367

Property and equipment, net	5,574	8,670
Intangible assets, net	104,571	162,837
Other non-current assets	4,274	5,168

Total assets	$157,112	$223,042

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$8,578	$936
Accounts payable	5,504	5,825
Other accrued liabilities	6,111	7,031
Accrued interest	5,402	5,071

Total current liabilities	25,595	18,863

Long-term debt	184,674	202,852

Commitments and contingencies (Note 13)

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding at redemption value	138,247	125,555
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	136,865	124,173
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding at redemption value	14,280	12,956

Total redeemable preferred stock	151,145	137,129

Stockholders’ deficit
Common stock $0.01 par value, 1,200,000 shares authorized, 1,002,582 and 1,116,704 issued and outstanding, respectively	10	10
Additional paid-in capital	958	958
Accumulated deficit	(205,282)	(136,660)
Accumulated other comprehensive income (loss)	12	(110)

Total stockholders’ deficit	(204,302)	(135,802)

Total liabilities and stockholders’ deficit	$157,112	$223,042

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Fifty-Two Week Period Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Cash flows from (used in) operating activities:
Net loss	$(54,606)	$(31,679)	$(5,443)
Adjustments to reconcile net loss to net cash from (used in) operating activities
Depreciation and amortization	5,322	25,519	17,443
Amortization of deferred financing costs	1,450	2,878	2,322
Cumulative effect of accounting change	56,614	—	361
Loss (gain) on retirement/sale of fixed assets	(549)	(5)	32
Deferred taxes	—	33,889	(3,094)
Gain on sale of product lines, net of reorganization charges	—	(18,722)	—
Net change in assets and liabilities:
Accounts receivable, net	2,118	4,955	(462)
Inventories	2,897	(1,542)	(2,541)
Accounts payable	(321)	(1,196)	(4,942)
Other assets	(617)	716	(825)
Other liabilities	(468)	(11,768)	(4,677)

Cash from (used in) operating activities	11,840	3,045	(1,826)

Cash (used in) from investing activities:
Capital expenditures	(610)	(414)	(3,568)
Proceeds from the sale of assets	593	41	—
Proceeds from sale of product lines	—	128,425	—

Cash (used in) from investing activities	(17)	128,052	(3,568)

Cash (used in) from financing activities:
Borrowings under revolving credit facility	55,000	64,100	78,900
Payments under revolving credit facility	(64,600)	(75,500)	(71,900)
Payments under term loan facility	(936)	(118,312)	(1,000)
Other financing costs	(563)	(591)	(1,612)
Purchase of Series A Preferred Stock	—	(966)	—
Proceeds from sale of interest rate swap agreements	—	—	873

Cash (used in) from financing activities	(11,099)	(131,269)	5,261

Increase (decrease) in cash and cash equivalents	724	(172)	(133)
Cash and cash equivalents at beginning of period	892	1,064	1,197

Cash and cash equivalents at end of period	$1,616	$892	$1,064

Supplemental disclosure:
Interest paid	$14,074	$21,528	$31,863

Non-cash activities, including dividends accrued on redeemable preferred stock	$14,016	$12,593	$11,636

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Fifty-Two Week Periods Ended

June 28, 2003, June 29, 2002 and June 30, 2001

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total
Balance, July 1, 2000	$11	$1,001	$(75,309)	$10	$(27)	$(74,314)
Net loss	—	—	(5,443)	—	—	(5,443)
Preferred stock dividend	—	—	(11,636)	—	—	(11,636)
Subscription receivable:
Interest Income	—	—	—	—	(3)	(3)
Amortization of unearned compensation	—	—	—	—	9	9
Other comprehensive income:
Cumulative effect of accounting change	—	—	—	1,262	—	1,262
Change in fair value of financial derivatives	—	—	—	(967)	—	(967)
Reclassification to interest expense	—	—	—	(215)	—	(215)
Foreign currency translation adjustment	—	—	—	(55)	—	(55)

Balance, June 30, 2001	11	1,001	(92,388)	35	(21)	(91,362)
Net loss	—	—	(31,679)	—	—	(31,679)
Preferred stock dividend	—	—	(12,593)	—	—	(12,593)
Subscription receivable:
Interest income	—	—	—	—	(1)	(1)
Repayment of subscription receivable	—	—	—	—	7	7
Termination of restricted common stock	(1)	(43)	—	—	1	(43)
Amortization of unearned compensation	—	—	—	—	14	14
Other comprehensive loss:
Change in fair value of commodities	—	—	—	(41)	—	(41)
Recognition of interest income	—	—	—	(211)	—	(211)
Foreign currency translation adjustment	—	—	—	107	—	107

Balance, June 29, 2002	10	958	(136,660)	(110)	—	(135,802)
Net loss	—	—	(54,606)	—	—	(54,606)
Preferred stock dividend	—	—	(14,016)	—	—	(14,016)
Other comprehensive income:
Change in fair value of commodities	—	—	—	37	—	37
Reclassification to interest expense	—	—	—	(121)	—	(121)
Foreign currency translation adjustment	—	—	—	206	—	206

Balance, June 28, 2003	$10	$958	$(205,282)	$12	$—	$(204,302)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

1. Basis of Presentation:

The accompanying financial statements as of June 28, 2003 and June 29, 2002 and for fiscal year 2003, fiscal year 2002, and fiscal year 2001 present the financial positions, results of operations and cash flows of Eagle Family Foods, Inc. (“Eagle”) and the consolidated financial positions, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the “Company”, unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Eagle’s and Holdings’ fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends.

Eagle was incorporated on November 14, 1997 and Holdings was incorporated on December 22, 1997. On December 30, 1997, Eagle issued 10,000 shares of common stock, par value $.01 per share, for $1,000 to Holdings. Holdings and Eagle did not realize any income or incur any expenses until commencement of operations on January 23, 1998. On January 23, 1998, Holdings received $82.5 million from GE Investment Private Placement Partners II, a Limited Partnership (“GEI”), Warburg, Pincus Ventures, L.P. (“Warburg”) and certain members of management in exchange for 825,000 shares of common stock and 816,750 shares of Series A preferred stock. On January 23, 1998, Eagle acquired certain assets of Borden Foods Corporation and certain of their affiliates for $376.8 million. Financing for the acquisition and related fees consisted of (i) $82.5 million equity contribution from Holdings, (ii) $115.0 million of 8.75% Senior Subordinated Notes (the “Notes”) and (iii) Senior Credit Facilities in the aggregate principal amount of $245.0 million, consisting of a $175.0 million Term Loan Facility and a $70.0 million revolving credit facility, under which $16.5 million was drawn at the time of the Acquisition Closing.

The Acquisition was reflected in the financial statements using the purchase method of accounting. The purchase price was allocated to the assets of Eagle based on their fair values. The fair values of assets were determined based on independent appraisals and management estimates.

Eagle operates in a single segment that markets a portfolio of leading dry-grocery food products with widely recognized and established brands in the United States. The Company’s portfolio of products includes Eagle Brand sweetened condensed milk, None Such mincemeat pie filling, Cremora powdered non-dairy creamer, Kava acid-neutralized coffee and Borden eggnog, and through September 19, 2001 included ReaLemon and ReaLime lemon and lime juice from concentrate. The Company also markets sweetened condensed milk products in Canada. In the U.S, the Company manufactures sweetened condensed milk and mincemeat pie filling.

2. Summary of Significant Accounting Policies:

Revenue Recognition

Revenues are recognized when title, ownership and risk of loss transfers to the customer. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. In the fourth quarter of fiscal year 2001, the Company changed its method of accounting for revenue, as clarified in the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101. The Company recorded a cumulative effect from this accounting change of $361,000, net of tax of $212,000.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $285,000, $629,000 and $1,510,000 for fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

Advertising and Promotion

The Company advertises its products through national and regional media, and through cooperative advertising programs with retailers. Certain products are also promoted with direct consumer rebate programs. The Company’s customers may also be offered pre-season stocking and in-store promotional allowances.

Production costs of media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. All other advertising and promotion costs are expensed to interim periods in relation to revenues. All amounts paid or payable to customers or consumers in connection with the purchase of the Company’s products are recorded as a reduction of net sales. Advertising and promotional expenses were $31,871,000, $30,830,000 and $39,877,000 for fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively.

Cash and Cash Equivalents

The Company considers liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost of goods sold being determined using the first-in, first-out method.

Slotting Allowance

The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months. Slotting expense was $122,000, $392,000, and $567,000 for fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated for financial reporting purposes on a straight-line method using estimated service lives ranging principally from 8-20 years for buildings and improvements and 3-10 years for other property and equipment. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized.

Capitalized Software Development Costs

Certain external costs and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software costs were $9,063,000 at June 28, 2003 and June 29, 2002, and had a net book value of $1,185,000 and $2,996,000 at June 28, 2003 and June 29, 2002, respectively.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets with indefinite lives, such as trademarks that are not subject to amortization, are tested annually for impairment of value. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset’s carrying amount is reduced to its fair market value. The Company’s annual impairment testing is performed during the first quarter of the fiscal year.

Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value. (See Note 6 to the Financial Statements for additional financial disclosure.)

Other Non-current Assets

Other non-current assets at June 28, 2003 and June 29, 2002 consisted primarily of net deferred financing costs amounting to approximately $4,274,000 and $5,160,000, respectively. Such costs are amortized over the term of the related debt using the interest method.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) which requires the use of the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109. In accordance with SFAS No. 109, the Company determined that a valuation allowance for the net deferred tax assets and net operating loss carryforwards was required as of June 29, 2002. The Company continued to record a full valuation allowance. As of June 28, 2003 and June 29, 2003, the amount was $53,291,000 and $33,167,000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingent assets, liabilities, revenue and expenses as well as assets and liabilities. Actual results may differ from those estimates.

Foreign Currency Translation

All assets and liabilities of Canadian operations are translated into U.S. dollars using the rate at the end of the fiscal period. Income and expense items are translated at average exchange rates prevailing during the fiscal period. Foreign currency assets, liabilities, income and expenses were not significant to the Company’s financial position, results of operations and cash flows.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable and accounts payable as stated on the balance sheets approximate their fair market values because of their short maturities. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s derivatives is estimated based on dealer quotes for those instruments.

Derivative Instruments and Hedging

In July 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge (fair value or cash flow), changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The amount of the hedged item is expected to be recorded to earnings within twelve months. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company’s current financial derivatives are treated as cash flow hedges.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

The adoption of the pronouncement resulted in an adjustment to accumulated other comprehensive income of $1,262,000, net of tax, for the fair value of the interest rate swap agreement. On November 9, 2000, the Company sold its interest rate swap positions for fair market gains of $873,000. Pursuant to SFAS 133, the gains on the interest rate swap agreements will remain in other comprehensive income and be reclassified as interest expense over the original terms of the interest rate swap agreements. The interest income in other comprehensive loss as of December 30, 2000 was amortized through the period ending December 31, 2002.

As of June 28, 2003, the Company had purchased 490 milk futures contracts, which will settle during various months through June 2004, at a cost of $11,500,000 and a current market value of $11,250,000, or an aggregate market loss of $250,000. The aggregate market value will increase or decrease based on the future milk prices.

Environmental

The Company, like other companies in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to incur additional unforeseen environmental expenditures. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost or a reasonable range can be estimated. Environmental expenditures, which improve the condition of the property, are capitalized and amortized over their estimated useful life. The Company has not incurred any significant environmental liabilities.

Recently Issued Accounting Statements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.”. SFAS 144 develops an accounting model (based on the model in SFAS 121) for disposal of long-lived assets. This model requires that long-lived assets that are to be disposed of be measured at the lower of book value or fair value, less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for the Company’s first quarter of fiscal year 2003. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity that is initiated after December 31, 2002. The Company has adopted this pronouncement for activities after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 addresses

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this pronouncement is to be applied prospectively, and is effective in the first quarter of the Company’s fiscal year 2004. The adoption of this pronouncement is not expected to have any effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument as defined within the scope of the pronouncement as liabilities (or an asset in some circumstances). The pronouncement is effective for the first quarter of the fiscal year ending July 3, 2004. The adoption of this pronouncement is not expected to have any effect on the Company’s results of operations or financial conditions.

3. Divestiture and restructuring activities:

On September 19, 2001, the Company sold to Mott’s Inc. and Cadbury Beverages Delaware, Inc. the Company’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names (the “Realemon product lines”) and related assets, including inventory and the manufacturing facility in Waterloo, New York for $128,425,000 (the “ReaLemon Sale”). The Company recognized a gain of $18,722,000 on the ReaLemon Sale, net of reorganization and transition charges of $4,769,000.

In connection with the ReaLemon Sale, the Company committed to a plan (“the Plan”) to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees, including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of corporate and research and development offices. The Company completed the tactical actions of the Plan. Costs expensed related to the Plan in fiscal year 2002 and classified as part of the “Gain on sale of product lines, net of reorganization charges and other charges” on the Consolidated Statement of Operations and Comprehensive Loss included $3,942,000 severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs. The remaining cash requirements of the Plan as of June 28, 2003 are expected to total approximately $130,000 and are expected to be paid by August 2003.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

The selected consolidated results of operations excluding the results of operations for the ReaLemon and ReaLime product lines on a pro forma basis for fiscal year 2003, fiscal year 2002 and fiscal year 2001 were (in thousands and unaudited):

	June 28, 2003	June 29, 2002	June 30, 2001
Net sales	$128,722	$132,319	$129,859
Gross margin	$47,409	$36,276	$51,725
Operating income	$17,490	$776	$8,491

The results of operations of Eagle are substantially consistent with that of the consolidated results of operations of Holdings.

Effective December 30, 2002, the Company closed its powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”). Production is now sourced from a third party manufacturer under a long-term co-pack agreement entered into on October 1, 2002. The third party manufacturer has significantly larger powdered non-dairy creamer plants than the Company had and has agreed to produce the Company’s powdered non-dairy creamer requirements at a lower cost than the Company’s cost of production. During the quarter ended March 29, 2003, the Company sold the South Carolina Property for $592,000.

In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $1,190,000 for fiscal year 2003, and included the expense within the classification of “Gain (loss) on sale of product lines, net of reorganization charges and other charges” on the Consolidated Statements of Operations and Comprehensive Income (Loss). The closure charges included $1,321,000 for termination pay and benefits for the 79 displaced employees, $411,000 for other plant closure costs and contractual expenditures, offset by a $542,000 gain on the sale of the South Carolina Property. As of June 28, 2003, the remaining cash requirements of the Non-Dairy Creamer Plant Closure are expected to total $296,000 and are expected to be paid by December 2003.

4. Inventories:

Inventories are stated at lower of cost or market and at June 28, 2003 and June 29, 2002 consisted of the following (in thousands):

	June 28, 2003	June 29, 2002
Finished goods	$31,384	$33,915
Raw material	1,210	1,576

Total inventories	$32,594	$35,491

5. Property and Equipment:

Property and equipment are recorded at cost and consisted of the following (in thousands):

	June 28, 2003	June 29, 2002
Land	$355	$390
Buildings and improvements	3,694	6,996
Machinery and equipment	12,732	21,965
Computers	10,859	10,996
Construction in progress	442	110

Total property and equipment	28,082	40,457
Accumulated depreciation	(22,508)	(31,787)

Net property and equipment	$5,574	$8,670

The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that result in an acceleration of depreciation. The Company recorded a charge for accelerated depreciation related to

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

long-lived assets that will be taken out of service before the end of their normal service period due to the Plan. The useful lives of assets related to the strategic initiatives were shortened, resulting in incremental depreciation expense totaling $11,126,000 for fiscal year 2002.

6. Intangible Assets:

Effective June 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets that are no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43,736,000 against tradenames. After completing the valuation and impairment of the tradenames, a market valuation of goodwill was assessed based on estimated future discounted cash flow earnings. As a result, the Company recorded an impairment charge of $12,878,000 against goodwill. The transitional impairment charge was recorded as a cumulative effect of an accounting change. The Company’s annual amortization charge will be reduced by an estimated $4,500,000 in fiscal year 2003. The useful lives of intangible assets still subject to amortization were not revised because of the adoption of SFAS No. 142.

Intangible assets consisted of the following (in thousands):

	June 28, 2003			June 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$13,847	$(13,847)	$—	$13,847	$(12,195)	$1,652

Intangible assets not subject to amortization:
Tradenames			37,217			80,953
Goodwill			67,354			80,232

Total unamortized intangible assets			104,571			161,185

Total intangible assets			$104,571			$162,837

Total amortization of intangible assets were $1,652,000, $8,040,000 and $11,141,000 for fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively.

In accordance with SFAS No. 142, fiscal year 2002 and fiscal year 2001 have not been restated to reflect the accounting change. The table below presents a reconciliation of net income as if SFAS No. 142 had been adopted for fiscal year 2002 and fiscal year 2001 (in thousands).

	Fifty-Two Week Period Ended
	June 28, 2003	June 29, 2002	June 30, 2001
Net income (loss) before cumulative effect of accounting change	$2,008	$(31,679)	$(5,082)
Amortization of intangible assets, net of tax and valuation allowance	—	4,992	4,373

Adjusted net income before cumulative effect of accounting change	$2,008	$(26,687)	$(709)

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

7. Debt:

Debt consisted of the following (in thousands):

	June 28, 2003	June 29, 2002
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Term loan facility due December 31, 2005	52,252	53,188
Revolving credit facility due December 3, 2004	26,000	35,000
Revolving credit facility swingline loan due December 31, 2003	—	600

Total debt	193,252	203,788
Less: current portion of long-term debt	(8,578)	(936)

Long-term debt	$184,674	$202,852

Senior Credit Facilities

The Company is the borrower under a credit agreement, dated as of January 23, 1998, as amended (the “Senior Credit Facilities”), which consists of (1) a $50.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the “Revolving Credit Facility”) and (2) an eight-year term loan (the “Term Loan Facility”). The Senior Credit Facilities are guaranteed by Holdings and all future domestic subsidiaries of the Company.

The interest rate on the Term Loan Facility is LIBOR plus 4.25%. The interest rate on the Revolving Credit Facility is LIBOR plus 4.25% with the swingline loan portion bearing interest at Prime plus 3.25%. The fair market value of the Senior Credit Facilities at June 28, 2003 was approximately the carrying value.

The Senior Credit Facilities contain financial covenants, which require the Company to meet certain financial tests including debt coverage, interest expense coverage and capital expenditure requirements. The Senior Credit Facilities also contain covenants including limitations on additional indebtedness, liens, asset sales, capital expenditures, sale and leaseback transactions, dividends, loans and investments, modification of material agreements, transaction with affiliates, acquisitions, mergers and consolidations and prepayment of subordinated indebtedness. The Senior Credit Facilities agreement provides that neither Holdings or Eagle will, nor will they permit any subsidiary of Eagle to, declare or make, or agree to pay or make, directly or indirectly, any dividend and certain other distributions and payments, except primarily (1) Holdings may declare and pay dividends with respect to its capital stock payable solely in additional shares of its capital stock (other than redeemable preferred stock) and (2) subsidiaries of Eagle may declare and pay dividends ratable with respect to their capital stock. The Senior Credit Facilities agreement also requires the Company to pledge assets acquired after the Acquisition Closing, including stock of after-acquired or formed subsidiaries, to deliver guarantees by wholly owned domestic subsidiaries and to maintain insurance. The Senior Credit Facilities contain customary events of default, including certain changes of control of the Company.

The Company amended its Credit Agreement pursuant to an amendment dated November 21, 2002 (the “Amendment”). Pursuant to the Amendment, the lenders waived compliance with certain coverage ratio financial covenants for the period commencing on and including December 29, 2002 and ending on and including the Revolving Credit Facility maturity date. The Amendment includes restrictions on the carrying balance of the Revolving Credit Facility for a period of thirty consecutive days commencing on a date not earlier than December of any year and ending not later than January 31 of the following year. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization, sets forth maximum requirements for capital expenditures, and changed the total allowable commitment and interest rates. The Company is in compliance with the abovementioned covenants and it believes it can meet existing bank covenants pursuant to the Credit Agreement, as amended, for each of the next four quarters ending July 3, 2004.

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

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

renegotiate its covenants, refinance its debt, or obtain terms that are favorable to the financial position of the Company.

The obligations of Eagle under the Senior Credit Facilities are collateralized by (1) 100% of the capital stock of the Company and each of its subsidiaries and (2) a first priority collateral interest in substantially all assets and properties of the Company and its future domestic subsidiaries. The fair market value of the senior credit facilities at June 28, 2003 approximates the carrying value.

As of June 28, 2003, the Company had letters of credit totaling $600,000 under the Revolving Credit Facility as required by certain insurance policies.

Senior Subordinated Notes

The Company’s Notes are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $78,200,000 and $87,400,000 at June 28, 2003 and June 29, 2002, respectively.

The Notes are unconditionally guaranteed by Holdings (the “Parent Guarantee”) and by each future Domestic Subsidiary of the Company (each, a “Domestic Subsidiary Guarantee” and, collectively, the “Domestic Subsidiary Guarantees”). The Company currently has no domestic subsidiaries and therefore none that guarantee the Notes. The Parent Guarantee and the Domestic Subsidiary Guarantees are joint and several as well as full and unconditional. The Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Notes include certain covenants including limitations on indebtedness, dividends and other payment restrictions affecting subsidiaries, subordinated liens, sale and leaseback transactions, sale or issuance of capital stock of subsidiaries, merger, consolidation or sale of assets, transactions with affiliates and layering debt. The indenture provides that the Company will not, and will not permit any of its subsidiaries, directly or indirectly, to declare or pay any dividend or make any distribution on or in respect of its capital stock except dividends or distributions payable solely in its capital stock (other than redeemable stock) and except dividends or distributions payable solely to the Company or any wholly-owned subsidiary of the Company. Furthermore, Holdings’ ability to obtain funds from its subsidiaries is restricted by the Notes because (1) Holdings may not hold assets other than Company capital stock and other minimal assets related to the business of holding such stock and (2) Holdings may not incur any additional liabilities other than in the ordinary course of business.

On April 16, 1998, Eagle and Holdings filed a Registration Statement on Form S-4 to offer to exchange (the “Exchange Offer”) up to $115,000,000 of its 8.75% Notes due 2008 (the “Exchange Notes”) for up to $115,000,000 of its outstanding Notes.

Upon consummation of the Exchange Offer, the terms of the Exchange Notes were substantially identical in all respects to the term of the Notes. The Exchange Notes are unconditionally guaranteed on a senior subordinated and unsecured basis by Holdings and all future Domestic Subsidiaries.

Annual principal payments for future maturities for the next five fiscal years consist of the following (in thousands):

2004	$8,578
2005	50,956
2006	18,718
2007	—
2008	115,000

$193,252

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

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

The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109, which requires the recording of a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. In absence of favorable economic factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company has experienced pretax losses over the past few years, excluding the gain in fiscal year 2002 on the ReaLemon Sale. Because of these factors, the Company had recorded a $33,167,000 valuation allowance for the net deferred tax assets and net operating loss carryforwards as of June 29, 2002. Management continues to see lower industry market values in the current economic environment, which could affect the tax planning strategies available to the Company. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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

A comparative analysis of the Company’s (expense) benefit for income taxes from earnings before income taxes and cumulative effect of accounting change consisted of the following (in thousands):

	June 29, 2003	June 29, 2002	June 30, 2001
Federal	$97	$(824)	$2,721
State	(21)	(110)	141
Valuation allowance	—	(33,167)	—

	$76	$(34,101)	$2,862

At June 28, 2003, the Company had $144,021,000 of accumulated net operating losses for financial statement purposes and $98,428,000 of accumulated net operating loss carryforwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2018. The Company’s net operating loss carryforwards for foreign purposes are not material.

Reconciliation of the differences between income taxes computed at Federal statutory rates and the consolidated (expense) benefit for income taxes on earnings before income taxes and cumulative effect of accounting change are as follows (in thousands):

	June 28, 2003	June 29, 2002	June 30, 2001
Income tax (expense) benefit computed at the Federal statutory tax rate	$19,140	$(848)	$2,781
State tax (expense) benefit, net of Federal tax benefits	1,060	(86)	92
Valuation allowance	(20,124)	(33,167)	—
Other	—	—	(11)

	$76	$(34,101)	$2,862

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

Deferred tax assets and liabilities consisted of the following (in thousands):

	June 28, 2003	June 29, 2002	June 30, 2001
Net operating loss carryforward	$36,418	$29,470	$34,095
Intangible assets	14,890	(989)	(196)
Property, plant and equipment	386	2,052	(2,478)
All other assets	1,842	2,772	2,851
All other liabilities	(245)	(138)	(383)
Valuation allowance	(53,291)	(33,167)	—

Net deferred tax asset	$—	$—	$33,889

9. Supplemental Information:

Other accrued liabilities consisted of the following (in thousands):

	June 28, 2003	June 29, 2002
Other accrued liabilities:
Customer allowances	$2,741	$2,463
Divestiture reserve	494	1,854
Coupon accrual	578	656
Broker commissions	390	592
Compensation and related accruals	956	916
Other	952	550

Total other accrued liabilities	$6,111	$7,031

10. Redeemable Preferred Stock:

On September 24, 1999, 99 shares of Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) were issued by Holdings at a stated value of $100,000 per share (the “Series B Stated Value”), and on January 23, 1998, 816,750 shares of Series A Non-Voting Preferred Stock (the “Series A Preferred Stock” and together with the Series B Preferred Stock, the “Preferred Stock”) were issued by Holdings at a stated value of $100 per share (the “Series A Stated Value”, and together with the Series B Stated Value, the “Stated Value”).

Together, the Preferred Stock ranks as to dividends and on liquidation on parity. The Preferred Stock provides for preferential cumulative dividends at the rate of 10% per share per annum of the Stated Value for each series of Preferred Stock. Dividends are payable as declared by the Holdings Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the “Common Stock”). In the event of liquidation, dissolution or winding up, the holders of shares of Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Preferred Stock. Holders of Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Preferred Stock is required to amend, alter or repeal the preferences, special rights or other powers of the Preferred Stock. The Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value for each series of Preferred Stock plus all dividends accrued and unpaid there upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Cumulative accrued dividends totaled $60,952,000 and $46,936,000 at June 28, 2003 and June 29, 2002, respectively. They are classified with Redeemable Preferred Stock in the consolidated balance sheet of Holdings.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

11. Stockholders and Registration Rights Agreements:

The Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and the stockholders named therein (the “Stockholders Agreement”) and the Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and the investors named therein (the “Registration Rights Agreement”) were each amended as of September 27, 1999, to reflect a Subscription Agreement with GEI and Warburg (as described in Note 12) for the offer and sale of a total of 99 shares of Series B Preferred Stock and a total of 100,000 shares of Common Stock with accompanying warrants to purchase a total of 22,013 shares of Common Stock (the “Warrants”) . As a result of such amendments, all covenants and agreements set forth in the initial Stockholders Agreement and Registration Rights Agreement will apply to the newly issued Series B Preferred Stock, Common Stock and Common Stock issuable upon exercise of the Warrants.

12. Stock Subscription Agreement:

On September 27, 1999, GEI and Warburg subscribed to purchase a total of 99 shares of Series B Preferred Stock at $100,000 per share and a total of 100,000 shares of Common Stock at $1 per share with accompanying Warrants to purchase up to 22,013 additional shares of Common Stock. The Warrants may be exercised for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and only upon failure of the Company to achieve certain financial targets for the fiscal year 2000. The Warrants would have automatically terminated if the Company had achieved certain financial targets for fiscal year 2000. The Company did not meet the financial targets for fiscal year 2000. Therefore, pursuant to the terms of the Warrants, the Warrants are currently exercisable and expire on September 27, 2004. Holdings received $10,000,000 in exchange for these securities. Upon completion of the issuance of the Warrants, Holdings made a $10,000,000 capital contribution to Eagle.

Upon the separations of certain executive officers during fiscal year 2002 and pursuant to their employment agreement, the Company purchased into treasury 7,524 shares of Series A Preferred Stock for a value of $966,000.

Secured recourse promissory note, principal and interest, between the Company and one executive was satisfied in fiscal year 2002 by transferring the executive’s 2,475 shares of Series A Preferred Stock (included in the 7,524 treasury shares referenced above) to the Company.

13. Commitments and Contingencies:

Commitments. The Company may enter into long-term contracts for the purchase of certain raw materials. At June 28, 2003, the Company did not have any long-term purchase commitments.

The Company leases buildings and equipment under various noncancellable operating lease agreements for periods of one to five years. The lease agreements generally provide that the Company pays taxes, insurance and maintenance expenses related to the leased assets. Rent expense for fiscal year 2003, fiscal year 2002, and fiscal year 2001 totaled $393,000, $1,257,000 and $1,065,000, respectively.

At June 28, 2003, future minimum lease payments were as follows (in thousands):

2004	$411
2005	75
2006	11
2007 and beyond	11

Total minimum lease payments	$508

Employment Agreements. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

14. Stock Options and Restricted Stock:

On January 14, 1998, Holdings’ Board of Directors adopted the 1998 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Board of Directors. As amended on January 5, 2000, a total of 206,150 shares of common stock may be awarded under the Incentive Plan, subject to certain adjustments reflecting changes in Holdings’ capitalization.

Grants of options and the periods during which such options can be exercised, and grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of a committee. As of June 28, 2003, the committee has not granted any stock options.

The committee has granted and issued shares of restricted stock to Holdings’ officers and other key employees. Holders of the restricted stock are not entitled to (1) receive dividends until such shares vest or (2) vote their respective shares during the restricted period. The restricted stock vests in installments of 20% per year on each of the first five anniversaries of the issue date, provided that the recipient is employed by Holdings as of each such date. Additionally, the sale, transfer, pledge, exchange or disposal of restricted shares during the restricted period is not permitted except as otherwise allowed by the Holdings’ Stockholders Agreement.

A summary of restricted stock transactions for the fiscal years 2001 and 2002 is as follows:

	Shares of Restricted Stock	Fair Market Value at Issuance Date
Outstanding at July 1, 2000	138,559	86,584
Granted	53,145	531

Outstanding at June 30, 2001	191,704	87,115
Cancelled	(106,522)	(44,156)

Outstanding at June 29, 2002	85,182	42,959
Cancelled	(300)	(3)

Outstanding at June 28, 2003	84,882	42,956

Unearned compensation is charged for the fair value of the restricted shares granted and issued in accordance with the Incentive Plan. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

15. Retirement Plan:

The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees’ annual compensation. The costs of this plan were $340,000, $373,000, and $675,000 for fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively.

16. Intercompany Receivable:

Eagle lent Holdings, in the aggregate, $1,382,000 as a non-interest bearing loan to purchase into treasury certain shares of Series A Preferred Stock from certain former executives pursuant to their employment agreements.

17. Other Information:

GEI and Warburg, Holdings’ principal stockholders, each owned $14,100,000 in aggregate principal amount of Notes as of August 18, 2003.