Form 10-Q
period 2003-09-27
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2003-10-29
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

or

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

As of October 29, 2003, there were 1,002,282 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Page
Part I – Financial Information

Item 1. Financial Statements

Eagle Family Foods, Inc.

Eagle Family Foods, Inc. Statements of Operations and Comprehensive Income (Loss) for the Thirteen Week Periods ended September 27, 2003 and September 28, 2002	3

Eagle Family Foods, Inc. Balance Sheets as of September 27, 2003 and June 28, 2003	4

Eagle Family Foods, Inc. Statements of Cash Flows for the Thirteen Week Periods ended September 27, 2003 and September 28, 2002	5

Eagle Family Foods, Inc. Statement of Changes in Stockholder’s Deficit for the Thirteen Week Period ended September 27, 2003	6

Eagle Family Foods Holdings, Inc.

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen Week Periods ended September 27, 2003 and September 28, 2002	7

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of September 27, 2003 and June 28, 2003	8

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Thirteen Week Periods ended September 27, 2003 and September 28, 2002	9

Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders’ Deficit for the Thirteen Week Period ended September 27, 2003	10

Notes to the Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K	23

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EAGLE FAMILY FOODS, INC.

Statements of Operations and Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	September 27, 2003	September 28, 2002
Net sales, before marketing allowance	$38,976	$36,378
Marketing allowance	7,719	6,475

Net sales	31,257	29,903
Cost of goods sold	18,527	19,016

Gross margin	12,730	10,887
Distribution expense	2,372	1,953
Marketing expense	3,159	2,508
General and administrative expense	1,933	1,881
Amortization of intangible assets	—	711

Operating income	5,266	3,834
Interest expense, net	4,081	4,198

Income (loss) before income taxes and cumulative effect of accounting change	1,185	(364)
Income tax expense	55	12

Net income (loss) before cumulative effect of accounting change	1,130	(376)
Cumulative effect of accounting change	—	56,614

Net income (loss)	$1,130	$(56,990)

Other comprehensive income (loss):
Change in fair value of commodity contracts (net of tax expense of $0 and $40)	432	68
Reclassification to interest expense (net of tax benefit of $33)	—	(56)
Foreign translation adjustment	9	(28)

Comprehensive income (loss)	$1,571	$(57,006)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Balance Sheets

(Dollars in Thousands Except Share Data)

	September 27, 2003	June 28, 2003
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$1,758	$1,616
Accounts receivable, net	13,631	7,261
Inventories	31,411	32,594
Other current assets	1,627	1,222

Total current assets	48,427	42,693
Property and equipment, net	4,801	5,574
Intangible assets, net	104,571	104,571
Other non-current assets	3,881	4,274
Intercompany receivable	1,382	1,382

Total assets	$163,062	$158,494

Liabilities and Stockholder’s Deficit
Current liabilities
Current portion of long-term debt	$7,799	$8,578
Accounts payable	5,419	5,504
Other accrued liabilities	7,212	6,111
Accrued interest	2,863	5,402

Total current liabilities	23,293	25,595

Long-term debt	189,973	184,674

Commitments and contingencies

Stockholder’s deficit
Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	92,500	92,500
Accumulated deficit	(143,158)	(144,288)
Accumulated other comprehensive income	453	12

Total stockholder’s deficit	(50,204)	(51,775)

Total liabilities and stockholder’s deficit	$163,062	$158,494

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	September 27, 2003	September 28, 2002
Cash flows (used in) from operating activities:
Net income (loss)	$1,130	$(56,990)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	841	1,625
Amortization of deferred financing costs	393	373
Cumulative effect of accounting change	—	56,614
Net change in assets and liabilities:
Accounts receivable, net	(6,370)	(3,253)
Inventories	1,183	1,050
Accounts payable	(85)	(1,347)
Other assets	(405)	(249)
Other liabilities	(997)	(1,329)

Cash used in operating activities	(4,310)	(3,506)

Cash used in investing activities:
Capital expenditures	(68)	—

Cash used in investing activities	(68)	—

Cash from (used in) financing activities:
Payment under term loan facility	(780)	—
Borrowings under revolving credit facility	15,200	9,200
Payments under revolving credit facility	(9,900)	(4,800)

Cash from financing activities	4,520	4,400

Increase in cash and cash equivalents	142	894
Cash and cash equivalents at beginning of period	1,616	892

Cash and cash equivalents at end of period	$1,758	$1,786

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statement of Changes in Stockholder’s Deficit

For the Thirteen Week Period Ended September 27, 2003

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid–In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, June 28, 2003	$1	$92,500	$(144,288)	$12	$(51,775)
Net income	—	—	1,130	—	1,130
Other comprehensive income:
Change in fair value of commodities	—	—	—	432	432
Foreign translation adjustment	—	—	—	9	9

Balance, September 27, 2003	$1	$92,500	$(143,158)	$453	$(50,204)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	September 27, 2003	September 28, 2002
Net sales, before marketing allowance	$38,976	$36,378
Marketing allowance	7,719	6,475

Net sales	31,257	29,903
Cost of goods sold	18,527	19,016

Gross margin	12,730	10,887
Distribution expense	2,372	1,953
Marketing expense	3,159	2,508
General and administrative expense	1,933	1,881
Amortization of intangible assets	—	711

Operating income	5,266	3,834
Interest expense, net	4,081	4,198

Income (loss) before income taxes and cumulative effect of accounting change	1,185	(364)
Income tax expense	55	12

Net income (loss) before cumulative effect of accounting change	1,130	(376)
Cumulative effect of accounting change	—	56,614

Net income (loss)	$1,130	$(56,990)

Other comprehensive income (loss):
Change in fair value of commodity contracts (net of tax expense of $0 and $40)	432	68
Reclassification to interest expense (net of tax benefit of $33)	—	(56)
Foreign translation adjustment	9	(28)

Comprehensive income (loss)	$1,571	$(57,006)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

	September 27, 2003	June 28, 2003
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$1,758	$1,616
Accounts receivable, net	13,631	7,261
Inventories	31,411	32,594
Other current assets	1,627	1,222

Total current assets	48,427	42,693
Property and equipment, net	4,801	5,574
Intangible assets, net	104,571	104,571
Other non-current assets	3,881	4,274

Total assets	$161,680	$157,112

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$7,799	$8,578
Accounts payable	5,419	5,504
Other accrued liabilities	7,212	6,111
Accrued interest	2,863	5,402

Total current liabilities	23,293	25,595
Long-term debt	189,973	184,674

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding, at redemption value	141,657	138,247
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	140,275	136,865
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding, at redemption value	14,636	14,280

Total redeemable preferred stock	154,911	151,145

Stockholders’ deficit
Common stock, $0.01 par value, 1,200,000 shares authorized, 1,002,282 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(207,918)	(205,282)
Accumulated other comprehensive income	453	12

Total stockholders’ deficit	(206,497)	(204,302)

Total liabilities and stockholders’ deficit	$161,680	$157,112

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	September 27, 2003	September 28, 2002
Cash flows (used in) from operating activities:
Net income (loss)	$1,130	$(56,990)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	841	1,625
Amortization of deferred financing costs	393	373
Cumulative effect of accounting change	—	56,614
Net change in assets and liabilities:
Accounts receivable, net	(6,370)	(3,253)
Inventories	1,183	1,050
Accounts payable	(85)	(1,347)
Other assets	(405)	(249)
Other liabilities	(997)	(1,329)

Cash used in operating activities	(4,310)	(3,506)

Cash used in investing activities:
Capital expenditures	(68)	—

Cash used in investing activities	(68)	—

Cash from (used in) financing activities:
Payment under term loan facility	(780)	—
Borrowings under revolving credit facility	15,200	9,200
Payments under revolving credit facility	(9,900)	(4,800)

Cash from financing activities	4,520	4,400

Increase in cash and cash equivalents	142	894
Cash and cash equivalents at beginning of period	1,616	892

Cash and cash equivalents at end of period	$1,758	$1,786

Supplemental disclosure:
Non-cash financing activities including dividends accrued on redeemable preferred stock	$3,766	$3,418

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Thirteen Week Period Ended September 27, 2003

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, June 28, 2003	$10	$958	$(205,282)	$12	$(204,302)
Net income	—	—	1,130	—	1,130
Preferred stock dividend	—	—	(3,766)	—	(3,766)
Other comprehensive income
Change in fair value of commodities	—	—	—	432	432
Foreign translation adjustment	—	—	—	9	9

Balance, September 27, 2003	$10	$958	$(207,918)	$453	$(206,497)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of September 27, 2003 and June 28, 2003 and for the thirteen week periods ended September 27, 2003 and September 28, 2002 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. (“Eagle”) and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The financial statements as of September 27, 2003 and for the thirteen week periods ended September 27, 2003 and September 28, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 28, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Adopted Accounting Statements:

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 expands existing accounting guidance regarding when a variable interest entity is consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. This pronouncement applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. For variable interest entities created before February 1, 2003, the provisions of this pronouncement are effective for periods ending after December 15, 2003. The adoption of FIN No. 46 will not have any effect on the Company’s results of operations or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this pronouncement is to be applied prospectively, and was effective in the first quarter of the Company’s fiscal year 2004. The adoption of this pronouncement did not have any effect on the Company’s results of operations or financial condition.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

instrument that is not a derivative in its entirety. The adoption of this standard had no impact on the Company’s results of operations or financial condition.

3. Inventories:

Inventories are stated at the lower of cost or market at September 27, 2003 and June 28, 2003 and consisted of the following (in thousands):

	September 27, 2003	June 23, 2003
Finished goods	$30,196	$31,384
Raw materials	1,215	1,210

Total inventories	$31,411	$32,594

4. Property and Equipment:

Property and equipment is recorded at cost at September 27, 2003 and June 28, 2003 and consisted of the following (in thousands):

	September 27, 2003	June 28, 2003
Land	$355	$355
Buildings and improvements	3,700	3,694
Machinery and equipment	12,835	12,732
Computer equipment and software	10,859	10,859
Construction in progress	400	442

Total property and equipment	28,149	28,082
Accumulated depreciation	(23,348)	(22,508)

Property and equipment, net	$4,801	$5,574

The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that may result in an acceleration of depreciation.

5. Intangible Assets:

Effective June 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets that are no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43,736,000 against tradenames. After completing the valuation and impairment of the tradenames, the goodwill was assessed using estimated future discounted cash flow earnings and market valuation based on these cash flow earnings. As a result, the Company recorded an impairment charge of $12,878,000 against goodwill. The transitional impairment charge was recorded as a cumulative effect of accounting change. The useful lives of intangible assets that were subject to amortization were not revised because of the adoption of SFAS No. 142.

The Company performed its annual impairment test of intangible assets during the period ended September 27. 2003, and determined there was no impairment.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

The net carrying amount of intangible assets consisted of the following (in thousands):

	September 27, 2003	June 28, 2003
Intangible assets not subject to amortization:
Tradenames	$37,217	$37,217
Goodwill	67,354	67,354

Total unamortized intangible assets	$104,571	$104,571

Total amortization of intangible assets of $711,000 for the thirteen week period ended September 28, 2002 represented amortization on an intangible asset, covenant not to compete, which was fully amortized by March 29, 2003.

6. Debt:

Debt consisted of the following (in thousands):

	September 27, 2003	June 28, 2003
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Term loan facility due December 31, 2005	51,472	52,252
Revolving credit facility due December 31, 2004	29,000	26,000
Revolving credit facility swingline loan due December 31, 2004	2,300	—

Total debt	197,772	193,252
Less current portion of long-term debt	(7,799)	(8,578)

Long-term debt	$189,973	$184,674

The Company is the borrower under a credit agreement, dated as of January 23, 1998 and as amended, which consists of (i) a $50.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the “Revolving Credit Facility”) and (ii) an eight-year term loan (the “Term Loan Facility”). The interest rate on the Term Loan Facility is LIBOR plus 4.25%. The interest rate on the Revolving Credit Facility is LIBOR plus 4.25% with the swingline loan portion bearing interest at the Prime rate plus 3.25%. The fair market value of the Term Loan Facility and the Revolving Credit Facility at September 27, 2003 was approximately the carrying value.

The Company’s $115 million of senior subordinated notes (the “Notes”) are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15 of each year. The fair market value of the Notes was approximately $78,200,000 at September 27, 2003.

As of September 27, 2003, the Company had letters of credit totaling $600,000 under the Revolving Credit Facility as required by certain insurance policies.

7. Income Taxes:

Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No.109”). In accordance with SFAS No. 109, the Company determined that a valuation allowance for the net deferred tax assets and net operating loss carryforwards was required as of June 29, 2002. The Company continued to record a full valuation allowance. The valuation allowance was $52,853,000 and $53,291,000 as of September 27, 2003 and June 28, 2003, respectively. The Company intends to maintain a full valuation allowance for the net

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Set forth below is a discussion of the financial condition and results of operations for the thirteen week periods ended September 27, 2003 and September 28, 2002. With the exception of Stockholder’s Equity, Redeemable Preferred Stock and intercompany payable, the financial condition and results of operations of Eagle Family Foods, Inc. (“Eagle”) are substantially consistent with that of Eagle Family Foods Holdings, Inc. (“Holdings”). Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen week periods ended September 27, 2003 and September 28, 2002. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Results of Operations
	Thirteen Week Period Ended
	September 27, 2003	September 28, 2002
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	59.3	63.6

Gross margin	40.7	36.4
Distribution expense	7.6	6.5
Marketing expense	10.1	8.4
General and administrative expense	6.2	6.3
Amortization of intangible assets	—	2.4

Operating income	16.8%	12.8%

Results of Operations

Thirteen Week Periods ended September 27, 2003 (“first quarter 2004”) and September 28, 2002 (“first quarter 2003”) (Unaudited)

Net Sales. The Company’s net sales for first quarter 2004 were $31.3 million as compared to $29.9 million for first quarter 2003, an increase of $1.4 million, or 4.7%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first quarter 2004 and first quarter 2003 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Quarter 2004	Percentage of Net Sales	Net Sales First Quarter 2003	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$25.9	82.7%	$22.7	75.9%
Non-dairy creamer	Cremora, Cremora Royale and other	3.1	9.9	5.2	17.4
Niche brand products	Borden, None Such and Kava	2.3	7.4	2.0	6.7

Total net sales		$31.3	100.0%	$29.9	100.0%

Net sales of the sweetened condensed milk product line increased by $3.2 million in first quarter 2004 as compared to first quarter 2003 primarily due to early seasonal shipments to certain customers of the branded products and higher sales volume for sweetened condensed milk private label brands.

Non-dairy creamer net sales decreased by $2.1 million in first quarter 2004 as compared to first quarter 2003. This decrease was driven by the Company exiting the private label and industrial non-dairy creamer business. Upon the closure of the Company’s non-dairy creamer facility in December 2002, the Company decided to no longer manufacture and market products within the private label and industrial non-dairy creamer category. The Company continues to focus on its core branded non-dairy creamer product lines.

Cost of Goods Sold. Cost of goods sold was $18.5 million for first quarter 2004 as compared to $19.0 million for first quarter 2003, a decrease of $0.5 million, or 2.6%. Expressed as a percentage of net sales, cost of goods sold for first quarter 2004 decreased to 59.3% from 63.6% for first quarter 2003. The decrease in the percentage is primarily due to the favorable costs of the non-dairy creamer products as a result of the Company outsourcing the production of this product line.

Distribution Expense. Distribution expense was $2.4 million for first quarter 2004 as compared to $2.0 million for first quarter 2003, an increase of $0.4 million, or 20%. Expressed as a percentage of net sales, distribution expense for first quarter 2004 increased to 7.6% from 6.5% for first quarter 2003. The increase in distribution costs was due to higher transportation costs.

Marketing Expense. Marketing expense was $3.2 million for first quarter 2004 as compared to $2.5 million for first quarter 2003, an increase of $0.7 million, or 28.0%. Expressed as a percentage of net sales, marketing expense increased to 10.1% for first quarter 2004 from 8.4% for first quarter 2003. The increase in marketing expense was due to the costs associated with consumer marketing programs promoting Eagle Brand sweetened condensed milk in first quarter 2004.

General and Administrative (“G&A”) Expense. G&A expense was $1.9 million for first quarter 2004 and first quarter 2003. Expressed as a percentage of net sales, G&A expense for first quarter 2004 decreased to 6.2% from 6.3% for first quarter 2003.

Amortization of Intangible Assets. Amortization of intangible assets was $0.7 million for first quarter 2003. Effective with the fiscal year 2003 and in accordance with Statement of Financial Accounting Standards (‘SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company will not amortize indefinite-lived assets, but will evaluate the assets for impairment.

Operating Income. Operating income was $5.3 million for first quarter 2004 as compared to operating income of $3.8 million for first quarter 2003, an increase of $1.5 million, or 39.5%. The increase in operating income was primarily due to the increase in sales volume in first quarter 2004 as compared to first quarter 2003 and a reduction in amortization of intangible assets in first quarter 2004.

Interest Expense. Net interest expense was $4.1 million and $4.2 million for first quarter 2004 and first quarter 2003, respectively, a decrease of $0.1 million. The decrease was primarily due to lower average interest rates and lower average debt balances for first quarter 2004 as compared to first quarter 2003.

Income Taxes. The Company recorded an income tax expense of $0.06 million and $0.01 million for first quarter 2004 and first quarter 2003, respectively.

Liquidity and Capital Resources

Borrowings under the Term Loan Facility were $51.5 and $52.3 million at September 27, 2003 and June 28, 2003, respectively. $7.8 million, $25.0 million and $18.7 million under the Term Loan Facility matures in fiscal years 2004 through 2006, respectively. The Company has a $50.0 million Revolving Credit Facility, of which $31.3 million and $26.0 million were outstanding at September 27, 2003 and June 28, 2003, respectively. Included in the Revolving Credit Facility is a $10.0 million swingline loan that is utilized for short-term borrowings for periods less than thirty days. The Revolving Credit Facility matures in fiscal year 2005.

Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility (collectively, the “Senior Credit Facilities”) represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had capital expenditures of $0.1 million in first quarter 2004. The Company expects to spend $1.0 million on capital expenditures during its fiscal year ending July 3, 2004, which will consist of enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

Net cash used in operating activities was $4.3 million and $3.5 million in first quarter 2004 and first quarter 2003, respectively, an increase of $0.8 million. The increase was primarily due to an increase in accounts receivable due to higher sales in first quarter 2004 as compared to first quarter 2003.

Cash used in investing activities was $0.1 million in first quarter 2004. The cash was used for capital expenditures.

Cash from financing activities was $4.5 million and $4.4 million in first quarter 2004 and first quarter 2003, respectively. The Company’s financing activities in first quarter 2004 were consistent with first quarter 2003.

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

GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., Holdings’ principal stockholders, each owned $14.1 million in aggregate principal amount of Notes as of October 28, 2003.

Commitments and Contingencies

The Company may enter into long-term contracts for the purchase of certain raw materials. At September 27, 2003, the Company did not have any long-term purchase commitments. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severance payments and include non-compete and non-solicitation provisions. The following table lists the Company’s commitments and contingencies at September 27, 2003 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$197,772	$7,799	$74,973	$115,000	$—
Operating lease obligations	415	318	97	—	—
Purchase obligations	14,015	14,015	—	—	—

Total	$212,202	$22,132	$75,070	$115,000	$—

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s five major brands (Eagle Brand and the Company’s other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 47% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period.

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of September 27, 2003, the outstanding indebtedness was $197.8 million, with maturities of $7.8 million, $56.3 million and $18.7 million in the fiscal years 2004 through 2006 on the Senior Credit Facilities and $115 million in fiscal year 2008 on the Notes. This substantial indebtedness could have important consequences. For example, it could:

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

The credit agreement governing the Senior Credit Facilities restricts management’s discretion in operating the Company’s business. In addition, the credit agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The credit agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions and make capital expenditures.

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

The Company manufactures all of its U. S. sweetened condensed milk at two facilities and is dependent on such facilities for production. The Company manufactures sweetened condensed milk for the U.S. markets at its Wellsboro, PA and Starkville, MS facilities. These facilities are subject to the normal hazards that could result in any material damage to any such facility. Damage to the facilities, or prolonged interruption in the operations of the facilities for repairs or other reasons, would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s operations are subject to comprehensive public health regulations. The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated there under by the Food and Drug Administration. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribe the format and content of certain information required to appear on the labels of food products.

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

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, the Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards totaling $52.9 million as of September 27, 2003. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Adopted Accounting Statements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 expands existing accounting guidance regarding when a variable interest entity is consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the variable interest entity’s residual returns or both. This pronouncement applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. For variable interest entities created before February 1, 2003, the provisions of this pronouncement are effective for periods ending after December 15, 2003. The adoption of FIN No. 46 will not have any effect on the Company’s results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this pronouncement is to be applied prospectively, and was effective in the first quarter of the Company’s fiscal year 2004. The adoption of this pronouncement did not have any effect on the Company’s results of operations or financial condition.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this standard had no impact on the Company’s results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements, which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumption on which they were based.

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

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at September 27, 2003 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes.

For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate. All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2004	2005	2006	Thereafter	Balance at September 27, 2003	Fair Value
Liabilities
Fixed rate				$115,000	$115,000	$78,200
Average interest rate				8.750%	8.750%
Variable rate	$7,799	$56,255	$18,718	$—	$82,772	$82,772
Average interest rate	5.390%	5.446%	5.390%	—	5.428%

As the table incorporates only the exposures that existed as of September 27, 2003, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.8 million in forecasted interest expense.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of September 27, 2003, the Company had purchased 540 milk futures contracts, which settle during various months through December 2004, at a cost of $12.6 million and a current market value of $12.7 million, or an aggregate market gain of $0.1 million. The aggregate market value will increase or decrease based on the future milk prices.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements, which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumption on which they were based.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of September 27, 2003, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

Date: October 29, 2003