Form 10-Q
period 2004-01-03
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2004-02-13
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers 333-50305 and 333-50305-01

Eagle Family Foods Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3983598 (IRS Employer Identification Number)

Eagle Family Foods, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3982757 (IRS Employer Identification Number)

735 Taylor Road, Suite 200 Gahanna, OH (Address of principal executive offices)	43230 (Zip Code)

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

As of February 13, 2004, there were 957,235 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Part I—Financial Information

Page

Item 1. Financial Statements

Eagle Family Foods, Inc.

Eagle Family Foods, Inc. Statements of Operations for the fourteen and twenty-seven week periods ended January 3, 2004 and the thirteen and twenty-six week periods ended December 28, 2002	3

Eagle Family Foods, Inc. Balance Sheets as of January 3, 2004 and June 28, 2003	4

Eagle Family Foods, Inc. Statements of Cash Flows for the twenty-seven week period ended January 3, 2004 and the twenty-six week period ended December 28, 2002	5

Eagle Family Foods, Inc. Statement of Changes in Stockholder’s Deficit for the twenty-seven week period ended January 3, 2004	6

Eagle Family Foods Holdings, Inc.

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the fourteen and twenty-seven week periods ended January 3, 2004 and the thirteen and twenty-six week periods ended December 28, 2002	7

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of January 3, 2004 and June 28, 2003	8

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the twenty-seven week period ended January 3, 2004 and the twenty-six week period ended December 28, 2002	9

Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders’ Deficit for the twenty-seven week period ended January 3, 2004	10

Notes to the Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II—Other Information

Item 5. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits and Reports on Form 8-K	29

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EAGLE FAMILY FOODS, INC.

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Fourteen Week Period Ended January 3, 2004	Thirteen Week Period Ended December 28, 2002	Twenty-Seven Week Period Ended January 3, 2004	Twenty-Six Week Period Ended December 28, 2002

Sales, before marketing allowance	$63,275	$63,731	$97,624	$93,335
Marketing allowance	11,981	12,016	18,207	16,949

Net sales	51,294	51,715	79,417	76,386
Cost of goods sold	29,012	28,181	45,592	42,706

Gross margin	22,282	23,534	33,825	33,680
Distribution expense	2,187	1,943	4,227	3,454
Marketing expense	4,635	3,801	7,337	5,779
General and administrative expense	2,060	1,868	3,992	3,749
Amortization of intangible assets	—	712	—	1,423

Operating income	13,400	15,210	18,269	19,275
Interest expense, net	3,824	3,835	7,738	7,863

Income before income taxes, discontinued operations and cumulative effect of accounting change	9,576	11,375	10,531	11,412
Income tax expense	9	26	64	38

Net income before discontinued operations and cumulative effect of accounting change	9,567	11,349	10,467	11,374
Income (loss) from discontinued operations	380	(900)	610	(1,301)
Loss on disposal of discontinued operations	(1,097)	—	(1,097)	—

Income (loss) from and disposal of discontinued operations	(717)	(900)	(487)	(1,301)
Cumulative effect of accounting change	—	—	—	(56,614)

Net income (loss)	$8,850	$10,449	$9,980	$(46,541)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	January 3, 2004	June 28, 2003
Assets
Current assets
Cash and cash equivalents	$7,026	$1,616
Accounts receivable, net	11,122	7,261
Inventories	10,412	32,594
Other current assets	2,492	1,222

Total current assets	31,052	42,693
Property and equipment, net	4,391	5,574
Intangible assets, net	94,830	104,571
Other non-current assets	3,781	4,274
Intercompany receivable	1,382	1,382

Total assets	$135,436	$158,494

Liabilities and Stockholder’s Deficit
Current liabilities
Current portion of long-term debt	$9,647	$8,578
Accounts payable	5,626	5,504
Other accrued liabilities	12,774	6,111
Accrued interest	4,726	5,402

Total current liabilities	32,773	25,595

Long-term debt	143,942	184,674

Commitments and contingencies

Stockholder’s deficit
Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	92,500	92,500
Accumulated deficit	(134,308)	(144,288)
Accumulated other comprehensive income	528	12

Total stockholder’s deficit	(41,279)	(51,775)

Total liabilities and stockholder’s deficit	$135,436	$158,494

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Twenty-Seven Week Period Ended January 3, 2004	Twenty-Six Week Period Ended December 28, 2002

Cash flows from (used in) operating activities:
Net income (loss)	$9,980	$(46,541)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	1,729	3,260
Amortization of deferred financing costs	741	745
Cumulative effect of accounting change	—	56,614
Loss on disposal of discontinued operations	1,097	—
Net change in assets and liabilities:
Accounts receivable, net	(3,861)	(3,907)
Inventories	19,737	21,698
Accounts payable	122	(707)
Other assets	(1,471)	(464)
Other liabilities	5,592	6,627

Cash from operating activities	33,666	37,325

Cash from (used in) investing activities:
Capital expenditures	(546)	(60)
Proceeds from sale of discontinued operations	12,201	—

Cash from (used in) investing activities	11,655	(60)

Cash from (used in) financing activities:
Payment under term loan facility	(13,663)	(78)
Borrowings under revolving credit facility	23,900	9,200
Payments under revolving credit facility	(49,900)	(44,800)
Other financing costs	(248)	(563)

Cash used in financing activities	(39,911)	(36,241)

Increase in cash and cash equivalents	5,410	1,024
Cash and cash equivalents at beginning of period	1,616	892

Cash and cash equivalents at end of period	$7,026	$1,916

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statement of Changes in Stockholder’s Deficit

For the Twenty-Seven Week Period Ended January 3, 2004

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, June 28, 2003	$1	$92,500	$(144,288)	$12	$(51,775)
Net income	—	—	9,980	—	9,980
Other comprehensive income:
Change in fair value of commodities	—	—	—	499	499
Foreign translation adjustment	—	—	—	17	17

Balance, January 3, 2004	$1	$92,500	$(134,308)	$528	$(41,279)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Fourteen Week Period Ended January 3, 2004	Thirteen Week Period Ended December 28, 2002	Twenty-Seven Week Period Ended January 3, 2004	Twenty-Six Week Period Ended December 28, 2002
Sales, before marketing allowance	$63,275	$63,731	$97,624	$93,335
Marketing allowance	11,981	12,016	18,207	16,949

Net sales	51,294	51,715	79,417	76,386
Cost of goods sold	29,012	28,181	45,592	42,706

Gross margin	22,282	23,534	33,825	33,680
Distribution expense	2,187	1,943	4,227	3,454
Marketing expense	4,635	3,801	7,337	5,779
General and administrative expense	2,060	1,868	3,992	3,749
Amortization of intangible assets	—	712	—	1,423

Operating income	13,400	15,210	18,269	19,275
Interest expense, net	3,824	3,835	7,738	7,863

Income before income taxes, discontinued operations and cumulative effect of accounting change	9,576	11,375	10,531	11,412
Income tax expense	9	26	64	38

Net income before discontinued operations and cumulative effect of accounting change	9,567	11,349	10,467	11,374
Income (loss) from discontinued operations	380	(900)	610	(1,301)
Loss on disposal of discontinued operations	(1,097)	—	(1,097)	—

Income (loss) from and disposal of discontinued operations	(717)	(900)	(487)	(1,301)
Cumulative effect of accounting change	—	—	—	(56,614)

Net income (loss)	$8,850	$10,449	$9,980	$(46,541)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	January 3, 2004	June 28, 2003
Assets
Current assets
Cash and cash equivalents	$7,026	$1,616
Accounts receivable, net	11,122	7,261
Inventories	10,412	32,594
Other current assets	2,492	1,222

Total current assets	31,052	42,693
Property and equipment, net	4,391	5,574
Intangible assets, net	94,830	104,571
Other non-current assets	3,781	4,274

Total assets	$134,054	$157,112

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$9,647	$8,578
Accounts payable	5,626	5,504
Other accrued liabilities	12,774	6,111
Accrued interest	4,726	5,402

Total current liabilities	32,773	25,595

Long-term debt	143,942	184,674

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding, at redemption value	145,339	138,247
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	143,957	136,865
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding, at redemption value	15,020	14,280

Total redeemable preferred stock	158,977	151,145

Stockholders’ deficit
Common stock $0.01 par value, 1,200,000 shares authorized, 957,235 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(203,134)	(205,282)
Accumulated other comprehensive income	528	12

Total stockholders’ deficit	(201,638)	(204,302)

Total liabilities and stockholders’ deficit	$134,054	$157,112

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Twenty-Seven Week Period Ended January 3, 2004	Twenty-Six Week Period Ended December 28, 2002
Cash flows from (used in) operating activities:
Net income (loss)	$9,980	$(46,541)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	1,729	3,260
Amortization of deferred financing costs	741	745
Cumulative effect of accounting change	—	56,614
Loss on disposal of discontinued operations	1,097	—
Net change in assets and liabilities:
Accounts receivable, net	(3,861)	(3,907)
Inventories	19,737	21,698
Accounts payable	122	(707)
Other assets	(1,471)	(464)
Other liabilities	5,592	6,627

Cash from operating activities	33,666	37,325

Cash from (used in) investing activities:
Capital expenditures	(546)	(60)
Proceeds from the sale of business	12,201	—

Cash from (used in) investing activities	11,655	(60)

Cash from (used in) financing activities:
Payment under term loan facility	(13,663)	(78)
Borrowings under revolving credit facility	23,900	9,200
Payments under revolving credit facility	(49,900)	(44,800)
Other financing costs	(248)	(563)

Cash used in financing activities	(39,911)	(36,241)

Increase in cash and cash equivalents	5,410	1,024
Cash and cash equivalents at beginning of period	1,616	892

Cash and cash equivalents at end of period	$7,026	$1,916

Supplemental disclosure:
Non-cash financing activities including dividends accrued on redeemable preferred stock	$7,832	$6,838

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Twenty-Seven Week Period Ended January 3, 2004

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, June 28, 2003	$10	$958	$(205,282)	$12	$(204,302)
Net income	—	—	9,980	—	9,980
Preferred stock dividend	—	—	(7,832)	—	(7,832)
Other comprehensive income:
Change in fair value of commodities	—	—	—	499	499
Foreign translation adjustment	—	—	—	17	17

Balance, January 3, 2004	$10	$958	$(203,134)	$528	$(201,638)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of January 3, 2004 and June 28, 2003 and for the fourteen and twenty-seven week periods ended January 3, 2004 and the thirteen and twenty-six week periods ended December 28, 2002 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. (“Eagle”) and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The financial statements as of January 3, 2004 and for the fourteen and twenty-seven week periods ended January 3, 2004 and the thirteen and twenty-six week periods ended December 28, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 28, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Adopted Accounting Statements:

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). FIN No. 46R varies significantly from FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which it supersedes. FIN No. 46R requires the application of either FIN No. 46 or FIN No, 46R by “Public Entities” (as defined in paragraph 395 of FASB Statement No 123, “Accounting for Stock-Based Compensation”) to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN No. 46R is adopted early. FIN No. 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not believe that it has any SPEs as prescribed by FIN No. 46R, but continues to evaluate the applicability of FIN No. 46R for adoption during the third quarter of fiscal year 2004.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company considered the classification of its redeemable preferred stock and determined that this stock is contingently issuable. Accordingly, these securities are outside the scope of SFAS No. 150 and adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

3. Recently Issued Accounting Statements:

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for the interim period beginning after December 15, 2003, and thus will be effective for the Company’s third quarter of fiscal year 2004.

4. Divestiture Activities:

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). The purchase price was $12,201,000, subject to certain post-closing adjustments. The Company recognized a loss of $1,097,000 on the sale, which included the book values of $3,433,000, $6,307,000, $2,260,000 and $201,000 for tradenames, goodwill, inventory and other prepaid assets, respectively. The Company incurred $1,097,000 of expenses related to the Non-Dairy Creamer Sale.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business have been classified as discontinued and prior period results of operations have been reclassified. Interest expense related to term debt required to be paid as a result of the sale had been allocated to discontinued operations. The results of operations of the discontinued business are as follows (in thousands):

	Fourteen Week Period Ended January 3, 2004	Thirteen Week Period Ended December 28, 2002	Twenty-Seven Week Period Ended January 3, 2004	Twenty-Six Week Period Ended December 28, 2002

Net sales	$4,234	$7,663	$7,368	$12,896

Operating income (loss)	$526	$(729)	$923	$(960)
Interest expense, net	146	171	313	341

Income (loss) from discontinued operation	$380	$(900)	$610	$(1,301)

Included within the operating loss for the thirteen and twenty-six week periods ended December 28, 2002 was a charge of $1,152,000 for costs associated with the closure of the Company’s powdered non-dairy creamer manufacturing plant in Chester, South Carolina.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

5. Inventories:

Inventories are stated at the lower of cost or market at January 3, 2004 and June 28, 2003 and consisted of the following (in thousands):

	January 3, 2004	June 28, 2003
Finished goods	$9,120	$31,384
Raw materials	1,292	1,210

Total inventories	$10,412	$32,594

6. Property and Equipment:

Property and equipment is recorded at cost at January 3, 2004 and June 28, 2003 and consisted of the following (in thousands):

	January 3, 2004	June 28, 2003
Land	$355	$355
Buildings and improvements	3,521	3,694
Machinery and equipment	12,755	12,732
Computer equipment and software	10,853	10,859
Construction in progress	680	442

Total property and equipment	28,164	28,082
Accumulated depreciation	(23,773)	(22,508)

Property and equipment, net	$4,391	$5,574

The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that may result in accelerated depreciation.

7. Intangible Assets:

Effective June 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets that are no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43,736,000 against tradenames. After completing the valuation and impairment of the tradenames, a market valuation of goodwill was assessed based on estimated future discounted cash flow earnings. As a result, the Company recorded an impairment charge of $12,878,000 against goodwill. The transitional impairment charge was recorded as a cumulative effect of an accounting change. The useful lives of intangible assets still subject to amortization were not revised because of the adoption of SFAS No. 142. The Company performed its annual impairment test of intangible assets during the period ended September 27, 2003, and determined there was no impairment. Pursuant to the sale of the Non-Dairy Creamer Business, the Company sold tradenames and goodwill with the book values of $3,433,000 and $6,307,000, respectively.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

Intangible assets consisted of the following (in thousands):

	January 3, 2004	June 28, 2003
Intangible assets not subject to amortization:
Tradenames	$33,782	$37,217
Goodwill	61,048	67,354

Total unamortized intangible assets	$94,830	$104,571

Total amortization of intangible assets was $708,000 and $1,416,000 for the thirteen and twenty-six week periods ended December 28, 2002, respectively. This represented amortization of a covenant not to compete, which was fully amortized by March 29, 2003.

8. Debt:

Debt consisted of the following (in thousands):
	January 3, 2004	June 28, 2003
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Term loan facility due December 31, 2005	38,589	52,252
Revolving credit facility due December 31, 2004	—	26,000

Total debt	153,589	193,252
Less current portion of long-term debt	(9,647)	(8,578)

Long-term debt	$143,942	$184,674

The Company is the borrower under a credit agreement, dated as of January 23, 1998 and as amended, which consists of (1) a $43.0 million seven-year revolving credit facility, including a $10.0 million swingline loan (the “Revolving Credit Facility”) and (2) an eight-year term loan (the “Term Loan Facility”). The interest rate on the Term Loan Facility is LIBOR plus 4.25%. The interest rate on the Revolving Credit Facility is LIBOR plus 4.25% with the swingline loan portion bearing interest at the Prime rate plus 3.25%. The fair market value of the Term Loan Facility and the Revolving Credit Facility at January 3, 2004 was approximately the carrying value.

The Company amended its Credit Agreement as of December 18, 2003 (the “Amendment”). Pursuant to the Amendment, the lenders consented to the sale of the assets of the Non-Dairy Creamer Business and waived compliance with certain provisions of the Credit Agreement. The Amendment also sets forth minimum requirements for consolidated earnings before interest, income tax, depreciation and amortization, sets forth maximum requirements for capital expenditures, and reduces the total allowable commitment by $2,000,000. The Company is currently in compliance with the abovementioned covenants.

The Company believes it will need to borrow the maximum amount on its Revolving Credit Facility by August 2004 because the Company manufactures the majority of its inventory during the first half of the calendar year for its November and December holiday season. In addition, the principal payments on the Term Loan Facility will increase from $2.9 million for the calendar year 2003 to $9.6 million for the calendar year 2004. There can be no assurance that the Company will have the liquidity to meet its financial obligations once the Revolving Credit Facility reaches the maximum amount allowed pursuant to the Credit Agreement. The Company is in the process of reviewing alternative financing, which may include restructuring, replacing or amending its existing bank obligations. There can be no assurance that the Company can renegotiate its covenants, refinance its debt, or obtain terms that are favorable to the financial position and liquidity needs of the Company.

The Company’s $115 million of senior subordinated notes (the “Notes”) are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15 of each year. The fair market value of the Notes was approximately $83,950,000 at January 3, 2004.

As of January 3, 2004, the Company had letters of credit outstanding totaling $700,000 under the Revolving Credit Facility, as required by certain insurance policies.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

9. Income Taxes:

Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards as of June 29, 2002. The Company continued to record a full valuation allowance. The valuation allowance was $50,531,000 and $53,291,000 as of January 3, 2004 and June 28, 2003, respectively. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

10. Comprehensive Income (Loss):

The components of other comprehensive income (loss) for the fourteen week and twenty-seven week periods ended January 3, 2004 and the thirteen week and twenty-six week periods ended December 28, 2002 consisted of the following (in thousands):

	Fourteen Week Period Ended January 3, 2004	Thirteen Week Period Ended December 28, 2002	Twenty-Seven Week Period Ended January 3, 2004	Twenty-Six Week Period Ended December 28, 2002

Net income (loss)	$8,850	$10,449	$9,980	$(46,541)
Other comprehensive income (loss):
Change in fair value of commodity contracts (net of tax expense of $0, $18, $0 and $58)	67	30	499	98
Reclassification to interest expense (net of tax benefit of $0, $38, $0 and $71)	—	(65)	—	(121)
Foreign translation adjustment	8	19	17	(9)

Comprehensive income (loss)	$8,925	$10,433	$10,496	$(46,573)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Set forth below is a discussion of the financial condition and results of operations for the fourteen and twenty-seven week periods ended January 3, 2004 and the thirteen and twenty-six week periods ended December 28, 2002. With the exception of Stockholder’s Deficit, Redeemable Preferred Stock and intercompany payable, the financial condition and results of operations of Eagle are substantially consistent with that of Holdings. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussion and analysis of the Company’s financial condition and results of operations relates to the business exclusive of the powdered non-dairy creamer business (“Non-Dairy Creamer Business”) unless otherwise described. In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business have been classified as discontinued and prior period results of operations have been reclassified.

Effective December 30, 2002, the Company closed the powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”) and outsourced the production of powdered non-dairy creamer product to Dean Specialty Foods Group, LLC (“Dean Foods”). On December 24, 2003, the Company sold its Non-Dairy Creamer Business to Dean Foods (“Non-Dairy Creamer Sale”). The purchase price was $12.2 million, subject to certain post-closing adjustments. The Company recognized a loss of $1.1 million on the sale in the fourteen week period ended January 3, 2004, which included the book values of $3.4 million, $6.3 million, $2.3 million and $0.2 million for tradenames, goodwill, inventory and other prepaid assets, respectively. The Company incurred $1.1 million of expenses related to the Non-Dairy Creamer Sale

The following table sets forth the consolidated results of operations as a percentage of net sales for the fourteen and twenty-seven week periods ended January 3, 2004 and the thirteen and twenty-six week periods ended December 28, 2002.

	Results of Operations
	Fourteen Week Period Ended January 3, 2004	Thirteen Week Period Ended December 28, 2002	Twenty-Seven Week Period Ended January 3, 2004	Twenty-Six Week Period Ended December 28, 2002

	(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.5	54.5	57.4	55.9

Gross margin	43.5	45.5	42.6	44.1
Distribution expense	4.3	3.7	5.3	4.5
Marketing expense	9.0	7.4	9.2	7.6
General and administrative expense	4.1	3.7	5.0	5.0
Amortization of intangibles	—	1.4	—	1.8

Operating income	26.1%	29.3%	23.1%	25.2%

Results of Operations

Fourteen Week Period ended January 3, 2004 (“second quarter 2004”) and Thirteen Week Period ended December 28, 2002 (“second quarter 2003”) (Unaudited)

Net Sales. The Company’s net sales for second quarter 2004 were $51.3 million as compared to $51.7 million for second quarter 2003, a decrease of $0.4 million, or 0.8%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for second quarter 2004 and second quarter 2003 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Second Quarter 2004	Percentage of Net Sales	Net Sales Second Quarter 2003	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$44.0	85.8%	$44.3	85.7%
Niche brand products	Borden, None Such and Kava	7.3	14.2	7.4	14.3

Total net sales		$51.3	100.0%	$51.7	100.0%

Cost of Goods Sold. Cost of goods sold was $29.0 million for second quarter 2004 as compared to $28.2 million for second quarter 2003, an increase of $0.8 million, or 2.8%. Expressed as a percentage of net sales, cost of goods sold for second quarter 2004 increased to 56.5% from 54.5% for second quarter 2003. The increase in cost of goods sold is due to a changing sales mix that included a new product offering that has a higher unit cost than traditional sweetened condensed milk products. The new product offering is a premium dessert kit that utilizes the Company’s Eagle Brand sweetened condensed milk product.

Distribution Expense. Distribution expense was $2.2 million for second quarter 2004 as compared to $1.9 million for second quarter 2003, an increase of $0.3 million, or 15.8%. Expressed as a percentage of net sales, distribution expense for second quarter 2004 increased to 4.3% from 3.7% for second quarter 2003. The increase in distribution expense was primarily due to higher warehousing and freight costs.

Marketing Expense. Marketing expense was $4.6 million for second quarter 2004 as compared to $3.8 million for second quarter 2003, an increase of $0.8 million, or 21.1%. Expressed as a percentage of net sales, marketing expense for second quarter 2004 increased to 9.0% from 7.4% for second quarter 2003. The increase was primarily due to marketing efforts to capture incremental opportunities within the growing Hispanic market. In addition, the Company invested in the development, test marketing and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes.

General and Administrative (“G&A”) Expense. G&A expense was $2.1 million for second quarter 2004 as compared to $1.9 million for second quarter 2003, an increase of $0.2 million, or 10.5%. Expressed as a percentage of net sales, G&A expense for second quarter 2004 increased to 4.1% from 3.7% for second quarter 2003.

Amortization of Intangible Assets. Amortization of intangible assets was $0.7 million for second quarter 2003. With the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective June 30, 2002, the Company no longer amortizes indefinite-lived assets, but will annually evaluate the assets for impairment.

Operating Income. Operating income was $13.4 million for second quarter 2004 as compared to $15.2 million for second quarter 2003, a decrease of $1.8 million, or 11.8%. Expressed as a percentage of net sales, operating income for second quarter 2004 decreased to 26.1% from 29.3% for second quarter 2003. The decrease in operating income was due to the change in product sales mix that included a new product offering as well as other items mentioned above.

Interest Expense. Net interest expense was $4.0 million for second quarter 2004 and second quarter 2003.

Income Taxes. The Company recorded income tax expense of less than $0.1 million for second quarter 2004 and second quarter 2003. Such expense resulted from estimated state and local income taxes.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $0.4 million for second quarter 2004 as compared to a loss from discontinued operations of $0.9 million for second quarter 2003. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods. In second quarter 2003, the Company recorded a charge of $1.2 million to cover severance and other costs associated with the Non-Dairy Creamer Plant Closure.

Loss on Disposal of Discontinued Operations. In second quarter 2004, the Company recorded a loss of $1.1 million from the Non-Dairy Creamer Sale.

Twenty-Seven Week Period ended January 3, 2004 (“first half 2004”) and Twenty-Six Week Period ended December 28, 2002 (“first half 2003”) (Unaudited)

Net Sales. The Company’s net sales for first half 2004 were $79.5 million as compared to $76.4 million for first half 2003, an increase of $3.1 million, or 4.1%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first half 2004 and first half 2003 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Half 2004	Percentage of Net Sales	Net Sales First Half 2003	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$69.9	87.9%	$67.0	87.6%
Niche brand products	Borden, None Such and Kava	9.6	12.1	9.4	12.4

Total net sales		$79.5	100.0%	$76.4	100.0%

The increase in sweetened condensed milk net sales of $2.9 million is due to increased sales to the Hispanic market and increased sales of Eagle Brand sweetened condensed milk premium dessert kits.

Cost of Goods Sold. Cost of goods sold was $45.6 million for first half 2004 as compared to $42.7 million for first half 2003, an increase of $2.9 million, or 6.8%. Expressed as a percentage of net sales, cost of goods sold for first half 2004 increased to 57.4% from 55.9% for first half 2003. The increase in cost of goods sold is due to a changing sales mix that included a new product offering that has a higher unit cost than traditional sweetened condensed milk products. The new product offering is a premium dessert kit that utilizes the Company’s Eagle Brand sweetened condensed milk product. In addition, the aggregate manufacturing costs include increases that were partially offset by other manufacturing efficiencies.

Distribution Expense. Distribution expense was $4.2 million for first half 2004 as compared to $3.5 million for first half 2003, an increase of $0.7 million, or 20.0%. Expressed as a percentage of net sales, distribution expense for first half 2004 increased to 5.3% from 4.5% for first half 2003. The increase in distribution expense was primarily due to higher warehousing and freight costs.

Marketing Expense. Marketing expense was $7.3 million for first half 2004 as compared to $5.8 million for first half 2003, an increase of $1.5 million, or 25.9%. Expressed as a percentage of net sales, marketing expense for first half 2004 increased to 9.2% from 7.6% for first half 2003. The increase was primarily due to marketing efforts to capture incremental opportunities within the growing Hispanic market. The Company invested in the development, test marketing and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes.

General and Administrative Expense. G&A expense was $4.0 million for first half 2004 as compared to $3.8 million for first half 2003, an increase of $0.2 million, or 5.3%. Expressed as a percentage of net sales, G&A expense for first half 2004 and first half 2003 was 5.0%.

Amortization of Intangible Assets. Amortization of intangible assets was $1.4 million for first half 2003. With the adoption of SFAS No. 142 effective June 30, 2002, the Company no longer amortizes indefinite-lived assets, but will annually evaluate the assets for impairment.

Operating Income. Operating income was $18.3 million for first half 2004 as compared to operating income of $19.3 million for first half 2003, a decrease of $1.0 million, or 5.2%. Expressed as a percentage of net sales, operating income for first half 2004 decreased to 23.1% from 25.2% for first half 2003. The decrease in operating income was due to the change in product sales mix including a new product offering as well as other items mentioned above.

Interest Expense. Net interest expense was $7.7 million for first half 2004 as compared to net interest expense of $7.9 million for first half 2003, a decrease of $0.2 million. The decrease was primarily due to lower average interest rates and lower average debt balances for first half 2004 as compared to first half 2003.

Income Taxes. The Company recorded income tax expense of less than $0.1 million for first half 2004 and first half 2003. Such expense resulted from estimated state and local income taxes. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $0.6 million for first half 2004 as compared to a loss from discontinued operations of $1.3 million for first half 2003. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods. In second quarter 2003, the Company recorded a charge of $1.2 million to cover severance and other costs associated with the Non-Dairy Creamer Plant Closure.

Loss on Disposal of Discontinued Operations. In first half 2004, the Company recorded a loss of $1.1 million for the Non-Dairy Creamer Sale.

Liquidity and Capital Resources

Borrowings under the Term Loan Facility were $38.6 million and $52.3 million at January 3, 2004 and June 28, 2003, respectively. The Term Loan Facility matures $4.8 million, $19.3 million and $14.5 million in the fiscal years 2004, 2005 and 2006, respectively. The Company has a $43.0 million Revolving Credit Facility, of which $26.0 million was outstanding at June 28, 2003. Included in the Revolving Credit Facility is a $10.0 million swingline loan that is utilized for short-term borrowings for periods less than thirty days. The Revolving Credit Facility matures in fiscal year 2005 on December 31, 2004.

Interest payments on the Notes and interest and principal payments under the Term Loan Facility and the Revolving Credit Facility represent significant cash requirements for the Company. Borrowings under the Term Loan Facility and the Revolving Credit Facility bear interest at floating rates and require interest payments on varying dates.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.5 million on capital projects in first half 2004 to fund expenditures at existing facilities. The Company expects to spend less than $1.0 million on capital expenditures for the remainder of fiscal year 2004, which will consist of enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Credit Facility.

The Company believes it will need to borrow the maximum amount on its Revolving Credit Facility by August 2004 because the Company manufactures the majority of its inventory during the first half of the calendar year for its November and December holiday season. In addition, the principal payments on the Term Loan Facility will increase from $2.9 million for calendar year 2003 to $9.6 million for calendar year 2004. There can be no assurance that the Company will have the liquidity to meet its financial obligations once the Revolving Credit Facility reaches the maximum amount allowed pursuant to the Credit Agreement. The Company is in the process of reviewing alternative financing, which may include restructuring, replacing or amending its existing bank obligations. There can be no assurance that the Company can renegotiate its covenants, refinance its debt, or obtain terms that are favorable to the financial position and liquidity needs of the Company.

Net cash from operating activities was $33.7 million and $37.3 million in first half 2004 and first half 2003, respectively, a decrease of $3.6 million. This decrease is primarily due to the additional costs associated with the Non-Dairy Creamer Sale and the investment in the new product offering premium dessert kit described above.

Cash from investing activities in first half 2004 was $11.7 million and cash used in investing activities in first half 2003 was $0.1 million. The Company received $12.2 million in proceeds from the Non-Dairy Creamer Sale in first half 2004.

Cash used in financing activities was $39.9 million and $36.2 million in first half 2004 and first half 2003, respectively, an increase of $3.7 million. The Company used the proceeds from the Non-Dairy Creamer Sale to pay down the Term Loan Facility.

As of February 6, 2004, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., Holdings’ principal stockholders, each owned $14.1 million in aggregate principal amount of Notes.

Commitments and Contingencies

The Company may enter into long-term contracts for the purchase of certain raw materials. At January 3, 2004, the Company did not have any long-term purchase commitments. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severance payments and include non-compete and non-solicitation provisions. The following table lists the Company’s commitments and contingencies at January 3, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$153,589	$9,647	$28,942	$115,000	$—
Operating lease obligations	386	236	150	—	—
Purchase obligations	17,152	17,152	—	—	—

Total	$171,127	$27,035	$29,092	$115,000	$—

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major product lines (Eagle Brand and the Company’s other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 47% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its Revolving Credit Facility during this period. See “Liquidity and Capital Resources.”

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company is reviewing refinancing options. There can be no assurance that the Company will have the liquidity to meet its financial obligations once the Revolving Credit Facility reaches the maximum amount allowed pursuant to the Credit Agreement. The Company is in the process of reviewing alternative financing, which may include restructuring, replacing or amending its existing bank obligations. There can be no assurance that the Company can renegotiate its covenants, refinance its debt, or obtain terms that are favorable to the financial position and liquidity needs of the Company.

The Company has a significant amount of indebtedness. As of January 3, 2004, the outstanding indebtedness was $153.6 million, with maturities of $4.8 million, $19.3 million and $14.5 million in the fiscal years 2004, 2005 and 2006, respectively, on the Senior Credit Facilities and $115 million in fiscal year 2008 on the Notes. This substantial indebtedness could have important consequences. For example, it could:

-	make it more difficult for the Company to satisfy its obligations to creditors, including holders of its Notes, who could upon default require the Company to accelerate principal and interest payments;
-	limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, the Company’s growth, research and development costs or other general corporate purposes;
-	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which will reduce the cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;
-	limit the Company’s flexibility in planning for, or reacting to, changes in its business and in the industry in which the Company operates;
-	increase the vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
-	place the Company at a disadvantage compared to its competitors that have less debt; and
-	expose the Company to risks inherent in interest rate fluctuations because some of the indebtedness bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates.

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

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Kava instant coffee, sweetened condensed milk marketed in Canada, and Borden eggnog are obtained in final product form from third party manufacturers. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

-	relationships with the Company’s suppliers or third party manufacturers;
-	financial condition of the suppliers or third party manufacturers; or
-	the suppliers’ or third party manufacturers’ ability to manufacture and deliver outsourced products on a timely basis.

There is no assurance that the Company could quickly or effectively replace any of its suppliers or third party manufacturers if the need arose. The Company’s dependence on these suppliers and third party manufactures could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

The Company manufactures all of its U.S. sweetened condensed milk at two facilities and is dependent on such facilities for production. The Company manufactures sweetened condensed milk for the U.S. markets at its Wellsboro, PA and Starkville, MS facilities. These facilities are subject to the normal hazards that could result in any material damage to any such facility. Damage to the facilities, or prolonged interruption in the operations of the facilities for repairs or other reasons, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture and market new products or line extensions to its existing product lines. The Company is making an investment in the development, test marketing and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes. The Company cannot predict whether it will be successful in the introduction, marketing and manufacture of this new product offering or any other new products. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing product, which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect the Company’s business, financial condition and results of operations.

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

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards as of June 29, 2002. The Company continued to record a full valuation allowance. The valuation allowance was $50.5 million and $53.3 million as of January 3, 2004 and June 28, 2003, respectively. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Adopted Accounting Statements

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). FIN No. 46R varies significantly from FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which it supersedes. FIN No. 46R requires the application of either FIN No. 46 or FIN No, 46R by “Public Entities” (as defined in paragraph 395 of FASB Statement No 123, “Accounting for Stock-Based Compensation”) to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN No. 46R is adopted early. FIN No. 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not believe that it has any SPEs as prescribed by FIN No. 46R, but continues to evaluate the applicability of FIN No. 46R for adoption during the third quarter of fiscal year 2004.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company considered the classification of its redeemable preferred stock and determined that this stock is contingently issuable. Accordingly, these securities are outside the scope of SFAS No. 150 and adoption of this standard did not have any effect on the Company’s results of operations and financial conditions.

Recently Issued Accounting Statements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are effective for interim period beginning after December 15, 2003, and thus will be effective for the Company’s third quarter of fiscal year 2004.

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

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, dependence on the Company’s Revolving Credit Facility to meet financial obligations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at January 3, 2004 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes.

For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate. All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2004	2005	2006	Thereafter	Balance at January 3, 2004	Fair Value
Liabilities
Fixed rate				$115,000	$115,000	$83,950
Average interest rate				8.750%	8.750%
Variable rate	$4,824	$19,294	$14,471	$—	$38,589	$38,589
Average interest rate	5.410%	5.410%	5.410%	—	5.410%

As the table incorporates only the exposures that existed as of January 3, 2004, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.4 million in forecasted interest expense.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of January 3, 2004, the Company had purchased 475 milk futures contracts, which settle during various months through December 2004, at a cost of $10.9 million and a current market value of $11.2 million, or an aggregate market gain of $0.3 million. The aggregate market value will increase or decrease based on the future milk prices.

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

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, dependence on the Company’s Revolving Credit Facility to meet financial obligations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of January 3, 2004, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

PART II. OTHER INFORMATION

Item 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Eagle Family Foods Holdings, Inc.

(a)	The majority stockholders of Holdings consented to an action by written consent in lieu of an annual meeting dated December 23, 2003. The matters submitted to the stockholders for a vote included (1) the election of six directors to the Board of Directors and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants.

(b)	The following table sets forth the results of voting on these matters.

Matters	Number of Votes FOR	Number of Votes AGAINST / WITHHELD	Number of Abstentions /Broker Non-Votes
Election of Directors:
David A. Barr	916,400	—	—
Andreas T. Hildebrand	916,400	—	—
Kewsong Lee	916,400	—	—
Craig A. Steinke	916,400	—	—
Mark J. Strelecki	916,400	—	—
Donald W. Torey	916,400	—	—
Ratification of Appointment of PricewaterhouseCoopers LLP	916,400	—	—

Eagle Family Foods, Inc.

(c)	The stockholders of Eagle consented to an action by written consent in lieu of an annual meeting dated December 23, 2003. The matters submitted to the stockholders for a vote included (1) the election of six directors to the Board of Directors and (2) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants.

(d)	The following table sets forth the results of voting on these matters.

Matters	Number of Votes FOR	Number of Votes AGAINST / WITHHELD	Number of Abstentions /Broker Non-Votes
Election of Directors:
David A. Barr	10,000	—	—
Andreas T. Hildebrand	10,000	—	—
Kewsong Lee	10,000	—	—
Craig A. Steinke	10,000	—	—
Mark J. Strelecki	10,000	—	—
Donald W. Torey	10,000	—	—
Ratification of Appointment of PricewaterhouseCoopers LLP	10,000	—	—

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	Credit Agreement, dated January 23, 1998, by and among Holdings, Eagle, The Chase Manhattan Bank, Merrill Lynch Capital Corporation, Chase Securities, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended by Amendment No. 1 dated August 12, 1998, as amended by Amendment No. 2 dated November 30, 1998, as amended by Amendment No. 3 dated June 30, 1999, as amended by Amendment No. 4 dated June 29, 2000, as amended by Amendment No. 5 dated January 26, 2001, as amended by Amendment No. 6 dated August 10, 2001, as amended by Amendment No. 7 dated November 21, 2002, and as amended by Amendment No. 8 dated December 18, 2003.

31.1	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods, Inc.

31.2	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods Holdings, Inc.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC.

EAGLE FAMILY FOODS, INC.

By:	/s/ Craig A. Steinke
President, Chief Executive Officer and Chief Financial Officer

Date: February 13, 2004