Form 10-Q
period 2004-04-03
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2004-05-13
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

or

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

As of May 13, 2004, there were 957,235 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Page
Part I - Financial Information

Item 1. Financial Statements

Eagle Family Foods, Inc.

Eagle Family Foods, Inc. Statements of Operations for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003	3

Eagle Family Foods, Inc. Balance Sheets as of April 3, 2004 and June 28, 2003	4

Eagle Family Foods, Inc. Statements of Cash Flows for the forty week period ended April 3, 2004 and the thirty-nine week period ended March 29, 2003	5

Eagle Family Foods, Inc. Statement of Changes in Stockholder’s Deficit for the forty week period ended April 3, 2004	6

Eagle Family Foods Holdings, Inc.

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003	7

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of April 3, 2004 and June 28, 2003	8

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the forty week period ended April 3, 2004 and the thirty-nine week period ended March 29, 2003	9

Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders’ Deficit for the forty week period ended April 3, 2004	10

Notes to the Financial Statements	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K	30

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS, INC.

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended		Forty Week Period Ended April 3, 2004	Thirty-Nine Week Period Ended March 29, 2003
	April 3, 2004	March 29, 2003
Sales, before marketing allowance	$18,134	$14,686	$115,758	$108,021
Marketing allowance	2,622	2,458	20,829	19,407

Net sales	15,512	12,228	94,929	88,614
Cost of goods sold	12,381	9,760	57,973	52,466

Gross margin	3,131	2,468	36,956	36,148
Distribution expense	1,351	1,326	5,578	4,780
Marketing expense	1,977	1,362	9,314	7,141
General and administrative expense	1,612	1,924	5,604	5,673
Due diligence and other costs	1,516	—	1,516	—
Amortization of intangible assets	—	237	—	1,660

Operating income (loss)	(3,325)	(2,381)	14,944	16,894
Interest expense, net	3,631	3,294	11,369	11,157
Costs related to refinancing	1,310	—	1,310	—

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(8,266)	(5,675)	2,265	5,737
Income tax expense (benefit)	45	(104)	109	(66)

Income (loss) before discontinued operations and cumulative effect of accounting change	(8,311)	(5,571)	2,156	5,803

Income (loss) from discontinued operations	—	621	610	(680)
Loss on disposal of discontinued operations	—	—	(1,097)	—

Income (loss) from discontinued operations	—	621	(487)	(680)

Cumulative effect of accounting change	—	—	—	(56,614)

Net income (loss)	$(8,311)	$(4,950)	$1,669	$(51,491)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	April 3, 2004	June 28, 2003
Assets
Current assets
Cash and cash equivalents	$5,626	$1,616
Accounts receivable, net	6,226	7,261
Inventories	19,246	32,594
Other current assets	3,335	1,222

Total current assets	34,433	42,693
Property and equipment, net	4,052	5,574
Intangible assets, net	94,830	104,571
Other non-current assets	4,802	4,274
Intercompany receivable	1,382	1,382

Total assets	$139,499	$158,494

Liabilities and Stockholder’s Deficit
Current liabilities
Current portion of long-term debt	$—	$8,578
Accounts payable	7,343	5,504
Other accrued liabilities	8,372	6,111
Accrued interest	2,238	5,402

Total current liabilities	17,953	25,595

Long-term debt	167,504	184,674

Commitments and contingencies

Stockholder’s deficit
Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	92,500	92,500
Accumulated deficit	(142,619)	(144,288)
Accumulated other comprehensive income	4,160	12

Total stockholder’s deficit	(45,958)	(51,775)

Total liabilities and stockholder’s deficit	$139,499	$158,494

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Forty Week Period Ended April 3, 2004	Thirty-Nine Week Period Ended March 29, 2003
Cash flows from (used in) operating activities:
Net income (loss)	$1,669	$(51,491)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	2,156	4,412
Amortization of deferred financing costs	1,104	1,111
Cumulative effect of accounting change	—	56,614
Write-off of deferred financing costs	1,273	—
Loss on disposal of discontinued operations	1,097	—
Gain on retirement of fixed assets	—	(549)
Net change in assets and liabilities:
Accounts receivable, net	1,035	1,878
Inventories	10,903	13,692
Accounts payable	1,839	(198)
Other assets	(2,314)	(715)
Other liabilities	2,334	(2,306)

Cash from operating activities	21,096	22,448

Cash from (used in) investing activities:
Proceeds from sale of discontinued operations	12,201	—
Capital expenditures	(634)	(179)
Proceeds from the sale of assets	—	593

Cash from investing activities	11,567	414

Cash from (used in) financing activities:
Proceeds from revolver	52,504	—
Borrowings under revolving credit facility	32,600	27,600
Payments under revolving credit facility	(58,600)	(48,500)
Repayment of term loan facility	(52,252)	—
Other financing costs	(2,905)	(563)
Payment under term loan facility	—	(155)

Cash used in financing activities	(28,653)	(21,618)

Increase in cash and cash equivalents	4,010	1,244
Cash and cash equivalents at beginning of period	1,616	892

Cash and cash equivalents at end of period	$5,626	$2,136

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statement of Changes in Stockholder’s Deficit

For the Forty Week Period Ended April 3, 2004

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, June 28, 2003	$1	$92,500	$(144,288)	$12	$(51,775)
Net income	—	—	1,669	—	1,669
Other comprehensive income:
Change in fair value of commodities	—	—	—	4,142	4,142
Foreign translation adjustment	—	—	—	6	6

Balance, April 3, 2004	$1	$92,500	$(142,619)	$4,160	$(45,958)

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended		Forty Week Period Ended April 3, 2004	Twenty-Nine Week Period Ended March 29, 2003
	April 3, 2004	March 29, 2003
Sales, before marketing allowance	$18,134	$14,686	$115,758	$108,021
Marketing allowance	2,622	2,458	20,829	19,407

Net sales	15,512	12,228	94,929	88,614
Cost of goods sold	12,381	9,760	57,973	52,466

Gross margin	3,131	2,468	36,956	36,148
Distribution expense	1,351	1,326	5,578	4,780
Marketing expense	1,977	1,362	9,314	7,141
General and administrative expense	1,612	1,924	5,604	5,673
Due diligence and other costs	1,516	—	1,516	—
Amortization of intangible assets	—	237	—	1,660

Operating income (loss)	(3,325)	(2,381)	14,944	16,894
Interest expense, net	3,631	3,294	11,369	11,157
Costs related to refinancing	1,310	—	1,310	—

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(8,266)	(5,675)	2,265	5,737
Income tax expense (benefit)	45	(104)	109	(66)

Income (loss) before discontinued operations and cumulative effect of accounting change	(8,311)	(5,571)	2,156	5,803

Income (loss) from discontinued operations	—	621	610	(680)
Loss on disposal of discontinued operations	—	—	(1,097)	—

Income (loss) from discontinued operations	—	621	(487)	(680)

Cumulative effect of accounting change	—	—	—	(56,614)

Net income (loss)	$(8,311)	$(4,950)	$1,669	$(51,491)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	April 3, 2004	June 28, 2003
Assets
Current assets
Cash and cash equivalents	$5,626	$1,616
Accounts receivable, net	6,226	7,261
Inventories	19,246	32,594
Other current assets	3,335	1,222

Total current assets	34,433	42,693
Property and equipment, net	4,052	5,574
Intangible assets, net	94,830	104,571
Other non-current assets	4,802	4,274

Total assets	$138,117	$157,112

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$—	$8,578
Accounts payable	7,343	5,504
Other accrued liabilities	8,372	6,111
Accrued interest	2,238	5,402

Total current liabilities	17,953	25,595

Long-term debt	167,504	184,674

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding, at redemption value	148,926	138,247
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	147,544	136,865
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding, at redemption value	15,394	14,280

Total redeemable preferred stock	162,938	151,145

Stockholders’ deficit
Common stock $0.01 par value, 1,200,000 shares authorized, 957,235 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(215,406)	(205,282)
Accumulated other comprehensive income	4,160	12

Total stockholders’ deficit	(210,278)	(204,302)

Total liabilities and stockholders’ deficit	$138,117	$157,112

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Forty Week Period Ended April 3, 2004	Thirty-Nine Week Period Ended March 29, 2003
Cash flows from (used in) operating activities:
Net income (loss)	$1,669	$(51,491)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	2,156	4,412
Amortization of deferred financing costs	1,104	1,111
Cumulative effect of accounting change	—	56,614
Write-off of deferred financing costs	1,273	—
Loss on disposal of discontinued operations	1,097	—
Gain on retirement of fixed assets	—	(549)
Net change in assets and liabilities:
Accounts receivable, net	1,035	1,878
Inventories	10,903	13,692
Accounts payable	1,839	(198)
Other assets	(2,314)	(715)
Other liabilities	2,334	(2,306)

Cash from operating activities	21,096	22,448

Cash from (used in) investing activities:
Proceeds from the sale of business	12,201	—
Capital expenditures	(634)	(179)
Proceeds from the sale of assets	—	593

Cash from investing activities	11,567	414

Cash from (used in) financing activities:
Proceeds from revolver	52,504	—
Borrowings under revolving credit facility	32,600	27,600
Payments under revolving credit facility	(58,600)	(48,500)
Repayment of term loan facility	(52,252)	—
Other financing costs	(2,905)	(563)
Payment under term loan facility	—	(155)

Cash used in financing activities	(28,653)	(21,618)

Increase in cash and cash equivalents	4,010	1,244
Cash and cash equivalents at beginning of period	1,616	892

Cash and cash equivalents at end of period	$5,626	$2,136

Supplemental disclosure:
Non-cash financing activities including dividends accrued on redeemable preferred stock	$11,793	$10,423

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Forty Week Period Ended April 3, 2004

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, June 28, 2003	$10	$958	$(205,282)	$12	$(204,302)
Net income	—	—	1,669	—	1,669
Preferred stock dividends	—	—	(11,793)	—	(11,793)
Other comprehensive income:
Change in fair value of commodities	—	—	—	4,142	4,142
Foreign translation adjustment	—	—	—	6	6

Balance, April 3, 2004	$10	$958	$(215,406)	$4,160	$(210,278)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of April 3, 2004 and June 28, 2003 and for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. (“Eagle”) and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The financial statements as of April 3, 2004 and June 28, 2003 and for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 28, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Adopted Accounting Statements:

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). FIN No. 46R varies significantly from FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which it supersedes. FIN No. 46R requires the application of either FIN No. 46 or FIN No. 46R by “Public Entities” (as defined in paragraph 395 of FASB Statement No 123, “Accounting for Stock-Based Compensation”) to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN No. 46R is adopted early. FIN No. 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

plans and other postretirement benefit plans. The required information has been provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for fiscal years ending after December 15, 2003. The interim period disclosures required by this statement are included within the Notes to the Financial Statements.

3. Divestiture Activities:

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

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business have been classified as discontinued and prior period results of operations have been reclassified. Interest expense related to term debt required to be paid as a result of the sale had been allocated to discontinued operations. The results of operations of the discontinued business are as follows (in thousands):

	Thirteen Week Period Ended		Forty Week Period Ended April 3, 2004	Thirty-Nine Week Period Ended March 29, 2003
	April 3, 2004	March 29, 2003
Net sales	$—	$5,569	$7,368	$18,465

Operating income (loss)	$—	$778	$923	$(182)
Interest expense, net	—	157	313	498

Income (loss) from discontinued operation	$—	$621	$610	$(680)

Included within the operating loss for the thirty-nine week period ended March 29, 2003 was a charge of $1,152,000 for costs associated with the closure of the Company’s powdered non-dairy creamer manufacturing plant in Chester, South Carolina. The closure charges included $1,122,000 for termination pay and benefits for the 79 displaced employees, $625,000 for other plant closure costs and contractual expenditures, offset by a $557,000 gain on the sale of the South Carolina property. The entire amount was paid by January 2004.

4. Inventories:

Inventories are stated at the lower of cost or market at April 3, 2004 and June 28, 2003 and consisted of the following (in thousands):

	April 3, 2004	June 28, 2003
Finished goods	$17,648	$31,384
Raw materials	1,598	1,210

Total inventories	$19,246	$32,594

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

5. Property and Equipment:

Property and equipment is recorded at cost at April 3, 2004 and June 28, 2003 and consisted of the following (in thousands):

	April 3, 2004	June 28, 2003
Land	$355	$355
Buildings and improvements	3,583	3,694
Machinery and equipment	13,201	12,732
Computer equipment and software	11,027	10,859
Construction in progress	55	442

Total property and equipment	28,221	28,082
Accumulated depreciation	(24,169)	(22,508)

Property and equipment, net	$4,052	$5,574

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

Intangible assets consisted of the following (in thousands):

	April 3, 2004	June 28, 2003
Intangible assets not subject to amortization:
Tradenames	$33,782	$37,217
Goodwill	61,048	67,354

Total unamortized intangible assets	$94,830	$104,571

Total amortization of intangible assets was $236,000 and $1,652,000 for the thirteen and thirty-nine week periods ended March 29, 2003, respectively. This represented amortization of a covenant not to compete, which was fully amortized by March 29, 2003.

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

7. Debt:

Debt consisted of the following (in thousands):

	April 3, 2004	June 28, 2003
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	52,504	—
Term loan facility due December 31, 2005	—	52,252
Revolving credit facility due December 31, 2004	—	26,000

Total debt	167,504	193,252
Less current portion of long-term debt	—	(8,578)

Long-term debt	$167,504	$184,674

On March 23, 2004, the Company entered into a Financing Agreement (the “Financing Agreement”) by and among Eagle, Holdings, as a guarantor, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress Financial Corporation (Central) (“Congress”), as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $27,000,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000,000, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55,000,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of April 3, 2004, there have been no borrowings under Revolver A and the borrowings under Revolver B were $52,504,000. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The proceeds from the Revolving Financing Facility were used, in part, to repay all amounts outstanding under the Company’s previous senior bank facilities and will be used, in part, to fund working capital of the Company and for other general corporate purposes.

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia Bank (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is 10.0% plus the greater of 2.0% and LIBOR or 8.0% plus the greater of 4.0% and the Reference Rate. The fair market value of the Revolving Financing Facility at April 3, 2004 was approximately the carrying value.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by December 31 of each of the next three years. The principal amount as of December 31, 2004 is to be less than $34,730,000. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2,000,000 for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

The Revolving Financing Facility also contains covenants including limitations on liens, indebtedness, dispositions, acquisitions, mergers, consolidations, changes in the nature of business, loans, advances, investments, sale and leaseback transactions, capital expenditures, transactions with affiliates, dividends and other payments, issuances of capital stock and excess cash. The Revolving Financing Facility contains customary events of default, including certain changes in control of the Company. The Company is currently in compliance with the covenants of the Financing Agreement.

The Company has pledged or assigned a security interest in intangible properties to Fortress and other collateral as defined in the Financing Agreement to Congress for the benefit of the Lenders. The Company’s principal shareholders, GE Investment

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

Private Placement Partners II, L.P. (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg,” and together with GEI, the “Equity Sponsors”), have guaranteed the payments of the Revolver B obligations and associated costs (the “Guaranteed Obligations”). This guaranty is limited in amount to the lesser of (i) the aggregate amount of all interest paid to the Equity Sponsors after March 23, 2004 in respect of the Notes (as defined below) held by such Equity Sponsors and their affiliates and (ii) the aggregate amount of the outstanding Guaranteed Obligations.

The Company’s ability to meet the covenants in the Financing Agreement will be dependent upon the Company’s future performance, which will be subject to general economic conditions and financial operations. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet covenants in the Financing Agreement.

The Company’s $115 million of senior subordinated notes (the “Notes”) are due January 15, 2008 and bear interest at 8.75% per annum, payable on January 15 and July 15 of each year. The fair market value of the Notes was approximately $93,150,000 at April 3, 2004.

As of April 3, 2004, the Company had letters of credit outstanding totaling $735,000 under the Revolving Financing Facility, as required by certain insurance policies.

8. Income Taxes:

Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards as of June 29, 2002. The Company continues to record a full valuation allowance. The valuation allowance was $52,644,000 and $53,291,000 as of April 3, 2004 and June 28, 2003, respectively. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

9. Comprehensive Income (Loss):

The components of other comprehensive income (loss) for the thirteen week and forty week periods ended April 3, 2004 and the thirteen week and thirty-nine week periods ended March 29, 2003 consisted of the following (in thousands):

	Thirteen Week Period Ended		Forty Week Period Ended April 3, 2004	Thirty-Nine Week Period Ended March 29, 2003
	April 3, 2004	March 29, 2003
Net income (loss)	$(8,311)	$(4,950)	$1,669	$(51,491)
Other comprehensive income (loss):
Change in fair value of commodity contracts	3,643	(1,497)	4,142	(1,399)
Reclassification to interest expense (net of tax benefit of $71)	—	—	—	(121)
Foreign translation adjustment	(11)	108	6	99

Comprehensive income (loss)	$(4,679)	$(6,339)	$5,817	$(52,912)

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

10. Pension Plan:

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”). The components of the net periodic benefit cost for the Benefit Plan consisted of the following (in thousands):

	Twelve Months Ended
	December 31, 2003	December 31, 2002
Service cost	$60	$60
Interest cost	21	16
Expected return on plan assets	(16)	(13)
Amortization of net (gain) loss	6	6

Net periodic benefit cost	$71	$69

The Company expensed $19,000 and $18,000 for the three months ended April 3, 2004 and March 29, 2003, respectively. The Company contributed $70,000 during the twelve-month period ended December 31, 2003, including $52,500 paid during the forty-week period ended April 3, 2004. The Company anticipates contributing at a minimum $70,000 to fund its Benefit Plan during the twelve-month period ending December 31, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Set forth below is a discussion of the financial condition and results of operations for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003. With the exception of Stockholder’s Deficit, Redeemable Preferred Stock and intercompany payable, the financial condition and results of operations of Eagle are substantially consistent with that of Holdings. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussion and analysis of the Company’s financial condition and results of operations relates to the business exclusive of the powdered non-dairy creamer business (“Non-Dairy Creamer Business”) unless otherwise described. In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations of the Non-Dairy Creamer Business have been classified as discontinued operations and prior period results have been reclassified.

Effective December 30, 2002, the Company closed the powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”) and outsourced the production of powdered non-dairy creamer product to Dean Specialty Foods Group, LLC (“Dean Foods”). On December 24, 2003, the Company sold its Non-Dairy Creamer Business to Dean Foods (“Non-Dairy Creamer Sale”). The purchase price was $12.2 million, subject to certain post-closing adjustments. The Company recognized a loss of $1.1 million on the sale in the thirteen week period ended January 3, 2004, which included the book values of $3.4 million, $6.3 million, $2.3 million and $0.2 million for tradenames, goodwill, inventory and other prepaid assets, respectively. The Company incurred $1.1 million of expenses related to the Non-Dairy Creamer Sale

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003 (unaudited).

	Results of Operations
	Thirteen Week Period Ended April 3, 2004	Thirteen Week Period Ended March 29, 2003	Forty Week Period Ended April 3, 2004	Thirty-Nine Week Period Ended March 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.8	79.8	61.1	59.2

Gross margin	20.2	20.2	38.9	40.8
Distribution expense	8.7	10.8	5.9	5.4
Marketing expense	12.7	11.1	9.8	8.1
General and administrative expense	10.4	15.7	5.9	6.4
Due diligence and other costs	9.8	—	1.6	—
Amortization of intangible assets	—	1.9	—	1.9

Operating income (loss)	(21.4)%	(19.3)%	15.7%	19.0%

Results of Operations

Thirteen Week Periods ended April 3, 2004 (“third quarter 2004”) and March 29, 2003 (“third quarter 2003”) (Unaudited)

Net Sales. The Company’s net sales for third quarter 2004 were $15.5 million as compared to $12.2 million for third quarter 2003, an increase of $3.3 million, or 27.0%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for third quarter 2004 and third quarter 2003 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Third Quarter 2004	Percentage of Net Sales	Net Sales Third Quarter 2003	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$14.9	96.1%	$11.3	92.6%
Niche brand products	Borden, None Such and Kava	0.6	3.9	0.9	7.4

Total net sales		$15.5	100.0%	$12.2	100.0%

The increase in sweetened condensed milk net sales of $3.6 million for third quarter 2004 as compared to third quarter 2003 was due to an increase in sales volume to an Asian private label customer, an increase in sales volume of the retail Eagle Brand products and increased sales of the new product offering, premium dessert kits. The new product offering, the premium dessert kits, utilizes the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The decrease in the niche brand products net sales of $0.3 million was due to slightly higher seasonal product returns.

Cost of Goods Sold. Cost of goods sold was $12.4 million for third quarter 2004 as compared to $9.8 million for third quarter 2003, an increase of $2.6 million, or 26.5%. Expressed as a percentage of net sales, cost of goods sold was 79.8% for third quarter 2004 and third quarter 2003. The increase in cost of goods sold of $2.6 million for third quarter 2004 as compared to third quarter 2003 was primarily due to increased sales volume as discussed above under net sales.

Distribution Expense. Distribution expense was $1.4 million for third quarter 2004 as compared to $1.3 million for third quarter 2003, an increase of $0.1 million, or 7.7%. Expressed as a percentage of net sales, distribution expense for third quarter 2004 decreased to 8.7% from 10.8% for third quarter 2003.

Marketing Expense. Marketing expense was $2.0 million for third quarter 2004 as compared to $1.4 million for third quarter 2003, an increase of $0.6 million, or 42.9%. Expressed as a percentage of net sales, marketing expense for third quarter 2004 increased to 12.7% from 11.1% for third quarter 2003. The increase was due to the Company’s investment in the development, test marketing and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes.

General and Administrative (“G&A”) Expense. G&A expense was $1.6 million for third quarter 2004 as compared to $1.9 million for third quarter 2003, a decrease of $0.3 million, or 15.8%. Expressed as a percentage of net sales, G&A expense for third quarter 2004 decreased to 10.4% from 15.7% for third quarter 2003. The decrease in G&A expense was primarily due to reduced depreciation expense as certain depreciable software costs became fully depreciated.

Due Diligence and Other Costs. Due diligence and other costs were $1.5 million for third quarter 2004. The Company recorded a charge of $0.7 million for due diligence costs related to an unsuccessful acquisition attempt, and a charge of $0.8 million for an incentive payment to certain management members for successfully completing the sale of the Non-Dairy Creamer Business.

Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million for third quarter 2003. This represents amortization of a covenant not to compete, which was fully amortized by March 26, 2003. Effective

June 30, 2002 with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company no longer amortizes indefinite-lived assets, but will annually evaluate the assets for impairment.

Operating Loss. Operating loss was $3.3 million for third quarter 2004 as compared to $2.4 million for third quarter 2003, an increase in operating loss of $0.9 million, or 37.5%. The increase in operating loss was primarily due to the write off of deferred financing, due diligence and other costs, as well as other items mentioned above.

Interest Expense. Net interest expense was $3.6 million for third quarter 2004 as compared to $3.3 million for third quarter 2003, an increase of $0.3 million. In accordance with SFAS No. 144, interest expense totaling $0.2 million for third quarter 2003 was charged against income from discontinued operations. This expense represented the interest associated with the Non-Dairy Creamer Business.

Costs Related to Refinancing. Costs related to refinancing were $1.3 million for third quarter 2004. The Company recorded a write off of $1.3 million for the unamortized financing fees related to extinguished debt.

Income Taxes. The Company recorded income tax expense of less than $0.1 million for third quarter 2004 and an income tax benefit of $0.1 million for third quarter 2003. The expense for third quarter 2004 resulted from estimated state and local income taxes. The expense for third quarter 2003 included an adjustment to the valuation allowance for the Company’s net deferred tax assets and net operating loss carryforwards. The Company will continue to maintain a full tax valuation allowance until sufficient positive evidence exists to support reversal of the reserve.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $0.6 million for third quarter 2003. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods.

Forty Week Period ended April 3, 2004 (“year-to-date 2004”) and Thirty-Nine Week Period ended March 29, 2003 (“year-to-date 2003”) (Unaudited)

Net Sales. The Company’s net sales for year-to-date 2004 were $94.9 million as compared to $88.6 million for year-to-date 2003, an increase of $6.3 million, or 7.1%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for year-to-date 2004 and year-to-date 2003 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Year-to-Date 2004	Percentage of Net Sales	Net Sales Year-to-Date 2003	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$84.7	89.3%	$78.2	88.3%
Niche brand products	Borden, None Such and Kava	10.2	10.7	10.4	11.7

Total net sales		$94.9	100.0%	$88.6	100.0%

The increase in sweetened condensed milk net sales of $6.5 million is due to an increase in sales of the new premium dessert kits, an increase in sales volume to ethnic and other private label customers, and an increase in sales to the Hispanic market.

Cost of Goods Sold. Cost of goods sold was $58.0 million for year-to-date 2004 as compared to $52.5 million for year-to-date 2003, an increase of $5.5 million, or 10.5%. The increase in cost of goods sold of $5.5 million for year-to-date 2004 as compared to year-to-date 2003 was due to increased sales of new premium dessert kits and sweetened condensed milk products. In addition, the aggregate manufacturing costs include increased costs that were partially offset by other manufacturing efficiencies. Expressed as a percentage of net sales, cost of goods sold for year-to-date 2004 increased to 61.1% from 59.2% for year-to-date 2003. The increase was due to a changing sales mix that included the new premium dessert kits, which have a higher unit cost than traditional sweetened condensed milk products.

Distribution Expense. Distribution expense was $5.6 million for year-to-date 2004 as compared to $4.8 million for year-to-date 2003, an increase of $0.8 million, or 16.7%. Expressed as a percentage of net sales, distribution expense for year-to-date 2004 increased to 5.9% from 5.4% for year-to-date 2003. The increase in distribution expense was due to costs associated with the new premium dessert kits and higher transportation costs.

Marketing Expense. Marketing expense was $9.3 million for year-to-date 2004 as compared to $7.1 million for year-to-date 2003, an increase of $2.2 million, or 31.0%. Expressed as a percentage of net sales, marketing expense for year-to-date 2004 increased to 9.8% from 8.1% for year-to-date 2003. The increase was due to the Company’s investment in the development, test marketing and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes. In addition, the increase was due to marketing efforts to capture incremental opportunities within the growing Hispanic market.

General and Administrative Expense. G&A expense was $5.6 million for year-to-date 2004 as compared to $5.7 million for year-to-date 2003, a decrease of $0.1 million, or 1.8%. Expressed as a percentage of net sales, G&A expense for year-to-date 2004 decreased to 5.9% from 6.4% for year-to-date 2003.

Due Diligence and Other Costs. Due diligence and other costs were $1.5 million for year-to-date 2004. The Company recorded a charge of $0.7 million for due diligence costs related to an unsuccessful acquisition attempt, and a charge of $0.8 million for an incentive payment to certain management members for successfully completing the sale of the Non-Dairy Creamer Business.

Amortization of Intangible Assets. Amortization of intangible assets was $1.7 million for year-to-date 2003. This represents amortization of a covenant not to compete, which was fully amortized by March 26, 2003. Effective June 30, 2002 with the adoption of SFAS No. 142, the Company no longer amortizes indefinite-lived assets, but will annually evaluate the assets for impairment.

Operating Income. Operating income was $14.9 million for year-to-date 2004 as compared to operating income of $16.9 million for year-to-date 2003, a decrease of $2.0 million, or 11.8%. Expressed as a percentage of net sales, operating income for year-to-date 2004 decreased to 15.7% from 19.0% for year-to-date 2003. The decrease in operating income was due to the write off of deferred financing, due diligence and other costs and the change in product sales mix, including the new premium dessert product offering, as well as other items mentioned above.

Interest Expense. Net interest expense was $11.4 million for year-to-date 2004 as compared to net interest expense of $11.2 million for year-to-date 2003, an increase of $0.2 million. In accordance with SFAS No. 144, interest expense totaling $0.3 million and $0.5 million for year-to-date 2004 and year-to-date 2003, respectively, was charged against income from discontinued operations. This expense represented the interest associated with the Non-Dairy Creamer Business.

Costs Related to Refinancing. Costs related to refinancing were $1.3 million for year-to-date 2004. The Company recorded a write off of $1.3 million for the unamortized financing fees related to extinguished debt.

Income Taxes. The Company recorded income tax expense of $0.1 million for year-to-date 2004 and income tax benefit of less than $0.1 million for year-to-date 2003. The expense resulted from estimated state and local income taxes. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $0.6 million for year-to-date 2004 as compared to a loss from discontinued operations of $0.7 million for year-to-date 2003. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods. In the thirteen week period ended December 28, 2002, the Company recorded a charge of $1.2 million to cover severance and other costs associated with the Non-Dairy Creamer Plant Closure.

Loss on Disposal of Discontinued Operations. In year-to-date 2004, the Company recorded a loss of $1.1 million for the Non-Dairy Creamer Sale.

Liquidity and Capital Resources

On March 23, 2004, the Company entered into a Financing Agreement (the “Financing Agreement”) by and among Eagle, Holdings, as a guarantor, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP, as collateral agent for the Lenders, and Congress Financial Corporation (Central), as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $27.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55.0 million. As of April 3, 2004, there have been no borrowings under Revolver A and the borrowings under Revolver B were $52.5 million.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by December 31 of each of the next three years. The principal amount as of December 31, 2004 is to be less than $34.7 million. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

The Revolving Financing Facility also contains covenants including limitations on liens, indebtedness, dispositions, acquisitions, mergers, consolidations, changes in the nature of business, loans, advances, investments, sale and leaseback transactions, capital expenditures, transactions with affiliates, dividends and other payments, issuances of capital stock and excess cash. The Revolving Financing Facility contains customary events of default, including certain changes in control of the Company. The Company is currently in compliance with the covenants of the Financing Agreement.

The proceeds from the Revolving Financing Facility were used, in part, to repay all amounts outstanding under the Company’s previous senior bank facilities and will be used, in part, to fund working capital of the Company and for other general corporate purposes.

Interest payments on the Company’s $115 million of outstanding senior subordinated notes (“Notes”) and interest and principal payments under the Revolving Financing Facility represent significant cash requirements for the Company. Borrowings under the Revolving Financing Facility bear interest at floating rates and require interest payments monthly.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.6 million on capital projects in year-to-date 2004 to fund expenditures at existing facilities. The Company expects to spend less than $1.0 million on capital expenditures for fiscal year 2004, which will consist of enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash from operating activities was $21.1 million and $22.4 million in year-to-date 2004 and year-to-date 2003, respectively, a decrease of $1.3 million. This decrease is primarily due to the additional costs associated with the Non-Dairy Creamer Sale and the investment in the new product offering premium dessert kit described above.

Cash from investing activities was $11.6 million and $0.4 million in year-to-date 2004 and year-to-date 2003, respectively. In year-to-date 2004, the Company received $12.2 million in proceeds from the Non-Dairy Creamer Sale.

Cash used in financing activities was $28.7 million and $21.6 million in year-to-date 2004 and year-to-date 2003, respectively, an increase of $7.1 million. As described above, in year-to-date 2004, the Company received proceeds from the Revolving Financing Facility which were used to repay the outstanding amount of the then existing senior bank facilities and the financing costs associated with the refinancing. In addition, the Company used the proceeds from the sale of the Non-Dairy Creamer Business received in December 2003 to pay down its then existing term loan facility.

As of April 26, 2004, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., Holdings’ principal stockholders, each owned $14.1 million in aggregate principal amount of Notes.

Commitments and Contingencies

The Company may enter into long-term contracts for the purchase of certain raw materials. At April 3, 2004, the Company did not have any long-term purchase commitments. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severance payments and include non-compete and non-solicitation provisions. The following table lists the Company’s commitments and contingencies at April 3, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$167,504	$—	$52,504	$115,000	$—
Operating lease obligations	743	116	627	—	—
Purchase obligations	11,692	11,692	—	—	—

Total	$179,939	$11,808	$53,131	$115,000	$—

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major product lines (Eagle Brand and the Company’s other sweetened condensed milk products, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company’s net sales, excluding the net sales of the recently divested Non-Dairy Creamer Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its revolving credit facility during this period. See “Liquidity and Capital Resources.”

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of April 3, 2004, the outstanding indebtedness was $167.5 million, with maturities of $52.5 million in fiscal year 2007 on the Revolving Financing Facility and $115 million in fiscal year 2008 on the Notes. This substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company to satisfy its obligations to creditors, including holders of its Notes, who could upon default require the Company to accelerate principal and interest payments;

•	limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, the sales growth, research and development costs or other general corporate purposes;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which will reduce the cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and in the industry in which the Company operates;

•	increase the vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	place the Company at a disadvantage compared to its competitors that have less debt; and

•	expose the Company to risks inherent in interest rate fluctuations because some of the indebtedness bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates.

Any of the above listed factors could have a material adverse affect on the Company’s business and results of operations and its ability to meet its obligations.

The Financing Agreement governing the Revolving Financing Facility restricts management’s discretion in operating the Company’s business. In addition, the Financing Agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The Financing Agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions and make capital expenditures.

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

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. Milk prices in April 2004 rose dramatically and the forward milk prices from May through December have also increased significantly. Future contracts purchased by the Company reduced a significant portion of the negative impact these higher milk prices would have had on the Company’s operating results. However, if milk prices continue to rise and the Company is not able or does not secure lower priced milk future contracts, the impact of higher milk prices could adversely affect the Company’s business, financial condition and results of operations

The Company manufactures all of its U.S. sweetened condensed milk at two facilities and is dependent on such facilities for production. The Company manufactures sweetened condensed milk for the U.S. markets at its Wellsboro, PA and Starkville, MS facilities. These facilities are subject to the normal hazards that could result in any material damage to any such facility. Damage to the facilities, or prolonged interruption in the operations of the facilities for repairs or other reasons, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture and market new products or line extensions to its existing product lines. The Company is making an investment in the development, test marketing and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes. The Company cannot predict whether it will be successful in the introduction, marketing and manufacture of this new product offering or any other new products. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing products, which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect the Company’s business, financial condition and results of operations.

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

Marketing Costs. The Company offers market development funds, slotting, and other trade spending programs to its customers to support the customers’ promotional activities related to the Company’s product lines. The Company provides accruals for marketing costs based on historical information and known promotional programs that may deviate from prior years’ activity. At interim dates and year end, the Company reviews and revises estimates of costs to the Company, when deemed necessary, for the marketing programs based on actual costs incurred or revised spending level by the customers. Actual costs may differ significantly if factors, such as the level and success of the customers’ programs, changes in customer utilization practices, or other conditions, differ from previous expectations.

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

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards as of June 29, 2002. The Company continued to record a full valuation allowance. The valuation allowance was $52.6 million and $53.3 million as of April 3, 2004 and June 28, 2003, respectively. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Adopted Accounting Statements

In December 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). FIN No. 46R varies significantly from FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which it supersedes. FIN No. 46R requires the application of either FIN No. 46 or FIN No. 46R by “Public Entities” (as defined in paragraph 395 of FASB Statement No 123, “Accounting for Stock-Based Compensation”) to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN No. 46R is adopted early. FIN No. 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for fiscal years ending after December 15, 2003. The interim period disclosures required by this statement have been included within the Notes to the Financial Statements.

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

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, dependence on the Company’s Revolving Financing Facility to meet financial obligations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at April 3, 2004 and which are sensitive to changes in interest rates. In the ordinary course of business, the Company uses derivative financial instruments in order to manage or reduce market risk. The Company does not enter into derivative financial instruments for speculative purposes.

For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate. All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2004	2005	2006	Thereafter	Balance at April 3, 2004	Fair Value
Liabilities
Fixed rate				$115,000	$115,000	$93,150
Average interest rate				8.750%	8.750%
Variable rate	$—	$—	$—	$52,504	$52,504	$52,504
Average interest rate	—	—	—	12.000%	12.000%

As the table incorporates only the exposures that existed as of April 3, 2004, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.5 million in forecasted interest expense.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of April 3, 2004, the Company had purchased 912 milk futures contracts, which settle during various months through June 2005, at a cost of $24.2 million and a current market value of $28.1 million, or an aggregate market gain of $3.9 million. The aggregate market value will increase or decrease based on future milk prices.

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

Factors that could cause or contribute to such differences include, but are not limited to, the success of new product introductions and promotions, changes in the competitive environment of the Company’s products, general economic and business conditions, industry trends, raw material costs, dependence on the Company’s labor force, dependence on the Company’s Revolving Financing Facility to meet financial obligations, and changes in, or the failure or inability to comply with, government rules and regulations, including, without limitation, Food and Drug Administration and environmental rules and regulations. Statements concerning interest rates and other financial instrument fair values and their estimated contribution to the Company’s future results of operations are based upon market information as of a specific date. This market information is often a function of significant judgment and estimation. Further, market interest rates and commodity prices are subject to significant volatility.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s disclosure controls and procedures and the effectiveness of these controls. As of April 3, 2004, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

Report on Form 8-K, dated March 23, 2004, was filed by the registrants with the SEC disclosing the execution of a Financing Agreement by and among Eagle, Holdings, as a guarantor, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP, as collateral agent for the Lenders, and Congress Financial Corporation (Central), as administrative agent for the Lenders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC.

EAGLE FAMILY FOODS, INC.

By:	/s/ Craig A. Steinke
President, Chief Executive Officer and Chief Financial Officer

Date: May 13, 2004