Form 10-Q/A
period 2004-04-03
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2004-10-01
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Act).    Yes   ☐    No  ☒

As of October 1, 2004, there were 957,235 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Page
Part I - Financial Information

Explanatory Note	3

Item 1. Financial Statements

Eagle Family Foods, Inc.

Eagle Family Foods, Inc. Statements of Operations for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003	4

Eagle Family Foods, Inc. Balance Sheets as of April 3, 2004 (as restated) and June 28, 2003 (as restated)	5

Eagle Family Foods, Inc. Statements of Cash Flows for the forty week period ended April 3, 2004 and the thirty-nine week period ended March 29, 2003	6

Eagle Family Foods, Inc. Statement of Changes in Stockholder’s Deficit for the forty week period ended April 3, 2004 (as restated)	7

Eagle Family Foods Holdings, Inc.

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003	8

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of April 3, 2004 (as restated) and June 28, 2003	9

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the forty week period ended April 3, 2004 and the thirty-nine week period ended March 29, 2003	10

Eagle Family Foods Holdings, Inc. Consolidated Statement of Changes in Stockholders’ Deficit for the forty week period ended April 3, 2004	11

Notes to the Financial Statements	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K	31

Explanatory Note:

Eagle Family Foods Holdings, Inc. (“Holdings”) and Eagle Family Foods, Inc. (“Eagle”, and together with Holdings, the “Company”) are filing this amendment to its Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004, originally filed May 13, 2004, in order to comply with Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). The Company’s revolving financing facility of $52.5 million includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the revolving financing facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the revolving financing facility balance to be classified as a current liability on the balance sheet in accordance with EITF 95-22.

In addition, the accompanying balance sheets of Eagle as of April 3, 2004 and June 28, 2003 have been restated to appropriately change the classification of an intercompany receivable of $1,382,000 from an asset to a component of the stockholder’s deficit based on Securities and Exchange Commission Staff Accounting Bulletin Topic 4G. This change in classification affected Eagle’s Balance Sheets and Statements of Changes in Stockholder’s Deficit, but does not have any impact on Eagle’s Statements of Operations or Statements of Cash Flows. This change in classification did not affect Holdings’ Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statement of Changes in Stockholders’ Deficit.

All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q. The Form 10-Q/A contains no changes to Eagle’s Statements of Operations and Statements of Cash Flows, or Holdings’ Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statement of Changes in Stockholders’ Deficit as previously reported. To reflect the classification changes, this Form 10-Q/A includes restated Balance Sheets, Consolidated Balance Sheets, and Eagle’s Statement of Changes in Stockholder’s Deficit, Notes 2 and 8 to the Financial Statements and revised disclosures as described below:

Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, includes reference to the subjective acceleration clause and lock box arrangement included within the Company’s financing agreement and intercompany receivable classification discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contingencies, includes reference to the subjective acceleration clause and lock box arrangement included within the Company’s financing agreement and a change to the table to reflect the revolving financing obligation as less than one year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, includes a change to the risk factor “The Company has a significant amount of indebtedness.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk includes a change to the table to reflect the variable rate liability for the revolving financing facility as due in 2005 and reference to EITF 95-22.

Item 4. Controls and Procedures includes references to the change in the balance sheet classification described herein and management’s updated control evaluation.

Part II

Item 6. Exhibits and Reports on Form 8-K includes Exhibits 31.1 and 31.2 to this Form 10-Q/A.

As such, the restated financial statements and disclosures should only be relied upon. No other information included in the original Form 10-Q is amended or updated by this Form 10-Q/A. The changes in classification do not impact the Company’s compliance with the covenants in the revolving financing facility or its bond indenture, its ability to draw on the revolving financing facility, or its ability to meet temporary requirements to reduce the amount of outstanding indebtedness.

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

EAGLE FAMILY FOODS, INC.

Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	April 3, 2004	June 28, 2003
	(as restated- Note 2)	(as restated – Note 2)
Assets
Current assets
Cash and cash equivalents	$5,626	$1,616
Accounts receivable, net	6,226	7,261
Inventories	19,246	32,594
Other current assets	3,335	1,222

Total current assets	34,433	42,693
Property and equipment, net	4,052	5,574
Intangible assets, net	94,830	104,571
Other non-current assets	4,802	4,274

Total assets	$138,117	$157,112

Liabilities and Stockholder’s Deficit
Current liabilities
Current portion of long-term debt	$—	$8,578
Revolving financing facility	52,504	—
Accounts payable	7,343	5,504
Other accrued liabilities	8,372	6,111
Accrued interest	2,238	5,402

Total current liabilities	70,457	25,595

Long-term debt	115,000	184,674

Commitments and contingencies

Stockholder’s deficit
Common stock, $0.01 par value, 250,000 shares authorized, 10,000 shares issued and outstanding	1	1
Additional paid-in capital	92,500	92,500
Accumulated deficit	(142,619)	(144,288)
Accumulated other comprehensive income	4,160	12
Intercompany receivable	(1,382)	(1,382)

Total stockholder’s deficit	(47,340)	(53,157)

Total liabilities and stockholder’s deficit	$138,117	$157,112

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Forty Week Period Ended April 3, 2004	Thirty-Nine Week Period Ended March 29. 2003
Cash flows from (used in) operating activities:
Net income (loss)	$1,669	$(51,491)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	2,156	4,412
Amortization of deferred financing costs	1,104	1,111
Cumulative effect of accounting change	—	56,614
Write-off of deferred financing costs	1,273	—
Loss on disposal of discontinued operations	1,097	—
Gain on retirement of fixed assets	—	(549)
Net change in assets and liabilities:
Accounts receivable, net	1,035	1,878
Inventories	10,903	13,692
Accounts payable	1,839	(198)
Other assets	(2,314)	(715)
Other liabilities	2,334	(2,306)

Cash from operating activities	21,096	22,448

Cash from (used in) investing activities:
Proceeds from sale of discontinued operations	12,201	—
Capital expenditures	(634)	(179)
Proceeds from the sale of assets	—	593

Cash from investing activities	11,567	414

Cash from (used in) financing activities:
Proceeds from revolver	52,504	—
Borrowings under revolving credit facility	32,600	27,600
Payments under revolving credit facility	(58,600)	(48,500)
Repayment of term loan facility	(52,252)	—
Other financing costs	(2,905)	(563)
Payment under term loan facility	—	(155)

Cash used in financing activities	(28,653)	(21,618)

Increase in cash and cash equivalents	4,010	1,244
Cash and cash equivalents at beginning of period	1,616	892

Cash and cash equivalents at end of period	$5,626	$2,136

The accompanying notes are an integral part of these financial statements.

EAGLE FAMILY FOODS, INC.

Statement of Changes in Stockholder’s Deficit

For the Forty Week Period Ended April 3, 2004

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Intercompany Receivable	Total
					(as restated- Note 2)	(as restated- Note 2)
Balance, June 28, 2003	$1	$92,500	$(144,288)	$12	$(1,382)	$(53,157)
Net income	—	—	1,669	—	—	1,669
Other comprehensive income:
Change in fair value of commodities	—	—	—	4,142	—	4,142
Foreign translation adjustment	—	—	—	6	—	6

Balance, April 3, 2004	$1	$92,500	$(142,619)	$4,160	$(1,382)	$(47,340)

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	April 3, 2004	June 28, 2003
	(as restated- Note 2)
Assets
Current assets
Cash and cash equivalents	$5,626	$1,616
Accounts receivable, net	6,226	7,261
Inventories	19,246	32,594
Other current assets	3,335	1,222

Total current assets	34,433	42,693
Property and equipment, net	4,052	5,574
Intangible assets, net	94,830	104,571
Other non-current assets	4,802	4,274

Total assets	$138,117	$157,112

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$—	$8,578
Revolving financing facility	52,504	—
Accounts payable	7,343	5,504
Other accrued liabilities	8,372	6,111
Accrued interest	2,238	5,402

Total current liabilities	70,457	25,595

Long-term debt	115,000	184,674

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding, at redemption value	148,926	138,247
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	147,544	136,865
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding, at redemption value	15,394	14,280

Total redeemable preferred stock	162,938	151,145

Stockholders’ deficit
Common stock $0.01 par value, 1,200,000 shares authorized, 957,235 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(215,406)	(205,282)
Accumulated other comprehensive income	4,160	12

Total stockholders’ deficit	(210,278)	(204,302)

Total liabilities and stockholders’ deficit	$138,117	$157,112

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

EAGLE FAMILY FOODS, INC.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of April 3, 2004 (as restated) and June 28, 2003 (as restated) and for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003 present the financial position, results of operations and cash flows of Eagle Family Foods, Inc. (“Eagle”) and the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle. Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The financial statements as of April 3, 2004 (as restated) and June 28, 2003 (as restated) and for the thirteen and forty week periods ended April 3, 2004 and the thirteen and thirty-nine week periods ended March 29, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings and Eagle for the year ended June 28, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Restatement:

The accompanying balance sheets of Holdings and Eagle at April 3, 2004 have been restated in order to comply with Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). The Company’s revolving financing facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the revolving financing facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the revolving financing facility balance to be classified as a current liability on the balance sheet in accordance with EITF 95-22. As a result, $52,504,000 of debt previously classified as non-current has been classified as a current liability on the restated balance sheets.

In addition, the accompanying balance sheets of Eagle as of April 3, 2004 and June 28, 2003 have been restated to appropriately change the classification of an intercompany receivable of $1,382,000 from an asset to a component in stockholder’s deficit based on Securities and Exchange Commission Staff Accounting Bulletin Topic 4G. This change in classification affected Eagle’s balance sheets and statement of changes in stockholder’s deficit, but does not have any impact on the statements of operations or statements of cash flows. This change in classification did not affect Holdings’ consolidated statements of operations, consolidated balance sheets, consolidated statements of cash flows, or consolidated statement of changes in stockholders’ deficit.

3. Recently Adopted Accounting Statements:

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

8. Debt:

Debt consisted of the following (in thousands):

	April 3, 2004	June 28, 2003
	(as restated)
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	52,504	—
Term loan facility due December 31, 2005	—	52,252
Revolving credit facility due December 31, 2004	—	26,000

Total debt	167,504	193,252
Less current portion of long-term debt and revolving financing facility	(52,504)	(8,578)

Long-term debt	$115,000	$184,674

On March 23, 2004, the Company entered into a Financing Agreement (the “Financing Agreement”) by and among Eagle, Holdings, as a guarantor, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress Financial Corporation (Central) (“Congress”), as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $27,000,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000,000, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55,000,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of April 3, 2004, there have been no borrowings under Revolver A and the borrowings under Revolver B were $52,504,000. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met. In connection with the Financing Agreement, the Company recognized a charge of $1,310,000 for a write off of deferred costs associated with the term loan facility.

As disclosed in Note 2, Holdings and Eagle have restated their April 3, 2004 balance sheets in order to classify the Revolving Financing Facility as a current liability in accordance with EITF 95-22. The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet in accordance with the EITF No. 95-22. The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred.

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

The Company has pledged or assigned a security interest in substantially all of its assets to secure payment of its indebtedness and other obligations under the Financing Agreement. The Company’s principal shareholders, GE Investment Private Placement Partners II, L.P. (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg,” and together with GEI, the “Equity Sponsors”), have guaranteed the payments of the Revolver B obligations and associated costs (the “Guaranteed Obligations”). This guaranty is limited in amount to the lesser of (i) the aggregate amount of all interest paid to the Equity Sponsors after March 23, 2004 in respect of the Notes (as defined below) held by such Equity Sponsors and their affiliates and (ii) the aggregate amount of the outstanding Guaranteed Obligations.

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

11. Pension Plan:

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”). The components of the net periodic benefit cost for the Benefit Plan consisted of the following (in thousands):

	Twelve Months Ended
	December 31, 2003	December 31, 2002
Service cost	$60	$60
Interest cost	21	15
Expected return on plan assets	(16)	(12)
Amortization of net (gain) loss	6	6

Net periodic benefit cost	$71	$69

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

As discussed in the Explanatory Note on page 3, the Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004, originally filed May 13, 2004 to restate Eagle’s balance sheet and Holdings’ consolidated balance sheet as of April 3, 2004, in order to comply with Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”) and to appropriately change the classification of an intercompany receivable on Eagle’s balance sheets as of April 3, 2004 and June 28, 2003 and statement of changes in stockholder’s deficit for the forty week period ended April 3, 2004.

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

Cost of Goods Sold. Cost of goods sold was $12.4 million for third quarter 2004 as compared to $9.8 million for third quarter 2003, an increase of $2.6 million, or 26.5%. Expressed as a percentage of net sales, cost of goods sold was 79.8 % for third quarter 2004 and third quarter 2003. The increase in cost of goods sold of $2.6 million for third quarter 2004 as compared to third quarter 2003 was primarily due to increased sales volume as discussed above under net sales.

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

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by December 31 of each of the next three years. The principal amount as of December 31, 2004 is to be less than $34.7 million. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. As discussed in the Explanatory Note on page 3, the Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2004, originally filed May 13, 2004, to restate the balance sheet of Eagle and the consolidated balance sheet of Holdings in order to appropriately change the classification of the Revolving Financing Facility as a current liability in accordance with EITF No. 95-22. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$—	$115,000	$—
Revolving financing obligations	52,504	52,504	—	—	—
Operating lease obligations	743	116	627	—	—
Purchase obligations	11,692	11,692	—	—	—

Total	$179,939	$64,312	$627	$115,000	$—

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet in accordance with EITF 95-22. The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred. The maturity date of the Revolving Financing Facility is March 23, 2007.

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

The Financing Agreement governing the Revolving Financing Facility restricts management’s discretion in operating the Company’s business. The Financing Agreement requires the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which will reduce the cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes. In addition, the Financing Agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The Financing Agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions and make capital expenditures.

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

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company considered the classification of its redeemable preferred stock and determined that this stock is contingently issuable. Accordingly, these securities are outside the scope of SFAS No. 150 and adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

In December 2003, the FASB issued SFAS No. 132 (revised 2003),”Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB

Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for fiscal years ending after December 15, 2003. The interim period disclosures required by this statement have been included within the Notes to the Financial Statements.

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

For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate. All amounts, except percentage rates, are reflected in U.S. dollars (in thousands). As discussed in the Explanatory Note on page 3, the Company has restated its previously disclosed maturity of the variable rate liability.

	2004	2005	2006	Thereafter	Balance at April 3, 2004	Fair Value
Liabilities
Fixed rate				$115,000	$115,000	$93,150
Average interest rate				8.750%	8.750%
Variable rate	$—	$52,504	$—	$—	$52,504	$52,504
Average interest rate	—	12.000%	—	—	12.000%

As the table incorporates only the exposures that existed as of April 3, 2004, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.5 million in forecasted interest expense. The Company’s variable rate liability has a stated maturity date of March 23, 2007. In accordance with EITF 95-22, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 7 of the financial statements of the Company elsewhere in this Quarterly Report on Form 10-Q/A.

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

The Company’s management reviewed the Company’s disclosure controls and procedures and the effectiveness of these controls. As of April 3, 2004, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are not effective for the reason described in Item 4(b) below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

Subsequent to the issuance of the Company’s financial statements for the quarterly period ended April 3, 2004, the Company determined that borrowings under its Revolving Financing Facility should have been classified as short-term on the balance sheet of Eagle and the consolidated balance sheet of Holdings. As a result, the balance sheet of Eagle at April 3, 2004 and the consolidated balance sheet of Holdings at April 3, 2004 in the financial statements included elsewhere in this Report on Form 10-Q/A have been restated and related disclosures have been added in Notes 2 and 8 to the financial statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources, —Commitments and Contingencies and –Risk Factors and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of the end of the period covered by this Report on Form 10-Q/A, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as described above.

In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered matters relating to this restatement and its impact on the financial statements taken as a whole, including the processes that were undertaken to ensure that all material adjustments necessary to correct the classification were recorded. This restatement reflected the Company’s compliance with an accounting standard that was brought to light with respect to the Financing Agreement entered into on March 23, 2004. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement was reflective of a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s disclosure controls.

The material weakness was caused by an inadequate control over the review process of new material debt agreements. The Company has subsequently implemented a more robust review policy of new material debt agreements using accounting checklists and additional levels of review.

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

Date: October 1, 2004