Form 10-K
period 2004-07-03
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2004-10-01
CIK 1054040, 1059761

OMB APPROVAL
OMB Number:	3235-0063
Expires:	November 30, 2006
Estimated average burden hours
per response	1,196.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

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

PART I

Eagle Family Foods, Inc. (“Eagle”) and Eagle Family Foods Holdings, Inc. (“Holdings”, and together with Eagle, the “Company”) are presenting consolidated financial statements of the Company with the Securities and Exchange Commission (“SEC”) under the guidelines of Regulation S-X Article 3, Rule 3-10(c). Eagle is the issuer of a public registered debt that is guaranteed by its parent, Holdings. Eagle is 100% owned by Holdings; Holdings fully and unconditionally guarantees this registered debt; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 7 to the financial statements included elsewhere in this Annual Report on Form 10-K. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) of Regulation S-X with respect to the subsidiary issuers and subsidiary guarantors.

Item 1:	Business

Holdings and its wholly-owned subsidiary, Eagle is a manufacturer and marketer of a portfolio of leading dry-grocery food products with widely recognized and established brands, including Eagle Brand sweetened condensed milk and None Such mincemeat pie filling. The Company began marketing premium dessert kits in the current fiscal year. These kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. Eagle and Holdings are collectively referred to as the “Company”, unless the context indicates otherwise. Eagle and Holdings were incorporated in Delaware in 1997.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior SEC filings by the Company. The Company assumes no obligation to update these forward-looking statements or to advise of changes in the assumption on which they were based.

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

Significant Events in Fiscal Year 2004

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC (“Dean Foods”) the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). The purchase price was $12.2 million. The Company recognized a loss of $1.0 million on the sale, which included the book values of $3.4 million, $6.3 million, $2.3 million, and $0.2 million for trade names, goodwill, inventory, and other prepaid assets, respectively. The Company incurred $1.0 million of expenses related to the Non-Dairy Creamer Sale.

On March 23, 2004, the Company entered into a Financing Agreement (the “Financing Agreement’) by and among Eagle, Holdings, as a guarantor, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress

Financial Corporation (Central) (“Congress”), an administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $27.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55.0 million for Revolver B. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The proceeds from the Revolving Financing Facility were used, in part, to repay all amounts outstanding under the Company’s previous bank facilities and will be used, in part, to fund working capital of the Company and for other general corporate purposes.

The Company has classified the Revolving Financing Facility as a current liability in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). The Revolving Financing Facility is classified as a current liability in accordance with EITF 95-22 since the Financing Agreement contains a subjective acceleration clause and a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the Revolving Financing Facility.

Subsequent Event

On September 20, 2004, the Company entered into a First Amendment to Financing Agreement (the “First Amendment”) by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The First Amendment temporarily increases the principal amount available for borrowing under Revolver A from $27,000,000 to $30,000,000 through and including November 3, 2004.

Products and Markets

The Company markets and distributes its products through the retail grocery channel, including mass-merchant retailers and club stores, foodservice, the U.S. military, and private label businesses. The Company’s U.S. food business is complemented by a presence in Canada and other foreign countries that represented 8.7%, 8.0% and 7.9% of the Company’s total net sales for the fifty-three week period ended July 3, 2004 (“fiscal year 2004”), and the fifty-two week periods ended June 28, 2003 (“fiscal year 2003”) and June 29, 2002 (“fiscal year 2002”), respectively. The Company utilizes a national retail grocery brokerage company with 43 brokerage houses and 13 independent food brokers to sell its products in the U.S. Non-grocery channels and international markets are serviced through brokers, distributors, or directly, depending on the size and needs of the customers.

The Company’s marketing programs consist of various combinations of media advertising, consumer promotions, and trade promotion. Certain products are also promoted with direct consumer rebate programs. The Company’s customers may also be offered pre-season stocking and in-store promotional allowances. Since many of the Company’s brands are purchased primarily as ingredients for recipes, the Company frequently promotes recipes that incorporate its brands. Recipe dissemination is a primary focus during the holiday season for our seasonal brands None Such mincemeat pie filling, Borden eggnog, and Eagle Brand sweetened condensed milk. The following Company-sponsored Internet sites promote the recipes containing the Company’s products:

•	www.eaglebrand.com

•	www.eaglenonesuch.com

•	www.bordeneggnog.com

•	www.eaglebrandkits.com

The Company marketed powdered non-dairy creamer under the Cremora and Cremora Royale brand names until the sale of the Non-Dairy Creamer Business to Dean Foods in December 2003. The Company manufactured and marketed ReaLemon lemon juice from concentrate and ReaLime lime juice from concentrate (collectively, the “ReaLemon business”) until the sale of the ReaLemon business to Mott’s Inc. in September 2001.

The net sales percentages provided within Part I of this Annual Report on Form 10-K exclude the results from the Non-Dairy Creamer Business and the ReaLemon business product lines for the applicable periods provided.

Sweetened condensed milk. The Company manufactures and markets Eagle Brand and additional sweetened condensed milk products in the U.S. In Canada, the Company markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company’s other branded sweetened condensed milk products include Eagle Brand low fat and fat free products, Meadow Gold, and the Hispanic brands, Star and Magnolia. The Company’s Eagle Brand products carry the Borden and Elsie trademarks. In fiscal year 2004, the Company launched a new product offering, premium dessert kits, to selected markets. These premium dessert kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The Company also manufactures sweetened condensed milk under several private labels, which includes an Asian customer who distributes and markets these products to certain ethnic markets. In fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively, the Company’s sweetened condensed milk products accounted for 91%, 90% and 89% of the Company’s net sales.

Retail channels, including grocery and mass-merchant retailers, are the primary outlet for the Company’s sweetened condensed milk products and accounted for approximately 79%, 80% and 81% of the Company’s sweetened condensed milk net sales for fiscal year 2004, fiscal year 2003 and fiscal year 2002, respectively. The balance of the Company’s sweetened condensed milk net sales is made through other channels, including foodservice customers, industrial customers, and international markets.

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

Grocery retailers have also utilized mergers and acquisitions to consolidate within their industry. Growth in the mass-merchant retailer channel has outpaced growth in the retail grocery channel, and mass-merchant retailers have consequently increased their share of food sales relative to the retail grocery and drug store channels. Furthermore, the convenience store channel has maintained a constant presence within the total grocery industry. Management believes that food companies have broadened their distribution channels to include greater focus on mass-merchant retailers and other alternative distribution channels. Management also believes that another growth opportunity in the U.S. for branded food companies is the foodservice channel, which supplies restaurants, hospitals, schools and other institutions.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business and the ReaLemon Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which will require the Company to draw additional amounts on its Revolving Financing Facility in that period.

Raw Materials and Suppliers

The primary raw materials used in the Company’s operations include milk, sugar, and packaging materials. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Kava instant coffee, sweetened condensed milk marketed in Canada, evaporated canned milk, and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer.

Trademarks, Copyrights and Patents

The Company owns a number of trademarks, licenses and patents. The Company’s principal trademarks include Eagle Brand and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on certain products and their extensions. The Borden and Elsie trademarks are currently used on (1) the entire line of Eagle Brand products, including condensed or evaporated milk and (2) shelf-stable eggnog. The Borden trademark is also currently used on Magnolia sweetened condensed milk. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from Borden Foods Corporation (“BFC”), the Company holds an exclusive and royalty-free license from Dean Foods Limited (f.k.a. Southern Foods Group, L.P.) to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five year term, which is renewable automatically for subsequent five year terms and terminable at the option of the Company upon one year’s notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. The Company also owns various patents and copyrights associated with the business.

Employees

As of July 3, 2004, the Company employed approximately 163 people, including 109 hourly and 54 salaried employees. The Wellsboro, Pennsylvania and Starkville, Mississippi plants are unionized plants. As of July 3, 2004, union employees represented approximately 55% of the Company’s total work force. At Starkville, the Teamsters Local 984 has a contract expiring on January 31, 2005 and at Wellsboro, the United Food and Commercial Workers Union-Local 174 has a contract expiring on February 5, 2005. Management believes that relations with the Company’s employees and unions are generally good.

Business History

On January 23, 1998 (the “Acquisition Closing”), Eagle acquired certain assets of BFC, BFC Investments, L.P. (“BFC Investments”) and certain of their affiliates for an aggregate purchase price of $376.8 million (the “Acquisition”). The assets acquired included, among other things: (1) four manufacturing facilities located in Wellsboro, Pennsylvania; Starkville, Mississippi; Waterloo, New York; and Chester, South Carolina; (2) all machinery and equipment located at these facilities; (3) the trademarks Eagle Brand; ReaLemon; ReaLime; Cremora; Kava; None Such and certain other trademarks in North America and in certain foreign territories; and (4) a non-compete and non-solicitation agreement from BFC and certain of its affiliates.

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

In September 2001, the Company completed the sale to Mott’s Inc. and Cadbury Beverages Delaware, Inc. of Eagle’s business of developing, manufacturing, marketing, distributing and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names (the “ReaLemon product lines”) and related assets for $128.4 million (the “ReaLemon Sale”).

In July 2001, the Company began implementing a plan (the “Plan”) to reorganize the management and operations of the Company because of the then pending ReaLemon Sale, which reduced the sales and operating base of the Company. The Plan included (1) the resignation of John O’C. Nugent as Chief Executive Officer and President of the Company; (2) the appointment of Craig A. Steinke as Chief Executive Officer and President in addition to serving as the Chief Financial Officer of the Company; (3) the resignations of other executive officers of the Company; and (4) the closure of the corporate office in Tarrytown, New York and the research and development office in Columbus, Ohio.

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

Effective December 30, 2002, the Company closed the powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”) and outsourced the production of powdered non-dairy creamer product to Dean Specialty Foods Group, LLC (“Dean Foods”). In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $1.2 million in fiscal year 2003. The closure charges included $1.3 million for termination pay and benefits for the 79 displaced employees, $0.4 million for other plant closure costs and contractual expenditures, offset by the $0.5 million gain on the sale of the South Carolina Property.

On December 24, 2003, the Company completed the Non-Dairy Creamer Sale to Dean Foods for $12.2 million. The Company has reclassified the results of the Non-Dairy Creamer Business as discontinued operations.

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

The Company has a significant amount of indebtedness. As of July 3, 2004, the outstanding indebtedness was $185.7 million, with maturities of $70.7 million in fiscal year 2007 on the Revolving Financing Facility and $115.0 million in fiscal year 2008 on the Notes. This substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company to satisfy its obligations to creditors, including holders of its Notes, who could upon default require the Company to accelerate principal and interest payments;

•	limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, the sales growth, research and development costs, or other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and in the industry in which the Company operates;

•	increase the vulnerability to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation;

•	place the Company at a disadvantage compared to its competitors that have less debt; and

•	expose the Company to risks inherent in interest rate fluctuations because some of the indebtedness bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates.

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

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Kava instant coffee, sweetened condensed milk marketed in Canada, evaporated canned milk, and Borden eggnog are obtained in final product form from third party manufacturers, or co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

•	relationships with the Company’s suppliers or third party manufacturers;

•	financial condition of the suppliers or third party manufacturers; or

•	the suppliers’ or third party manufacturers’ ability to manufacture and deliver outsourced products on a timely basis.

There is no assurance that the Company could quickly or effectively replace any of its suppliers or third party manufacturers if the need arose. The Company’s dependence on these suppliers and third party manufacturers could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing future contracts, the Company tries to establish a known price for future milk purchases in order to protect against fluctuating milk prices. Milk prices in April 2004 rose dramatically and the forward milk prices from May through December have also increased significantly. Future contracts purchased by the Company reduced a significant portion of the negative impact these higher milk prices would have had on the Company’s operating results. However, if milk prices continue to rise and the Company is not able or does not secure lower priced milk future contracts, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations.

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

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture and market new products or line extensions to its existing product lines. The Company is making an investment in the development, test marketing, and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes, which were introduced into the market in fiscal year 2004. The Company cannot predict whether it will be successful in the introduction, marketing and manufacturing of this new product offering or any other new products. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing products, which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect the Company’s business, financial condition and results of operations.

The Company is dependent on a concentrated customer base. The Company does not have long-term sales agreements or other contractual assurances as to future sales with any of its customers. In addition, continued consolidation in the retail industry has resulted in an increasingly concentrated retail base. If such concentration continues to occur, the Company’s net sales and operating income may be increasingly sensitive to deterioration in the financial condition of its customer base, or other adverse developments involving the Company’s relationships with its customers.

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

The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of volatile products, cease and desist-orders, injunctions and/or monetary penalties.

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

Available Information

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

In addition to the owned manufacturing facilities described above, as of July 3, 2004, the Company leased 17,000 square feet of office space in Columbus, Ohio and uses public warehouse space in numerous locations in variable amounts as needed.

Item 3:	Legal Proceedings

The Company is subject to litigation in the ordinary course of its business. The Company is not a party to any lawsuit or proceeding, which is material, or in the opinion of management, is likely to have a material adverse effect on the Company’s financial condition or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5:	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of Holdings or Eagle. As of October 1, 2004, Holdings was the only holder of Eagle common stock. As of October 1, 2004, there were three holders of Holdings’ Common Stock.

No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings and Eagle are restricted from declaring dividends on their common stock by the Revolving Financing Facility. See Note 7 of the Notes to the Financial Statements of Holdings and Eagle included elsewhere in this Annual Report on Form 10-K.

The following table presents the number of shares of Common Stock that were repurchased by Holdings from certain current and prior employee stockholders in fiscal year 2004:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid for Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 2003	45,047	$0.00	—	—
Total	45,047	$0.00	—	—

Item 6:	Selected Financial Data

The selected financial data set forth below (dollars in thousands) as of July 3, 2004 and June 28, 2003, and for fiscal year 2004, fiscal year 2003, and fiscal year 2002 are derived from audited consolidated financial statements included elsewhere herein. The selected financial data set forth below as of July 1, 2000, June 30, 2001, June 29, 2002, and for the fifty-two week periods ended June 30, 2001 (“fiscal year 2001”) and July 1, 2000 (“fiscal year 2000”) are derived from the consolidated financial statements not included elsewhere herein. In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business for all fiscal years presented have been classified as discontinued operations and prior period results of operations have been reclassified.

	Fifty-Two Week Period Ended July 1, 2000	Fifty-Two Week Period Ended June 30, 2001	Fifty-Two Week Period Ended June 29, 2002		Fifty-Two Week Period Ended June 28, 2003		Fifty-Three Week Period Ended July 3, 2004
Statement of Operations Data:(a)
Net sales	$155,093	$156,693	$116,351		$105,661		$115,778
Cost of goods sold	87,944	80,906	79,557		64,150		72,789

Gross profit	67,149	75,787	36,794		41,511		42,989
Distribution expenses	11,081	10,634	6,986		6,405		7,578
Marketing expense	24,199	17,685	10,002		9,132		11,351
General & administrative expense	13,601	13,372	8,794		7,619		7,170
Due diligence and other costs	—	—	—		—		1,516
Amortization of intangible assets	10,504	10,504	8,052		1,660		—
Gain on sale of product lines, net of reorganization charges	—	—	18,722		—		—
Other operating income	(1,209)	—	—		—		—

Operating income	8,973	23,592	21,682		16,695		15,374
Net loss	$(11,631)	$(5,443)	$(31,679	)(b)	$(54,606	)(c)	$(2,403)
Other Financial Data:
Depreciation and amortization(d)	$20,575	$19,765	$28,397		$6,772		$3,847
Capital expenditures	7,564	3,568	414		610		789

	As of July 1, 2000	As of June 30, 2001	As of June 29, 2002		As of June 28, 2003		As of July 3, 2004
Balance Sheet Data:
Inventories	$33,780	$36,929	$35,491		$32,594		$33,298
Net property and equipment	33,775	31,014	8,670		5,574		3,960
Total assets	395,939	386,784	223,042		157,112		148,374
Total debt, including current maturities	327,500	333,500	203,788		193,252		185,688
Redeemable Preferred Stock	113,555	125,163	137,129		151,145		166,905
Stockholders’ deficit	(74,314)	(91,362)	(135,802)		(204,302)		(222,123)

(a)	The adoption of EITF No. 00-14 and No. 00-25, effective first quarter of 2002, resulted in the following reclassifications to fiscal year 2000 and fiscal year 2001: net sales were reduced by $38.6 million and $35.1 million, respectively; distribution expense was reduced by $1.0 million and $1.0 million, respectively; and marketing expense was reduced by $37.6 million and $34.1 million, respectively. Under EITF No. 00-14 and No. 00-25, the EITF concluded that certain consumer and trade sales promotion expenses should be classified as a reduction of sales rather than as marketing expense. These reclassifications had no impact on operating income, net loss and cash flows.

(b)	In fiscal year 2002, the Company recorded a valuation allowance for its deferred tax assets and net operating loss carryforwards of $33.2 million.

(c)	In fiscal year 2003, the Company recorded an impairment charge of $56.6 million upon the adoption of SFAS No. 142.

(d)	Includes the amortization of debt issuance costs of $1,823, $2,322, $2,878, $1,450, and $1,449 for fiscal year 2000, fiscal year 2001, fiscal year 2002, fiscal year 2003, and fiscal year 2004, respectively.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for fiscal year 2004, fiscal year 2003 and fiscal year 2002 of the Company. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Eagle and Holdings will file consolidated financial statements of Holdings and its subsidiary, Eagle with the SEC under the guidelines of Regulation S-X Article 3, Rule 3-10(c). Eagle is the issuer of a public registered debt that is guaranteed by its parent, Eagle Family Foods Holdings, Inc. (“Holdings”). Eagle is 100% owned by Holdings; Holdings fully and unconditionally guarantees this registered debt; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 7 to the financial statements included elsewhere in this Annual Report Form 10-K. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) of Regulation S-X with respect to the subsidiary issuers and subsidiary guarantors

The Company has classified the Revolving Financing Facility as a current liability in accordance with EITF 95-22. The Revolving Financing Facility is classified as a current liability in accordance with EITF 95-22 since the Financing Agreement contains a subjective acceleration clause and a lock box arrangement that requires the cash receipts of the Company to be used to repay amounts outstanding under the Revolving Financing Facility.

The discussion and analysis of the Company’s financial condition and results of operations relates to the business exclusive of the powdered non-dairy creamer business (“Non-Dairy Creamer Business”) unless otherwise described. In accordance with the provisions of SFAS No. 144, the results of operations of the Non-Dairy Creamer Business for fiscal year 2004, fiscal year 2003 and fiscal year 2002 have been classified as discontinued operations and prior period results of operations have been reclassified.

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC (“Dean Foods”) the Non-Dairy Creamer Business and related assets, including inventory. The purchase price was $12.2 million. The Company recognized a loss of $1.0 million on the sale, which included the book values of $3.4 million, $6.3 million, $2.3 million, and $0.2 million for trade names, goodwill, inventory, and other prepaid assets, respectively. The Company incurred $1.0 million of expenses related to the Non-Dairy Creamer Sale. Effective December 30, 2002, the Company closed the powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”) and outsourced the production of powdered non-dairy creamer product to Dean Foods.

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

The following table sets forth the results of operations as a percentage of net sales for fiscal year 2004, fiscal year 2003 and fiscal year 2002.

	Results of Operations
	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended June 28, 2003	Fifty-Two Week Period Ended June 29, 2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.9	60.7	58.8
Cost of goods sold, accelerated depreciation	—	—	9.6

Total cost of goods sold	62.9	60.7	68.4
Gross margin	37.1	39.3	31.6
Distribution expense	6.5	6.1	6.0
Marketing expense	9.8	8.6	8.6
General & administrative expense	6.2	7.2	7.6
Due diligence and other costs	1.3	—	—
Amortization of intangible assets	—	1.6	6.9
Gain on sale of product lines, net of reorganization charges	—	—	16.1

Operating income	13.3%	15.8%	18.6%

Results of Operations

Fifty-Three Week Period Ended July 3, 2004, and the Fifty-Two week Period Ended June 28, 2003.

Net Sales. The Company’s net sales for fiscal year 2004 were $115.8 million as compared to $105.7 million for fiscal year 2003, an increase of $10.1 million, or 9.6%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2004 and fiscal year 2003 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2004	Percentage of Net Sales	Net Sales Fiscal Year 2003	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$104.8	90.5%	$95.1	90.0%
Niche brand products	Borden, None Such, and Kava	11.0	9.5	10.6	10.0

Total		$115.8	100.0%	$105.7	100.0%

The increase in sweetened condensed milk net sales of $9.7 million for fiscal year 2004 as compared to fiscal year 2003 was due to an increase in sales volume to an Asian private label customer, an increase in sales volume of the retail Eagle Brand products and increased sales of the new product offering, premium dessert kits. The new product offering, the premium dessert kits, utilizes the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes.

Cost of Goods Sold. Cost of goods sold was $72.8 million for fiscal year 2004 as compared to $64.2 million for fiscal year 2003, an increase of $8.6 million, or 13.4%. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2004 increased to 62.9% from 60.7% for fiscal year 2003. The increase in cost of goods sold was primarily due to the change in the sales mix to products with a higher production cost.

Distribution Expense. Distribution expense was $7.6 million for fiscal year 2004 as compared to $6.4 million for fiscal year 2003, an increase of $1.2 million, or 18.8%. Expressed as a percentage of net sales, distribution expense was 6.5% and 6.1% for fiscal year 2004 and fiscal year 2003, respectively. The increase in distribution expense was due to costs associated with storing and handling the new premium dessert kits and higher transportation costs.

Marketing Expense. Marketing expense was $11.4 million for fiscal year 2004 as compared to $9.1 million for fiscal year 2003, an increase of $2.3 million, or 25.3%. Expressed as a percentage of net sales, marketing expense was 9.8% and 8.6% for fiscal year 2004 and fiscal year 2003, respectively. The increase was due to the Company’s investment in the development, test marketing and promotion of new premium dessert kits utilizing popular sweetened condensed milk recipes. In addition, the increase was due to marketing efforts to capture incremental opportunities within the growing Hispanic market.

General & Administrative (“G&A”) Expense. G&A expense was $7.2 million for fiscal year 2004 as compared to $7.6 million for fiscal year 2003, a decrease of $0.4 million, or 5.3%. Expressed as a percentage of net sales, G&A expense was 6.2% and 7.2% for fiscal year 2004 and fiscal year 2003, respectively.

Due Diligence and Other Costs. Due diligence and other costs were $1.5 million for fiscal year 2004. The Company recorded a charge of $0.7 million for due diligence costs related to an unsuccessful acquisition attempt, and a charge of $0.8 million for an incentive payment to certain management members for successfully completing the sale of the Non-Dairy Creamer Business.

Amortization of Intangible Assets. Amortization of intangible assets was $1.7 million for fiscal year 2003. The Company’s only amortizable intangible asset was a covenant not to compete. This asset was fully amortized in fiscal year 2003.

Operating Income. Operating income was $15.4 million for fiscal year 2004 as compared to $16.7 million for fiscal year 2003, a decrease of $1.3 million, or 7.8%. Expressed as a percentage of net sales, operating income for fiscal year 2004 decreased to 13.3% from 15.8% for fiscal year 2003. The decrease in operating income was due to due diligence and other costs, the change in product sales mix and the cost of launching the new premium dessert product offering.

Interest Expense. Net interest expense was $16.0 million for fiscal year 2004 as compared to $14.9 million for fiscal year 2003, an increase of $1.1 million, or 7.4%. In accordance with SFAS No. 144, interest expense totaling $0.3 million and $0.7 million for fiscal year 2004 and fiscal year 2003, respectively, was charged against income from discontinued operations, and represented the interest associated with the Non-Dairy Creamer Business. The increase in interest expense was due to a higher average interest rate of 9.11% in fiscal year 2004 as compared to an average interest rate of 8.11% in fiscal year 2003. The average debt balance in fiscal year 2004 was $178.9 million as compared $191.7 million in fiscal year 2003. The Company used the proceeds from the sale of the Non-Dairy Creamer Business to repay indebtedness in fiscal year 2004.

Costs Related to Refinancing. Costs related to refinancing were $1.3 million for fiscal year 2004. The Company recorded a write-off of $1.3 million for the unamortized financing fees related to the extinguished Term Loan Facility.

Income Taxes. Income tax expense was less than $0.1 million for fiscal year 2004 as compared to an income tax benefit of less than $0.1 million for fiscal year 2003. The expense resulted from estimated state and local income taxes. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Income from Discontinued Operations. Income from discontinued operations was $0.6 million for fiscal year 2004 as compared to $0.1 million for fiscal year 2003. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods.

Loss on Disposal of Discontinued Operations. In fiscal year 2004, the Company recorded a loss of $1.0 million for the Non-Dairy Creamer Sale.

Fifty-Two Week Periods Ended June 28, 2003 and June 29, 2002.

Net Sales. The Company’s net sales for fiscal year 2003 were $105.7 million as compared to $116.4 million for fiscal year 2002, a decrease of $10.7 million, or 9.2%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2003 and fiscal year 2002 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2003	Percentage of Net Sales	Net Sales Fiscal Year 2002	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$95.1	90.0%	$93.5	80.3%
Niche brand products	Borden, None Such, Kava	10.6	10.0	11.3	9.7
Lemon and lime juices	ReaLemon and ReaLime	—	—	11.6	10.0

Total		$105.7	100.0%	$116.4	100.0%

Net sales of sweetened condensed milk product increased by $1.6 million for fiscal year 2003 as compared to fiscal year 2002. The Company experienced sales growth for its Hispanic branded products and within the private label sweetened condensed milk business.

This increase in net sales was offset by a decrease in net sales from the ReaLemon product lines. On September 19, 2001, the Company consummated the ReaLemon Sale.

Cost of Goods Sold. Cost of goods sold was $64.2 million for fiscal year 2003 as compared to $79.6 million for fiscal year 2002, a decrease of $15.4 million, or 19.3%. The decrease is due to an $11.1 million charge for accelerated depreciation in fiscal year 2002, which related principally to long-lived assets that were taken out of service before the end of their normal service period, and the $5.2 million reduction in cost of goods sold attributable to the ReaLemon product lines in fiscal year 2002. The decrease was offset by the cost of goods sold associated with the increased sales volume as discussed above under net sales. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2003 decreased to 60.7% from 68.4% for 2002.

Distribution Expense. Distribution expense was $6.4 million for fiscal year 2003 as compared to $7.0 million for fiscal year 2002, a decrease of $0.6 million, or 8.6%. The decrease in distribution expense was due to a reduction of $1.1 million for the ReaLemon product lines in fiscal year 2002. This was offset by an increase in distribution expense primarily due to increased sales volume. Expressed as a percentage of net sales, distribution expense for fiscal year 2003 increased to 6.1% from 6.0% for fiscal year 2002.

Marketing Expense. Marketing expense was $9.1 million for fiscal year 2003 as compared to $10.0 million for fiscal year 2002, a decrease of $0.9 million, or 9.0%. Expressed as a percentage of net sales, marketing expense was 8.6% for fiscal year 2003 and fiscal year 2002. The decrease in marketing expense was primarily due to $0.8 million of marketing expense in fiscal year 2002 related to the ReaLemon product lines.

G&A Expense. G&A expense was $7.6 million for fiscal year 2003 as compared to $8.8 million for fiscal year 2002, a decrease of $1.2 million, or 13.6%. Expressed as a percentage of net sales, G&A expense for fiscal year 2003 decreased to 7.2% from 7.6% for fiscal year 2002. The decrease in G&A expense was primarily due to the execution of the Plan as noted above.

Amortization of Intangible Assets. Amortization of intangible assets was $1.7 million for fiscal year 2003 and $8.1 for fiscal year 2002. The decrease is due to the write-off of the net book value of certain tradenames and other intangible assets sold pursuant to the ReaLemon Sale.

Gain on sale of product lines, net of reorganization charges. In fiscal year 2002, the Company recognized an $18.7 million gain on the ReaLemon Sale, inclusive of a reorganization charge of $4.8 million.

Operating Income (Loss). Operating income was $16.7 million for fiscal year 2003 as compared to $21.7 million for fiscal year 2002, a decrease of $5.0 million, or 23.0%. The decrease was due primarily to the $18.7 million gain on the ReaLemon Sale in fiscal year 2002, the $4.4 million of operating income from the ReaLemon product lines in fiscal year 2002, offset by the $11.1 million charge for accelerated depreciation in fiscal year 2002 and reductions in administrative costs, marketing expense and amortization as discussed above.

Interest Expense. Net interest expense was $14.9 million for fiscal year 2003 as compared to net interest expense of $19.9 million for fiscal year 2002, a decrease of $5.0 million, or 25.1%. The decrease in interest expense was due to a lower average interest rate of 8.11% in fiscal year 2003 as compared to an average interest rate of 9.18% in fiscal year 2002. The average debt balance in fiscal year 2003 was $191.7 million as compared to $225.5 million in fiscal year 2002.

Income Taxes. Income tax benefit was less than $0.1 million for fiscal year 2003 as compared to an income tax expense of $34.1 million for fiscal year 2002. In fiscal year 2002, the Company established a tax valuation allowance for $33.2 million for the Company’s net deferred tax assets and net operating loss carryforwards. The valuation allowance was provided as the Company has experienced pretax losses over the past several years, excluding the gain in fiscal year 2002 on the ReaLemon Sale. Management continues to see lower industry market values in the current economic environment which could affect the tax planning strategies available to the Company. Therefore, the Company will continue to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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

Income from Discontinued Operations. Income from discontinued operations was $0.1 million for fiscal year 2003 and $0.7 million for fiscal year 2002. As mentioned above, income from discontinued operations represent the results of operations of the Non-Dairy Creamer Business.

Liquidity and Capital Resources

On March 23, 2004, the Company entered into the Financing Agreement by and among Eagle, Holdings, as a guarantor, and the Lenders, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $27.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55.0 million. As of July 3, 2004, the borrowings were $15.7 million under Revolver A and $55.0 million under Revolver B.

On September 20, 2004, the Company entered into a First Amendment to Financing Agreement (the “First Amendment”) by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The First Amendment temporarily increases the principal amount available for borrowing under Revolver A from $27.0 million to $30.0 million through and including November 3, 2004.

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

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company spent $0.8 million on capital projects in fiscal year 2004 to fund expenditures at existing facilities, and expects capital expenditures to be no more than $1.0 million at the existing facilities in the year ending July 2, 2005 (“fiscal year 2005”). The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash used in operating activities was $0.5 million in fiscal year 2004 and net cash from operating activities was $11.8 million in fiscal year 2003, a decrease of $12.3 million. This decrease is primarily due to the additional costs associated with the Non-Dairy Creamer Sale and the investment in the new product offering, premium dessert kits, as described above.

Cash from investing activities was $11.4 million in fiscal year 2004 and cash used in investing activities was less than $0.1 million in fiscal year 2003. In fiscal year 2004, the Company received $12.2 million in proceeds from the Non-Dairy Creamer Sale.

Cash used in financing activities was $10.5 million and $11.1 million in fiscal year 2004 and fiscal year 2003, respectively, a decrease of $0.6 million. As described above, in fiscal year 2004, the Company received proceeds from the Revolving Financing Facility which were used to repay the outstanding amount of the then existing senior bank facilities and the financing costs associated with the refinancing. In addition, the Company used the proceeds from the sale of the Non-Dairy Creamer Business received in December 2003 to pay down its then existing term loan facility.

During the year ended July 3, 2004, the Company had negative cash generated from operating activities. The classification of the Revolving Financing Facility as a current liability caused a working capital deficit. The Revolving Financing Facility is available to the Company through March 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B by $20.3 million. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings under the Revolving Financing Facility will be sufficient to service interest on the Notes and Revolving Financing Facility, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2005. However, significant changes in interest rates, the Company’s business, customers and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations.

As of September 9, 2004, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., Holdings’ principal stockholders, each owned $14.1 million in aggregate principal amount of Notes. These stockholders have guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to the stockholders on the Notes after March 23, 2004.

Significant Events in Fiscal Year 2004

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC (“Dean Foods”) the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). The purchase price was $12.2 million. The Company recognized a loss of $1.0 million on the sale, which included the book values of $3.4 million, $6.3 million, $2.3 million, and $0.2 million for trade names, goodwill, inventory, and other prepaid assets, respectively. The Company incurred $1.0 million of expenses related to the Non-Dairy Creamer Sale.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At July 3, 2004, the Company did not have any long-term purchase commitments. The Company intends to utilize the raw materials under its outstanding purchase commitments in production. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at July 3, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$—	$115,000	$—
Revolving financing obligations	70,688	70,688	—	—	—
Operating lease obligations	822	244	487	51	40
Purchase obligations	7,271	7,271	—	—	—

Total	$193,781	$78,203	$487	$115,051	$40

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 49% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business and the ReaLemon Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which will require the Company to draw additional amounts on its Revolving Financing Facility in that period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Revenue Recognition. The Company recognizes revenues when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. The Company utilizes certain consumer and trade promotions, such as coupons, co-op advertising, featured price discounts and in store display incentives. These expenses are classified as a reduction of sales.

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

Intangible Assets and Goodwill. Intangible assets are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriate. In accordance with SFAS 142, the Company reviews indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The Company performs its annual impairment test of intangible assets during its first quarter of the fiscal year. The fair value of the indefinite-lived tradenames are determined using a royalty savings methodology and discounted cash flows and the fair value of goodwill is determined using estimated future discounted cash flow earnings and market valuations based on these cash flow earnings.

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company had recorded a valuation allowance for the net deferred tax assets and net operating loss carryforwards as of June 29, 2002. The Company has continued to record a full valuation allowance. The valuation allowance was $54.2 million and $53.3 million as of July 3, 2004 and June 28, 2003, respectively. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Adopted Accounting Statements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). FIN No. 46R varies significantly from FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), which it supersedes. FIN No. 46R requires the application of either FIN No. 46 or FIN No. 46R by “Public Entities” (as defined in paragraph 395 of FASB Statement No. 123, “Accounting for Stock-Based Compensation”) to all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 by Public Entities were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN No. 46R is adopted early. FIN No. 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company considered the classification of its redeemable preferred stock and determined that this stock is contingently redeemable. Accordingly, these securities are outside the scope of SFAS No. 150 and adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for fiscal years ending after December 15, 2003. The disclosures required by this statement have been included within the Notes to the Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

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

Interest Rates

The following table presents a description of the financial instruments that were held by the Company at July 3, 2004 and that were sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts are reflected in U.S. dollars (in thousands).

	2005	2006	2007	2008	Total	Fair Value
Liabilities
Fixed Rate				$115,000	$115,000	$80,500
Average Interest Rate				8.750%	8.750%
Variable Rate	$70,688	$—	$—	$—	$70,688	$70,688
Average Interest Rate	10.336%	—	—	—	10.336%

As the table incorporates only those exposures that existed as of July 3, 2004, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.7 million in forecasted interest expense. The Company’s variable rate liability has a stated maturity date of March 23, 2007. In accordance with EITF 95-22, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 7 of the financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. During the fourth quarter of fiscal year 2004, the Company sold 886 contracts for a gain of $2.0 million prior to the contracts’ settlement dates. The gain will be recognized as the original contracts mature. As of July 3, 2004, the Company had purchased 154 milk futures contracts, which will settle during various months through May 2005, at a cost of $4.1 million and a current market value of $4.0 million, or an aggregate market loss of $0.1 million. The aggregate market value will increase or decrease based on the future milk prices.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 3, 2004, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, including the event described below, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are not effective for the reason described in Item 9A(b) below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

Subsequent to the issuance of the Company’s financial statements for the quarterly period ended April 3, 2004, the Company determined that borrowings under its Revolving Financing Facility should have been classified as short-term on the balance sheet of Eagle and the consolidated balance sheet of Holdings. As a result, the balance sheet of Eagle at April 3, 2004 and the consolidated balance sheet of Holdings at April 3, 2004 were restated and a Form 10-Q/A was filed with the SEC on October 1, 2004 for the quarterly period ended April 3, 2004.

As of the end of the period covered by the Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as described above.

In making this evaluation, the Chief Executive Officer and Chief Financial Officer considered matters relating to this restatement and its impact on the financial statements taken as a whole, including the processes that were undertaken to ensure that all material adjustments necessary to correct the classification were recorded. This restatement reflected the Company’s compliance with an accounting standard that was brought to light with respect to the new Financing Agreement entered into on March 23, 2004. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement was reflective of a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s disclosure controls.

The material weakness was caused by an inadequate control over the review process of new material debt agreements. The Company has subsequently implemented a more robust review policy of new material debt agreements using accounting checklists and additional levels of review.

Item 9B:	Other Information

Not applicable.

PART III

Item 10:	Directors and Executive Officers of the Registrants

The directors of Holdings and the Company and executive officers of Eagle are as follows:

Name	Age	Position
Craig A. Steinke	47	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director*
Michael P. Conti	35	Vice President, Finance*
Kelly J. Crouse	41	Vice President, Marketing
Ronald E. Hord, Jr.	42	Vice President, Supply Chain
Lori S. Snowden	44	Secretary* and Financial Controller
Harold G. M. Strunk	47	Vice President, Sales
David A. Barr	41	Director
Andreas T. Hildebrand	36	Director
Kewsong Lee	39	Director
Mark J. Strelecki	37	Director
Donald W. Torey	47	Director

*	Messrs. Steinke and Conti and Ms. Snowden hold these same positions at Holdings and are the executive officers of Holdings.

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

Lori S. Snowden has served as Secretary of Holdings and Eagle since August 2001. Since April 1999, Ms. Snowden has served as Financial Controller for Eagle. Ms. Snowden joined Eagle as Assistant Controller in January 1998. Prior to joining Eagle, Ms. Snowden held various managerial accounting positions with BFC and Borden, Inc.

Harold G. M. Strunk has served as Vice President, Sales of Eagle since August 2001. From 1998 through August 2001 Mr. Strunk held positions of Director of Sales Support and Vice President of International Sales of

Eagle. Between 1996 and 1998, Mr. Strunk held various managerial positions in sales and marketing with BFC and Borden, Inc.

David A. Barr has served as a Director of Holdings and Eagle since August 2001. Mr. Barr has served as a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC (“EMW LLC”) and General Partner of Warburg, Pincus & Co. (“WP”) since January 1, 2001. Prior to joining EMW LLC, Mr. Barr was a Managing Director at Butler Capital Corp., a private investment firm focused on middle market management buyouts. His present service as a director includes membership on the boards of TransDigm Holding Company, Polypore Holdings, and Wellman, Inc.

Andreas T. Hildebrand has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Hildebrand has served as Managing Director of the Private Equity Group of General Electric Asset Management (“GEAM”) since July 2000 and Vice President of GEAM since May 1997. Mr. Hildebrand presently serves as a director of several privately held companies.

Kewsong Lee has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Lee has served as a Member and Managing Director of EMW LLC and General Partner of WP since January 1, 1997. His present service as a director includes membership on the boards of Knoll, Inc., Arch Capital Group Ltd., TransDigm Holding Company, Polypore Holdings, and several privately held companies.

Mark J. Strelecki has served as a Director of Holdings and Eagle since September 2002. Mr. Strelecki has served as an Associate in the Private Equity Group of GEAM since July 2000. From July 1997 through July 2000, Mr. Strelecki served in various Financial Planning and Analysis positions at GEAM.

Donald W. Torey has served as a Director of Holdings and Eagle since their respective dates of formation. Mr. Torey has served as Executive Vice President of GEAM and GE Investment Management Incorporated (“GEIM” and, together with GEAM, “GE Investments”) with responsibility for GE Investments’ Alternative Assets group since January 1997. Mr. Torey currently serves as a Trustee for the General Electric Pension Trust (“GEPT”).

The Company does not have a separately designated audit committee and therefore the entire board acts as the audit committee for the Company. The board has determined not to designate an audit committee financial expert.

The Company has adopted a Code of Ethics, which is included as an exhibit to the Annual Report on Form 10-K.

Item 11:	Executive Compensation

Summary Compensation Table

The following summary compensation table provides information concerning compensation for the Company’s chief executive officer, the four other most highly compensated executive officers of Eagle and other executive officers who are named executive officers within the meaning of Item 402(a)(3) of Regulation S-K under the Securities Act of 1933 (collectively, the “Named Executive Officers”) for fiscal year 2004, fiscal year 2003, and fiscal year 2002.

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)
Craig A. Steinke	2004	$320,970	$300,000	$680,700	(2)
Chief Executive Officer, President	2003	312,875	250,000	13,200	(3)
and Chief Financial Officer	2002	305,078	182,500	382,300	(4)

Harold G.M. Strunk	2004	183,942	93,476	43,293	(2)
Senior Vice President, Marketing and Sales	2003	179,250	90,668	12,356	(3)
	2002	173,967	91,470	12,998	(5)

Ronald E. Hord, Jr.	2004	172,358	88,560	42,408	(2)
Vice President, Supply Chain	2003	167,983	110,923	11,197	(3)
	2002	163,042	72,450	10,020	(5)

Kelly J. Crouse	2004	172,158	88,475	43,287	(2)
Vice President, Marketing	2003	167,783	80,837	12,696	(3)
	2002	162,842	66,980	38,337	(5,6)

Michael P. Conti	2004	156,733	96,697	41,086	(2)
Vice President, Finance	2003	152,717	78,793	16,249	(3)
	2002	138,533	58,570	58,207	(6,7)

(1)	The bonus represents the amount earned and paid to the Named Executive Officer for the Company’s fiscal year for which each executive could earn a certain percentage of his base salary if certain performance targets were met.

(2)	Includes for fiscal year 2004 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) special bonus for consummating the Non-Dairy Creamer Sale of $667,000, $30,000, $30,000, $30,000, and $35,000 (ii) matching and profit sharing contributions (“Company 401k match”) made by the Company on behalf of each Named Executive Officer pursuant to the Eagle 401k Savings and Retirement Plan of $6,500, $6,093 $5,208, $6,087, and $6,086; and (iii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0.

(3)	Includes for fiscal year 2003 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) Company 401k match of $6,000, $5,156, $3,997, $5,496, and $5,433; (ii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0; and (iii) moving expense of $10,816 for Mr. Conti.

(4)	Includes $370,800 special bonus for consummating the ReaLemon Sale, $6,000 for out-of-town car allowance and $5,500 for Company 401k match.

(5)	Includes car allowance of $7,200, $6,000 and $7,200 and Company 401k match of $5,798, $4,020, and $5,717 for Messrs. Strunk, Hord, and Crouse, respectively.

(6)	Includes $25,420 and $31,778 related to moving expense for Messrs. Crouse and Conti, respectively.

(7)	Includes $20,000 special bonus for consummating the ReaLemon Sale.

Retirement Plan

The Company sponsors a defined benefit plan covering all eligible union employees. No executive officer participates in this plan.

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

The Company has employment arrangements with Messrs. Conti, Crouse, Hord and Strunk relative to base pay and bonuses. In the event employment is terminated by the Company without cause, these executive officers are entitled to receive severance payments equal to the base salary then in effect for 12 months.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding shares of common stock of Eagle as of October 1, 2004 are beneficially owned by Holdings. There are three classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights, the Series A Preferred Stock and the Series B Preferred Stock, each of which has limited voting rights. The following table sets forth, as of October 1, 2004, certain information regarding the beneficial ownership of Common Stock, Series A Preferred Stock and Series B Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings’ voting securities, (ii) each of the directors and named executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:

	Common Stock		Series A Preferred Stock		Series B Preferred Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage	Number of Shares	Percentage
GE Investment Private Placement Partners II, a Limited Partnership 3003 Summer Street Stamford, CT 06905(2)	458,200	47.9	402,399	49.9	49.5	50.0
Warburg, Pincus Ventures, L.P. 466 Lexington Avenue New York, NY 10017(3)	458,200	47.9	402,399	49.9	49.5	50.0
Craig A. Steinke(4)	40,835	4.2	990	*	—	—
David A. Barr(3)	458,200	47.9	402,399	49.9	—	—
Andreas T. Hildebrand(2)(5)	—	—	—	—	—	—
Kewsong Lee(3)	458,200	47.9	402,399	49.9	—	—
Mark J. Strelecki(2)(5)	—	—	—	—	—	—
Donald W. Torey(2)(5)	—	—	—	—	—	—
Michael P. Conti	—	—	—	—	—	—
Kelly J. Crouse	—	—	—	—	—	—
Ronald E. Hord, Jr.	—	—	—	—	—	—
Harold G.M. Strunk	—	—	—	—	—	—
All directors and executive officers as a Group (11 persons)(6)	499,035	52.1	403,389	50.0	49.5	50.0

*	Less than 1%

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person’s address is c/o Eagle Family Foods, Inc. 735 Taylor Road, Gahanna, Ohio 43230. Messrs. Barr and Lee have the same address as Warburg. Messrs. Hildebrand, Strelecki, and Torey have the same address as GEI.

(2)	Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT’s limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.

(3)	The sole general partner of Warburg is WP, a New York general partnership. EMW LLC, a New York limited liability company, manages Warburg. The members of EMW LLC are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC. WP, as the sole general partner of Warburg, has a 15% interest in the profits of Warburg. Messrs. Barr and Lee, directors of Holdings, are Managing Directors and members of EMW LLC and general partners of WP. As such, Messrs. Barr and Lee may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP.

(4)	Includes 39,835 Restricted Shares, subject to certain vesting and forfeiture requirements, issued to Mr. Steinke.

(5)	Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Hildebrand, Strelecki, and Torey disclaim beneficial ownership of all such shares owned by GEI and GEIM.

(6)	Includes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by Warburg. Excludes 458,200 shares of Common Stock, 402,399 shares of Series A Preferred Stock and 49.5 shares of Series B Preferred Stock beneficially owned by GEI.

Equity Compensation Plan Information

The following table sets forth information about the Common Stock issuable under the 1998 Stock Incentive Plan (the “Incentive Plan”) as of July 3, 2004. Only Restricted Shares had been issued under the Incentive Plan as of July 3, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	166,315	(2)

Total	—	—	166,315

(1)	On January 14, 1998, Holdings’ Board of Directors adopted the Incentive Plan. The Incentive Plan provides for the granting of incentive stock options, non-qualified stock options and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Holdings’ Board of Directors. Originally, there were 153,650 shares of Common Stock reserved for issuance under the Incentive Plan. As amended on January 5, 2000 by the Holdings’ Board of Directors, 206,150 shares of Common Stock may be awarded under the Incentive Plan, subject to certain adjustments reflecting changes in Holdings’ capitalization.

(2)	All 166,315 shares of Common Stock remain available for issuance pursuant to the Incentive Plan. No options have been issued under the Incentive Plan.

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

On September 27, 1999, pursuant to a subscription agreement, each of Warburg and GEI purchased (i) 50,000 shares of Common Stock and Warrants to purchase 11,006.5 shares of Common Stock for a cash purchase price of $50,000 and (ii) 49.5 shares of Series B Preferred Stock for a cash purchase price of $4,950,000. The Warrants were exercisable (a) for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and (b) only upon the failure of the Company to achieve certain financial targets for fiscal year 2000. The financial targets for fiscal year 2000 were not met. The Warrants expired on September 27, 2004 without being exercised.

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

Item 14:	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company by PricewaterhouseCoopers LLP during fiscal year 2004 and 2003 (in thousands):

	Fiscal Year 2004	Fiscal Year 2003
Audit Fees	$167.8	$158.4
Audit-Related Fees	190.5	18.8
Tax Fees and Other Fees	74.5	40.5

Total	$432.8	$217.7

Audit Fees for fiscal year 2004 and fiscal year 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company, the issuance of debt compliance letters and assistance with the review of documents filed with the Securities and Exchange Commission.

Audited-Related Fees for fiscal year 2004 were for due diligence work pertaining to an acquisition attempt. For fiscal year 2003, fees were for work pertaining to the Company’s employee benefit plans.

Tax Fees and Other Fees for fiscal year 2004 and fiscal year 2003 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and personal property returns and tax planning and tax advice. Fiscal year 2004 also included fees for services related to an acquisition attempt.

The Company does not have an audit committee and therefore the entire board is consulted before accountants are engaged for any services.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements of the Company

Page

Eagle Family Foods Holdings, Inc.

Report of Independent Registered Public Accounting Firm	37

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the Fifty-Three Week Period ended July 3, 2004 and the Fifty-Two Week Periods ended June 28, 2003 and June 29, 2002	38

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of July 3, 2004 and June 28, 2003	39

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Three Week Period ended July 3, 2004 and the Fifty-Two Week Periods ended June 28, 2003 and June 29, 2002	40

Eagle Family Foods Holdings, Inc. Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Fifty-Three Week Period ended July 3, 2004 and the Fifty-Two Week Periods ended June 28, 2003 and June 29, 2002	41

Notes to the Financial Statements	42

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	56

All other schedules are omitted because the required information is presented either in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) Exhibits

2.1	Asset Purchase Agreement, dated as of November 24, 1997, as amended as of December 9, 1997 and January 15, 1998, by and among Borden Foods Corporation, BFC Investments, L.P., and the Company (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Eagle and Holdings filed on June 17, 1998 (the “S-4”))

2.2	Asset Purchase Agreement, dated as of August 13, 2001, among Holdings, Eagle, Mott’s Inc. and Cadbury Beverages Delaware, Inc. (Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed by Holdings and Eagle on October 3, 2001)

3.1	Restated Certificate of Incorporation of Holdings (Incorporated by reference to Exhibit 3.1 of the S-4)

3.2	Amended Bylaws of Holdings (Incorporated by reference to Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

3.3	Restated Certificate of Incorporation, dated November 19, 1997 (Incorporated by reference to Exhibit 3.3 of the S-4)

3.4	Amended Bylaws of Eagle (Incorporated by reference to Exhibit 3.2 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

3.5	Certificate of Designation, Number, Voting Powers, Preferences and Rights of Series B Non-Voting Preferred Stock of Eagle Family Foods Holdings, Inc. dated September 24, 1999 (Incorporated by reference to Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

4.1	Financing Agreement, dated as of March 23, 2004, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., the financial institutions from time to time party there to, Fortress Credit Opportunities, ILP, as collateral agent for the Lenders, and Congress Financial Corporation (Central), as administrative agent for the Lenders (incorporated by reference to Exhibit 99.1 of the Report on Form 8-K filed by Holdings and Eagle on March 25, 2004)

4.2	First Amendment to Financing Agreement, dated as of September 20, 2004, by and among Eagle Family Foods Holdings, Inc., as guarantor, Eagle Family Foods, Inc., as borrower, the financial institutions from time to time party thereto, as lenders, Fortress Credit Opportunities I LP, as collateral agent, and Congress Financial Corporation (Central), as administrative agent (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed by Holdings and Eagle on September 22, 2004)

4.3	Purchase Agreement, dated January 16, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.1 of the S-4)

4.4	Indenture, dated January 23, 1998, among Holdings, Eagle and IBJ Schroder Bank & Trust Company (including Specimen Certificates of 8¾% Series Senior Subordinated Notes due 2008 and 8¾% Series B Senior Subordinated Notes due 2008) (Incorporated by reference to Exhibit 4.2 of the S-4)

4.5	Registration Rights Agreement, dated January 23, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.3 of the S-4)

4.6	Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.5 of the S-4)

4.7	Exchange and Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.6 of the S-4)

4.8	Subscription Rights Agreement, dated as of January 23, 1998, by and among Holdings, GEI and Warburg (Incorporated by reference to Exhibit 4.7 of the S-4)

4.9	First Amendment to Registration Rights Agreement, dated September 27, 1999, by and among Holdings and certain investors named therein (Incorporated by reference to Exhibit 4.1 of the 10-Q, filed on October 27, 1999)

4.10	First Amendment to Stockholders Agreement, dated September 27, 1999, by and among Holdings and certain stockholders of Holdings named therein (Incorporated by reference to Exhibit 4.2 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

4.11	Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L. P. (Incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

10.1	License Agreement dated January 23, 1998 by and among BDH Two, Inc., Borden, Inc. and the Company (Incorporated by reference to Exhibit 10.2 of the S-4)

10.2	Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC’s License Agreement, dated as of September 4, 1997, by and between BFC and Southern Foods Group, L.P. (Incorporated by reference to Exhibit 10.3 of the S-4)

10.3	License Agreement, dated January 23, 1998, by and between BFC and the Company (Incorporated by reference to Exhibit 10.4 of the S-4)

10.4	The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)

10.5	Employment Agreement, dated January 23, 1998, by and between Craig A. Steinke and the Company (Incorporated by reference to Exhibit 10.8 of the S-4)

10.6	Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000 (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 10, 2000)

12.1	Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Eagle Family Foods Holdings, Inc. and Eagle Family Foods, Inc.

31.1	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods, Inc.

31.2	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods Holdings, Inc.

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

October 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

Name	Title	Date

/S/ CRAIG A. STEINKE Craig A. Steinke	Director, President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer and principal accounting officer)	October 1, 2004

/S/ ANDREAS T. HILDEBRAND Andreas T. Hildebrand	Director	October 1, 2004

/S/ KEWSONG LEE Kewsong Lee	Director	October 1, 2004

/S/ DAVID A. BARR David A. Barr	Director	October 1, 2004

/S/ DONALD W. TOREY Donald W. Torey	Director	October 1, 2004

/S/ MARK J. STRELECKI Mark J. Strelecki	Director	October 1, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Eagle Family Foods Holdings, Inc.

and its subsidiary:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eagle Family Foods Holdings, Inc. and its subsidiary at July 3, 2004 and June 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Columbus, Ohio

September 21, 2004

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations

(Dollars in Thousands)

	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended
		June 28, 2003	June 29, 2002
Net sales, before marketing allowance	$139,973	$128,661	$138,003
Marketing allowance	24,195	23,000	21,652

Net sales	115,778	105,661	116,351
Cost of goods sold	72,789	64,150	68,431
Cost of goods sold, accelerated depreciation	—	—	11,126

Cost of goods sold	72,789	64,150	79,557

Gross margin	42,989	41,511	36,794
Distribution expense	7,578	6,405	6,986
Marketing expense	11,351	9,132	10,002
General and administrative expense	7,170	7,619	8,794
Due diligence and other costs	1,516	—	—
Amortization of intangible assets	—	1,660	8,052
Gain on sale of product lines, net of reorganization charges	—	—	18,722

Operating income (loss)	15,374	16,695	21,682
Interest expense, net	15,994	14,899	19,921
Costs related to refinancing	1,310	—	—

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(1,930)	1,796	1,761
Income tax (expense) benefit	(73)	76	(34,101)

Income (loss) before discontinued operations and cumulative effect of accounting change	(2,003)	1,872	(32,340)

Income from discontinued operations	607	136	661
Loss on disposal of discontinued operations	(1,007)	—	—

Income (loss) from discontinued operations	(400)	136	661

Cumulative effect of accounting change	—	56,614	—

Net loss	$(2,403)	$(54,606)	$(31,679)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

	July 3, 2004	June 28, 2003
Assets
Current assets
Cash and cash equivalents	$2,030	$1,616
Accounts receivable, net	8,075	7,261
Inventories	33,298	32,594
Other current assets	1,634	1,222

Total current assets	45,037	42,693
Property and equipment, net	3,960	5,574
Goodwill	61,047	67,354
Other intangible assets	33,783	37,217
Other non-current assets	4,547	4,274

Total assets	$148,374	$157,112

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of long-term debt	$—	$8,578
Revolving financing facility	70,688	—
Accounts payable	7,093	5,504
Other accrued liabilities	5,904	6,111
Accrued interest	4,907	5,402

Total current liabilities	88,592	25,595

Long-term debt	115,000	184,674

Commitments and contingencies (Note 13)
Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding at redemption value	152,518	138,247
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	151,136	136,865
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding at redemption value	15,769	14,280

Total redeemable preferred stock	166,905	151,145

Stockholders’ deficit
Common stock $0.01 par value, 1,200,000 shares authorized, 957,235 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(223,445)	(205,282)
Accumulated other comprehensive income	354	12

Total stockholders’ deficit	(222,123)	(204,302)

Total liabilities and stockholders’ deficit	$148,374	$157,112

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended
		June 28, 2003	June 29, 2002
Cash flows (used in) from operating activities:
Net loss	$(2,403)	$(54,606)	$(31,679)
Adjustments to reconcile net loss to net cash (used in) from operating activities
Depreciation and amortization	2,398	5,322	25,519
Amortization of deferred financing costs	1,449	1,450	2,878
Cumulative effect of accounting change	—	56,614	—
Write off of deferred financing costs	1,273	—	—
Loss on disposal of discontinued operations	1,007	—	—
Loss (gain) on retirement/sale of fixed assets	6	(549)	(5)
Deferred taxes	—	—	33,889
Gain on sale of product lines, net of reorganization charges	—	—	(18,722)
Net change in assets and liabilities:
Accounts receivable, net	(814)	2,118	4,955
Inventories	(3,149)	2,897	(1,542)
Accounts payable	1,589	(321)	(1,196)
Other assets	(614)	(617)	716
Other liabilities	(1,271)	(468)	(11,768)

Cash (used in) from operating activities	(529)	11,840	3,045

Cash (used in) from investing activities:
Capital expenditures	(789)	(610)	(414)
Proceeds from the sale of assets	—	593	41
Proceeds from the sale of business	12,201	—	128,425

Cash from (used in) investing activities	11,412	(17)	128,052

Cash (used in) from financing activities:
Net proceeds from revolver	70,688	—	—
Borrowings under revolving credit facility	32,600	55,000	64,100
Payments under revolving credit facility	(58,600)	(64,600)	(75,500)
Payments under term loan facility	(52,252)	(936)	(118,312)
Other financing costs	(2,905)	(563)	(591)
Purchase of Series A Preferred Stock	—	—	(966)

Cash used in financing activities	(10,469)	(11,099)	(131,269)

Increase (decrease) in cash and cash equivalents	414	724	(172)
Cash and cash equivalents at beginning of period	1,616	892	1,064

Cash and cash equivalents at end of period	$2,030	$1,616	$892

Supplemental disclosure:
Interest paid	$15,532	$14,074	$21,528

Non-cash activities, including dividends accrued on redeemable preferred stock	$15,760	$14,016	$12,593

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Fifty-Three Week Period Ended July 3, 2004 and

For the Fifty-Two Week Periods Ended

June 28, 2003 and June 29, 2002

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Other	Total
Balance, June 30, 2001	$11	$1,001	$(92,388)	$35	$(21)	$(91,362)
Net loss	—	—	(31,679)	—	—	(31,679)
Preferred stock dividend	—	—	(12,593)	—	—	(12,593)
Subscription receivable:
Interest income	—	—	—	—	(1)	(1)
Repayment of subscription receivable	—	—	—	—	7	7
Termination of restricted common stock	(1)	(43)	—	—	1	(43)
Amortization of unearned compensation	—	—	—	—	14	14
Other comprehensive loss:
Change in fair value of commodity contracts	—	—	—	(41)	—	(41)
Recognition of interest income	—	—	—	(211)	—	(211)
Foreign currency translation adjustment	—	—	—	107	—	107

Balance, June 29, 2002	10	958	(136,660)	(110)	—	(135,802)
Net loss	—	—	(54,606)	—	—	(54,606)
Preferred stock dividend	—	—	(14,016)	—	—	(14,016)
Other comprehensive income:
Change in fair value of commodity contracts	—	—	—	37	—	37
Recognition of interest income	—	—	—	(121)	—	(121)
Foreign currency translation adjustment	—	—	—	206	—	206

Balance, June 28, 2003	10	958	(205,282)	12	—	(204,302)
Net loss	—	—	(2,403)	—	—	(2,403)
Preferred stock dividend	—	—	(15,760)	—	—	(15,760)
Other comprehensive income:
Change in fair value of commodity contracts	—	—	—	176	—	176
Deferred gain on commodity contracts sold	—	—	—	1,969	—	1,969
Recognition of deferred gain on Commodity contracts sold	—	—	—	(1,638)	—	(1,638)
Foreign currency translation adjustment	—	—	—	(165)	—	(165)

Balance, July 3, 2004	$10	$958	$(223,445)	$354	$—	$(222,123)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

1. Basis of Presentation:

The accompanying financial statements as of July 3, 2004 and June 28, 2003 and for fiscal year 2004, fiscal year 2003, and fiscal year 2002 present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly owned subsidiary, Eagle Family Foods, Inc. (“Eagle”) Eagle and Holdings are collectively referred to as the “Company”, unless the context indicates otherwise. Under the guidelines of Regulation S-X Article 3, Rule 3-10(c), the Company will only present the consolidated financial statements of Holdings as mentioned above and will exclude separate financial statements of Eagle. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings fully and unconditionally guarantees the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 8. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) of Regulation S-X with respect to the subsidiary issuers and subsidiary guarantors.

During the year ended July 3, 2004, the Company had negative cash generated from operating activities. The classification of the Revolving Financing Facility as a current liability caused a working capital deficit. The Revolving Financing Facility is available to the Company through March 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B by $20,270,000. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings under the Revolving Financing Facility will be sufficient to service interest on the Notes and Revolving Financing Facility, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2005. However, significant changes in interest rates, the Company’s business, customers and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Included in these reclassifications is the presentation of the sale of the non-dairy business as discontinued operations pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). See Note 3 to the financial statements included in this Annual Report on Form 10-K. The Company’s fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year ends.

Holdings was incorporated on December 22, 1997 and Eagle was incorporated on November 14, 1997. On December 30, 1997, Eagle issued 10,000 shares of common stock, par value $.01 per share, for $1,000 to Holdings. The Company did not realize any income or incur any expenses until commencement of operations on January 23, 1998. On January 23, 1998, Holdings received $82.5 million from GE Investment Private Placement Partners II, a Limited Partnership (“GEI”), Warburg, Pincus Ventures, L.P. (“Warburg”) and certain members of management in exchange for 825,000 shares of common stock and 816,750 shares of Series A preferred stock. On January 23, 1998, Eagle acquired certain assets of Borden Foods Corporation and certain of their affiliates for $376.8 million (the “Acquisition”). Financing for the acquisition and related fees consisted of (i) $82.5 million equity contribution from Holdings, (ii) $115.0 million of 8.75% Senior Subordinated Notes (the “Notes”) and (iii) Senior Credit Facilities in the aggregate principal amount of $245.0 million, consisting of a $175.0 million Term Loan Facility and a $70.0 million revolving credit facility, under which $16.5 million was drawn at the time of the Acquisition closing.

The Acquisition was reflected in the financial statements using the purchase method of accounting. The purchase price was allocated to the assets of Eagle based on their fair values. The fair values of assets were determined based on independent appraisals and management estimates.

The Company operates in a single segment that markets a portfolio of leading dry-grocery food products with widely recognized and established brands in the United States. The Company’s portfolio of products includes Eagle Brand sweetened condensed milk, None Such mincemeat pie filling, Kava acid-neutralized coffee and Borden eggnog, and through December 24, 2003 included Cremora powdered non-dairy creamer, and through September 19, 2001 included ReaLemon and ReaLime lemon and lime juice from concentrate. The Company began marketing

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

premium dessert kits in the current fiscal year. These kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The Company also markets sweetened condensed milk products in Canada. In the U.S, the Company manufactures sweetened condensed milk and mincemeat pie filling.

2. Summary of Significant Accounting Policies:

Revenue Recognition

Revenues are recognized when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership and risk of loss transfers to the customer, the price is fixed or determinable, and collection is reasonably assured. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. The Company utilizes certain consumer and trade promotions, such as coupons, co-op advertising, featured price discounts and in store display incentives. These expenses are classified as a reduction of sales.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $262,000, $285,000 and $629,000 for fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively.

Advertising and Promotion

The Company advertises its products through national and regional media, and through cooperative advertising programs with retailers. Certain products are also promoted with direct consumer rebate programs. The Company’s customers may also be offered pre-season stocking and in-store promotional allowances.

Production costs of media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. Advertising and promotional expenses were $31,469,000, $31,871,000 and $30,830,000 for fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively.

Cash and Cash Equivalents

The Company considers liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of our trade customers and those customers’ ability to make payment.

Inventories

Inventories are stated at the lower of cost or market, with cost of goods sold being determined using the first-in, first-out method.

Slotting Allowance

The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months. Slotting expense was $138,000, $122,000 and $392,000 for fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

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

Capitalized Software Development Costs

Certain external costs and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software costs were $9,063,000 at July 3, 2004 and June 28, 2003, and had a net book value of $99,000 and $1,185,000 at July 3, 2004 and June 28, 2003, respectively.

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

Other Non-current Assets

Other non-current assets at July 3, 2004 and June 28, 2003 consisted primarily of net deferred financing costs amounting to approximately $4,547,000 and $4,274,000, respectively. Such costs are amortized over the term of the related debt using the interest method.

Income Taxes

The Company accounts for income taxes on the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the recoverability of the deferred tax assets and has determined that a valuation allowance for the net deferred tax assets and net operating loss carryforwards was required as of June 29, 2002. The Company has continued to record a full valuation allowance. As of July 3, 2004 and June 28, 2003, the amount was $54,198,000 and $53,291,000, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingent assets, liabilities, revenue and expenses as well as assets and liabilities. Actual results may differ from those estimates.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

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

Derivative Instruments and Hedging

The Company accounts for derivative instruments and hedging in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge (fair value or cash flow), changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The amount of the hedged item is expected to be recorded to earnings within twelve months. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. For fiscal year 2004, there have been no gains or losses recognized in earnings for hedge ineffectiveness. The Company’s current financial derivatives are treated as cash flow hedges.

As of July 3, 2004, the Company had purchased 154 milk futures contracts, which will settle during various months through May 2005, at a cost of $4,091,000 and a current market value of $4,011,000, or an aggregate market loss of $80,000. The aggregate market value will increase or decrease based on the future milk prices.

Environmental

The Company, like other companies in similar businesses, is subject to extensive Federal, state and local environmental laws and regulations. Although the Company’s environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to incur additional unforeseen environmental expenditures. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost within a reasonable range can be estimated. Environmental expenditures, which improve the condition of the property, are capitalized and amortized over their estimated useful life. The Company has not incurred any significant environmental liabilities.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

or annual reporting period ending after March 15, 2004. The adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

In July 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or as an asset in some circumstances. SFAS No. 150 applies to three types of freestanding financial instruments, other than outstanding shares. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or assets; a second type includes put options and forward purchase contracts that require or may require the issuer to buy back some of its shares in exchange for cash or other assets; the third type is obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company considered the classification of its redeemable preferred stock and determined that this stock is contingently redeemable. Accordingly, these securities are outside the scope of SFAS No. 150 and adoption of this standard did not have any effect on the Company’s results of operations or financial condition.

In December 2003, the FASB issued SFAS No. 132 (revised 2003),”Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for pension plans and for other postretirement benefit plans. This includes expanded disclosure on an interim basis as well. The new disclosures are required for fiscal years ending after December 15, 2003. The disclosures required by this statement are included within Note 15 of the Financial Statements.

3. Divestiture and restructuring activities:

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). The purchase price was $12,201,000. The Company recognized a loss of $1,007,000 on the sale, which included the book values of $3,433,000, $6,307,000, $2,260,000 and $201,000 for tradenames, goodwill, inventory and other prepaid assets, respectively. The Company incurred $1,007,000 of expenses related to the Non-Dairy Creamer Sale.

Effective December 30, 2002, the Company closed its powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”). In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $1,190,000 in fiscal year 2003. The closure charges included $1,321,000 for termination pay and benefits for the 79 displaced employees, $411,000 for other plant closure costs and contractual expenditures, offset by a $542,000 gain on the sale of the South Carolina property.

On September 19, 2001, the Company sold to Mott’s, Inc. and Cadbury Beverages Delaware, Inc. the Company’s business of developing, manufacturing, marketing, distributing, and selling shelf-stable juice sold under the ReaLemon and ReaLime brand names (the “ReaLemon product lines”) and related assets, including inventory and the manufacturing facility in Waterloo, New York for $128,425,000 (the “ReaLemon Sale”). The Company recognized a gain of $18,722,000 on the ReaLemon Sale, inclusive of reorganization and transition charges of $4,769,000.

In connection with the ReaLemon Sale, the Company committed to a plan (the “Plan”) to reorganize the management and operations of the Company. The Plan included the reduction of approximately 60 employees,

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

including executives and administrative staff at the offices in Tarrytown, New York; Columbus, Ohio; and Gahanna, Ohio, and the closure of corporate and research and development offices. Costs expensed related to the Plan in fiscal year 2002 included $3,942,000 severance and related termination costs and $827,000 for contractual lease liabilities and related office closure costs.

In accordance with the provisions of SFAS No. 144, the results of operations of the Non-Dairy Creamer Business have been classified as discontinued operations and prior period results of operations have been reclassified. Interest expense associated with the term debt to be paid down because of the sale of the businesses has been allocated to discontinued operations.

The results of operations of the discontinued businesses are as follows (in thousands):

	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended
		June 28, 2003	June 29, 2002
Net sales	$7,368	$23,061	$27,498
Operating income	920	795	1,431
Interest expense, net	313	659	770

Income from discontinued operations	$607	136	$661

Included within the operating income for the fifty-two week period ended June 28, 2003 was the charge of $1,190,000 for the Non-Dairy Creamer Plant Closure.

4. Inventories:

Inventories are stated at lower of cost or market and consisted of the following (in thousands):

	July 3, 2004	June 28, 2003
Finished goods	$31,342	$31,384
Raw material	1,956	1,210

Total inventories	$33,298	$32,594

5. Property and Equipment:

Property and equipment are recorded at cost and consisted of the following (in thousands):

	July 3, 2004	June 28, 2003
Land	$355	$355
Buildings and improvements	3,575	3,694
Machinery and equipment	13,147	12,732
Computers	11,033	10,859
Construction in progress	110	442

Total property and equipment	28,220	28,082
Accumulated depreciation	(24,260)	(22,508)

Net property and equipment	$3,960	$5,574

The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that result in an acceleration of depreciation. The Company recorded a charge of $11,126,000 in fiscal year 2002 for accelerated depreciation related to long-lived assets that may be taken out of service before the end of their normal service period due to expected strategic initiatives.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

6. Intangible Assets:

Effective June 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets that are no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43,736,000 against tradenames. After completing the valuation and impairment of the tradenames, a market valuation of goodwill was assessed based on estimated future discounted cash flow earnings. As a result, the Company recorded an impairment charge of $12,878,000 against goodwill. The transitional impairment charge was recorded as a cumulative effect of an accounting change. The Company performed its annual impairment test of intangible assets during the period ended September 27, 2003 and during the quarterly period ending October 2, 2004, and determined there was no impairment. Pursuant to the sale of the Non-Dairy Creamer Business, the Company sold tradenames and goodwill with the book values of $3,433,000 and $6,307,000, respectively.

Intangible assets consisted of the following (in thousands):

	July 3, 2004	June 28, 2003
Intangible assets not subject to amortization:
Tradenames	$33,783	$37,217
Goodwill	61,047	67,354

Total unamortized intangible assets	$94,830	$104,571

Total amortization of intangible assets was $1,652,000 and $8,040,000 for fiscal year 2003 and fiscal year 2002, respectively.

In accordance with SFAS No. 142, fiscal year 2002 was not restated to reflect the accounting change. The table below presents a reconciliation of net income as if SFAS No. 142 had been adopted for fiscal year 2002.

	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended
		June 28, 2003	June 29, 2002
Net income (loss) before cumulative effect of accounting change	$(2,403)	$2,008	$(31,679)
Amortization of intangible assets, net of tax and valuation allowance	—	—	4,992

Adjusted net income before cumulative effect of accounting change	$(2,403)	$2,008	$(26,687)

7. Debt:

Debt consisted of the following (in thousands):

	July 3, 2004	June 28, 2003
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	70,688	—
Term loan facility due December 31, 2005	—	52,252
Revolving credit facility due December 31, 2004	—	26,000

Total debt	185,688	193,252
Less: current portion of long-term debt and revolving financing facility	(70,688)	(8,578)

Long-term debt	$115,000	$184,674

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

On March 23, 2004, the Company entered into a Financing Agreement (the “Financing Agreement’) by and among Eagle, Holdings, as a guarantor, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress Financial Corporation (Central) (“Congress”), an administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $27,000,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000,000, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55,000,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of July 3, 2004, the borrowings under Revolver A were $15,688,000, and the borrowings under Revolver B were $55,000,000. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement” (“EITF 95-22”). The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred.

The proceeds from the Revolving Financing Facility were used, in part, to repay all amounts outstanding under the Company’s previous bank facilities and will be used, in part, to fund working capital of the Company and for other general corporate purposes.

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

The Company has pledged or assigned a security interest in substantially all of its assets to secure payment of its indebtedness and other obligations under the Financing Agreement. The Company’s principal stockholders, GE Investment Private Placement Partners II, L.P. (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg,” and together with GEI, the “Equity Sponsors”), have guaranteed the payments of the Revolver B obligations and

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

associated costs (the “Guaranteed Obligations”). This guaranty is limited in amount to the lesser of (i) the aggregate amount of all interest paid to the Equity Sponsors after March 23, 2004 in respect of the Notes (as defined below) held by such Equity Sponsors and their affiliates and (ii) the aggregate amount of the outstanding Guaranteed Obligations.

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

As of July 3, 2004, the Company had letters of credit outstanding totaling $1,664,000 under the Revolving Financing Facility, as required by certain insurance policies.

Senior Subordinated Notes

The Company’s $115,000,000 of Senior Subordinated Notes (the “Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $80,500,000 and $78,200,000 at July 3, 2004 and June 28, 2003, respectively.

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

GEI and Warburg, Holdings’ principal stockholders, each owned $14,100,000 in aggregate principal amount of Notes as of September 9, 2004.

8. Income Taxes:

The Company assesses the recoverability of the deferred tax assets and records a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. The Company has experienced pretax losses over the past few years, excluding the gain in fiscal year 2002 on the ReaLemon Sale. Because of these factors, the Company had recorded a $54,198,000 valuation allowance for the net deferred tax assets and net operating loss carryforwards as of July 3, 2004. Management continues to see lower industry market values in the current economic environment, which could affect the tax planning strategies available to the Company. The Company maintains a full valuation allowance for its net deferred tax assets and net operating loss carryforwards as sufficient positive evidence does not exist to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

A comparative analysis of the Company’s (expense) benefit for income taxes from earnings before income taxes and cumulative effect of accounting change consisted of the following (in thousands):

	July 3, 2004	June 28, 2003	June 29, 2002
Federal	$—	$97	$(824)
State	(73)	(21)	(110)
Valuation allowance	—	—	(33,167)

	$(73)	$76	$(34,101)

At July 3, 2004, the Company had $133,495,000 of accumulated net operating loss carryforwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2018. The Company’s net operating loss carryforwards for foreign purposes are not material.

Reconciliation of the differences between income taxes computed at Federal statutory rates and the consolidated (expense) benefit for income taxes on earnings before income taxes and cumulative effect of accounting change are as follows (in thousands):

	July 3, 2004	June 28, 2003	June 20, 2002
Income tax (expense) benefit computed at the Federal statutory tax rate	$847	$19,140	$(848)
State tax (expense) benefit, net of Federal tax benefits	(13)	1,060	(86)
Valuation allowance	(907)	(20,124)	(33,167)

	$(73)	$76	$(34,101)

Deferred tax assets and liabilities consisted of the following (in thousands):

	July 3, 2004	June 28, 2003	June 29, 2002
Net operating loss carryforward	$49,393	$36,418	$29,470
Intangible assets	2,265	14,890	(989)
Property, plant and equipment	609	386	2,052
All other assets	1,988	1,842	2,772
All other liabilities	(57)	(245)	(138)
Valuation allowance	(54,198)	(53,291)	(33,167)

Net deferred tax asset	$—	$—	$—

9. Supplemental Information:

Other accrued liabilities consisted of the following (in thousands):

	July 3, 2004	June 28, 2003
Other accrued liabilities:
Customer allowances	$2,803	$2,741
Insurance accruals	1,224	945
Divestiture reserve	—	494
Coupon accrual	497	578
Broker commissions	326	390
Compensation and related accruals	999	956
Other	55	7

Total other accrued liabilities	$5,904	$6,111

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

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

Series A Preferred Stock and Series B Preferred Stock rank on parity as to dividends and on liquidation. The Preferred Stock provides for preferential cumulative dividends at the rate of 10% per share per annum of the Stated Value for each series of Preferred Stock. Dividends are payable as declared by the Holdings Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the “Common Stock”). In the event of liquidation, dissolution or winding up, the holders of shares of Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Preferred Stock. Holders of Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Preferred Stock is required to amend, alter or repeal the preferences, special rights or other powers of the Preferred Stock. The Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value for each series of Preferred Stock plus all dividends accrued and unpaid there upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Cumulative accrued dividends totaled $76,712,000 and $60,952,000 at July 3, 2004 and June 28, 2003, respectively. They are classified with Redeemable Preferred Stock in the consolidated balance sheet of the Company.

11. Stockholders and Registration Rights Agreements:

The Stockholders Agreement, dated as of January 23, 1998, by and among Holdings and the stockholders named therein (the “Stockholders Agreement”) and the Registration Rights Agreement, dated as of January 23, 1998, by and among Holdings and the investors named therein (the “Registration Rights Agreement”) were each amended as of September 27, 1999, to reflect a Subscription Agreement with GEI and Warburg (as described in Note 12) for the offer and sale of a total of 99 shares of Series B Preferred Stock and a total of 100,000 shares of Common Stock with accompanying warrants to purchase a total of 22,013 shares of Common Stock (the “Warrants”). Because of such amendments, all covenants and agreements set forth in the initial Stockholders Agreement and Registration Rights Agreement will apply to the newly issued Series B Preferred Stock and Common Stock.

12. Stock Subscription Agreement:

On September 27, 1999, GEI and Warburg subscribed to purchase a total of 99 shares of Series B Preferred Stock at $100,000 per share and a total of 100,000 shares of Common Stock at $1 per share with accompanying Warrants to purchase up to 22,013 additional shares of Common Stock. The Warrants were exercisable for a purchase price of $1 per share of Common Stock (subject to certain adjustments) and only upon failure of the Company to achieve certain financial targets for the fiscal year 2000. The Warrants would have automatically terminated if the Company had achieved certain financial targets for fiscal year 2000. The Company did not meet the financial targets for fiscal year 2000. Therefore, pursuant to the terms of the Warrants, the Warrants expired on September 27, 2004 without being exercised. Holdings received $10,000,000 in exchange for these securities. Upon completion of the issuance of the Warrants, Holdings made a $10,000,000 capital contribution to Eagle.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

Upon the separations of certain executive officers during fiscal year 2002 and pursuant to their employment agreements, the Company purchased into treasury 7,524 shares of Series A Preferred Stock for a value of $966,000.

Secured recourse promissory note, principal and interest, between the Company and one executive was satisfied in fiscal year 2002 by transferring the executive’s 2,475 shares of Series A Preferred Stock (included in the 7,524 treasury shares referenced above) to the Company.

13. Commitments and Contingencies:

The Company may enter into long-term contracts for the purchase of certain raw materials. At July 3, 2004, the Company did not have any long-term purchase commitments. The Company leases buildings and equipment under various non-cancelable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets.

The following table lists the Company’s commitments and contingencies at July 3, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$—	$115,000	$—
Revolving financing obligations	70,688	70,688	—	—	—
Operating lease obligations	822	244	487	51	40
Purchase obligations	7,271	7,271	—	—	—

Total	$193,781	$78,203	$487	$115,051	$40

The maturity date of the Revolving Financing Facility is March 23, 2007, but in accordance with EITF 95-22, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 7 herein.

Employment Agreements. The Company has an employment agreement with the Chief Executive Officer and has employment arrangements with certain other key executives which provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions.

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

Grants of options and the periods during which such options can be exercised, and grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of a committee. As of July 3, 2004, the committee has not granted any stock options.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

A summary of restricted stock transactions for the fiscal years 2002, 2003, and 2004 is as follows:

	Shares of Restricted Stock	Fair Market Value at Issuance Date
Outstanding at June 30, 2001	191,704	$87,115
Cancelled	(106,522)	(44,156)

Outstanding at June 29, 2002	85,182	42,959
Cancelled	(300)	(3)

Outstanding at June 28, 2003	84,882	42,956
Cancelled	(45,047)	(37,771)

Outstanding at July 3, 2004	39,835	$5,185

Unearned compensation is charged for the fair value of the restricted shares granted and issued in accordance with the Incentive Plan. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

15. Retirement Plan:

The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees’ annual compensation. The costs of this plan were $222,000, $340,000, and $373,000, for fiscal year 2004, fiscal year 2003, and fiscal year 2002, respectively.

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”) and provides a defined benefit based on years of service. The following tables present information about benefit obligations, plan assets, annual expense, net periodic benefit costs and other assumptions about the Company’s Benefit Plan as of December 31 for each respective year (in thousands):

	Twelve Months Ended
	December 31, 2003	December 31, 2002
Change in benefit obligation
Benefit obligation at beginning of year	$321	$237
Service cost	60	60
Interest cost	21	15
Experience losses	23	9

Benefit obligation at end of year	$425	$321

Change in plan assets
Fair value of plan assets at beginning of year	$237	$171
Employer contribution	70	65
Benefits paid	(4)	(1)
Interest earned	1	2

Fair value of plan assets at end of year	$304	$237

Weighted average assumptions
Discount rate	6.5%	6.5%
Expected rate of return	8.0%	8.0%

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements – continued

	December 31, 2003	December 31, 2002	December 31, 2001
Components of net periodic benefit cost
Service cost	$60	$60	$53
Interest cost	21	15	11
Expected return on plan assets	(16)	(12)	(7)
Amortization of net (gain) loss	6	6	2

Net periodic benefit cost	$71	$69	$59

The Company expensed $39,000 and $37,000 for the six months ended July 3, 2004 and June 28, 2003, respectively. The Company contributed $70,000 during the twelve-month period ended December 31, 2003, including $52,500 paid during the fifty-three week period ended July 3, 2004. The Company anticipates contributing $90,000 to fund its Benefit Plan during the twelve-month period ending December 31, 2004.

16. Comprehensive Income (Loss):

The components of other comprehensive income (loss) for the fifty-three week period ended July 3, 2004 and the fifty-two week periods ended June 28, 2003 and June 29, 2002 consisted of the following (in thousands):

	July 3, 2004	June 28, 2003	June 29, 2002
Net loss	$(2,403)	$(54,606)	$(31,679)
Other comprehensive income (loss):
Change in fair value of commodity contracts	176	37	(41)
Recognition of interest expense	—	(121)	(211)
Deferred gain on commodity contracts sold	1,969	—	—
Recognition of realized gain on commodity contracts sold	(1,638)	—	—
Foreign currency translation adjustment	(165)	206	107

Comprehensive loss	$(2,061)	$(54,484)	$(31,824)

The Company sold 886 contracts for a gain of $1,969,000 prior to the contracts’ settlement dates. The gain will be recognized as the original contracts mature.

17. Subsequent Event:

On September 20, 2004, the Company entered into a First Amendment to Financing Agreement (the “First Amendment”) by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The First Amendment temporarily increases the principal amount available for borrowing under Revolver A from $27,000,000 to $30,000,000 through and including November 3, 2004.

Schedule II

Eagle Family Foods Holdings, Inc.

Valuation and Qualifying Accounts

(Dollars in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Deferred income tax valuation allowance
For the year ended July 3, 2004	$53,291	907	—	$54,198
For the year ended June 28, 2003	$33,167	20,124	—	$53,291
For the year ended June 29, 2002	$—	33,167	—	$33,167