Form 10-Q
period 2004-10-02
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2004-11-12
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers 333-50305-01 and 333-50305

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

As of November 12, 2004, there were 957,235 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	October 2, 2004	September 27, 2003
Net sales, before marketing allowance	$38,854	$34,349
Marketing allowance	6,655	6,227

Net sales	32,199	28,122
Cost of goods sold	20,367	16,580

Gross margin	11,832	11,542
Distribution expense	2,430	2,039
Marketing expense	3,199	2,701
General and administrative expense	1,407	1,933

Operating income	4,796	4,869
Interest expense, net	4,926	3,914

(Loss) income before income taxes and discontinued operations	(130)	955
Income tax expense	10	55

Net (loss) income before discontinued operations	(140)	900
Income from discontinued operations	—	230

Net (loss) income	$(140)	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

(unaudited)

	October 2, 2004	July 3, 2004
Assets
Current assets
Cash and cash equivalents	$1,544	$2,030
Accounts receivable, net	16,272	8,075
Inventories	32,863	33,298
Other current assets	941	1,634

Total current assets	51,620	45,037
Property and equipment, net	3,757	3,960
Goodwill	61,047	61,047
Other intangible assets	33,783	33,783
Other non-current assets	4,207	4,547

Total assets	$154,414	$148,374

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$77,112	$70,688
Accounts payable	7,558	7,093
Other accrued liabilities	7,773	5,904
Accrued interest	2,463	4,907

Total current liabilities	94,906	88,592

Long-term debt	115,000	115,000

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding, at redemption value	156,282	152,518
Treasury stock, 10,962 shares at cost	(1,382)	(1,382)

	154,900	151,136
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding, at redemption value	16,162	15,769

Total redeemable preferred stock	171,062	166,905

Stockholders’ deficit
Common stock, $0.01 par value, 1,200,000 shares authorized, 957,235 shares issued and outstanding	10	10
Additional paid-in capital	958	958
Accumulated deficit	(227,743)	(223,445)
Accumulated other comprehensive income	221	354

Total stockholders’ deficit	(226,554)	(222,123)

Total liabilities and stockholders’ deficit	$154,414	$148,374

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	October 2, 2004	September 27, 2003
Cash flows (used in) from operating activities:
Net (loss) income	$(140)	$1,130
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	228	841
Amortization of deferred financing costs	352	393
Net change in assets and liabilities:
Accounts receivable, net	(8,197)	(6,370)
Inventories	1,217	743
Accounts payable	465	(85)
Other assets	(89)	35
Other liabilities	(768)	(1,006)

Cash used in operating activities	(6,932)	(4,319)

Cash used in investing activities:
Capital expenditures	(25)	(68)

Cash used in investing activities	(25)	(68)

Cash from (used in) financing activities:
Borrowings under revolving facilities	30,096	15,200
Payments under revolving facilities	(23,672)	(9,900)
Other financing costs	(12)	—
Payment under term loan facility	—	(780)

Cash from financing activities	6,412	4,520

Effect of exchange rate changes on cash	59	9

(Decrease) increase in cash and cash equivalents	(486)	142
Cash and cash equivalents at beginning of period	2,030	1,616

Cash and cash equivalents at end of period	$1,544	$1,758

Supplemental disclosure:
Non-cash financing activities, including dividends accrued on redeemable preferred stock	$4,158	$3,766

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Thirteen Week Period Ended October 2, 2004

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, July 3, 2004	$10	$958	$(223,445)	$354	$(222,123)
Net loss	—	—	(140)	—	(140)
Preferred stock dividends	—	—	(4,158)	—	(4,158)
Other comprehensive income:
Change in fair value of commodity contracts	—	—	—	77	77
Deferred gain on commodity contracts sold	—	—	—	23	23
Recognition of deferred gain on commodity contracts sold	—	—	—	(292)	(292)
Foreign translation adjustment	—	—	—	59	59

Balance, October 2, 2004	$10	$958	$(227,743)	$221	$(226,554)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of October 2, 2004 and July 3, 2004 and for the thirteen week periods ended October 2, 2004 and September 27, 2003 present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle Family Foods, Inc. (“Eagle”). Eagle and Holdings are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings fully and unconditionally guarantees the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

During the thirteen week period ended October 2, 2004, the Company had negative cash generated from operating activities for reasons discussed in the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Quarterly Report on Form 10-Q. In addition, the classification of the Revolving Financing Facility as a current liability caused a working capital deficit. This Revolving Financing Facility is available to the Company through March 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B obligations by $20.3 million. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings available under Revolver A obligations will be sufficient to service interest on the Notes and required reductions in Revolver B obligations, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2005. However, significant changes in interest rates, the Company’s business, customers and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations. See Note 6 to the financial statements included in this Quarterly Report on Form 10-Q for the definition of Revolving Financing Facility, Revolver A obligations, and Revolver B obligations.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Included in these reclassifications is the presentation of the sale of the non-dairy business as discontinued operations pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). See Note 2 to the financial statements included in this Quarterly Report on Form 10-Q.

The financial statements as of October 2, 2004 and July 3, 2004, and for the thirteen week periods ended October 2, 2004 and September 27, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 3, 2004. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Divestiture Activities:

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). In accordance with the provisions of SFAS No. 144, the results of operations of the Non-Dairy Creamer Business for the thirteen week period ended September 27, 2003 has been classified as discontinued operations and the results of operations for that period have been reclassified. Interest expense related to the term loan principal repaid from the proceeds of the Non-Dairy Creamer Sale has been allocated to discontinued operations.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

The results of operations of the discontinued business were as follows (in thousands):

Thirteen Week Period Ended September 27, 2003
Net sales	$3,135

Operating income	$397
Interest expense	167

Income from discontinued operations	$230

3. Inventories:

Inventories are stated at the lower of cost or market at October 2, 2004 and July 3, 2004 and consisted of the following (in thousands):

	October 2, 2004	July 3, 2004
Finished goods	$30,640	$31,342
Raw materials	2,223	1,956

Total inventories	$32,863	$33,298

4. Property and Equipment:

Property and equipment is recorded at cost at October 2, 2004 and July 3, 2004 and consisted of the following (in thousands):

	October 2, 2004	July 3, 2004
Land	$355	$355
Buildings and improvements	3,575	3,575
Machinery and equipment	13,248	13,147
Computer equipment and software	11,040	11,033
Construction in progress	27	110

Total property and equipment	28,245	28,220
Accumulated depreciation	(24,488)	(24,260)

Property and equipment, net	$3,757	$3,960

The Company periodically reviews the useful lives of its assets, and when warranted, changes are made that may result in an acceleration of depreciation.

5. Goodwill and Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen week period ended October 2, 2004, and determined there was no impairment.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

6. Debt:

Debt consisted of the following (in thousands):

	October 2, 2004	July 3, 2004
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	77,112	70,688

Total debt	192,112	185,688
Less revolving financing facility	(77,112)	(70,688)

Long-term debt	$115,000	$115,000

On March 23, 2004, the Company entered into a Financing Agreement (the “Financing Agreement’) by and among Eagle, Holdings, as a guarantor, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress Financial Corporation (Central) (“Congress”), an administrative agent for the Lenders. The Financing Agreement provides for a secured Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $27,000,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000,000, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55,000,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of October 2, 2004 and July 3, 2004, the borrowings under Revolver A were $22,112,000 and $15,688,000, respectively, and the borrowings under Revolver B were $55,000,000. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

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

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia Bank (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 10.0% plus the greater of 2.0% and LIBOR or (2) 8.0% plus the greater of 4.0% and the Reference Rate. The fair market value of the Revolving Financing Facility at October 2, 2004 and July 3, 2004 was approximately the carrying value.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

As of October 2, 2004, the Company had letters of credit outstanding totaling $1,664,000 under the Revolving Financing Facility, as required by certain insurance policies.

The Company’s $115,000,000 of Senior Subordinated Notes (the “Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Notes was approximately $87,400,000 and $80,500,000 at October 2, 2004 and July 3, 2004, respectively.

GEI and Warburg, Holdings’ principal stockholders, each owned $14,092,000 in aggregate principal amount of Notes as of October 21, 2004. These stockholders have guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to the stockholders on the Notes after March 23, 2004.

7. Income Taxes:

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

8. Comprehensive Income (Loss):

The components of other comprehensive income (loss) for the thirteen week periods ended October 2, 2004 and September 27, 2003 consisted of the following (in thousands):

	Thirteen Week Period Ended
	October 2, 2004	September 27, 2003
Net (loss) income	$(140)	$1,130
Other comprehensive income (loss):
Change in fair value of commodity contracts	77	432
Deferred gain on commodity contracts sold	23	—
Recognition of realized gain on commodity contracts sold	(292)	—
Foreign translation adjustment	59	9

Comprehensive (loss) income	$(273)	$1,571

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

9. Pension Plan:

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”). The Benefit Plan is reported on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Service cost	$17	$15	$51	$45
Interest cost	7	5	20	16
Expected return on plan assets	(5)	(4)	(14)	(12)
Amortization of net loss	2	2	7	5

Net periodic benefit cost	$21	$18	$64	$54

The Company contributed $30,000 during the thirteen-week period ended October 2, 2004. The Company anticipates contributing at a minimum $90,000 to fund its Benefit Plan during the twelve-month period ending December 31, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen week periods ended October 2, 2004 and September 27, 2003 of Eagle Family Foods Holdings, Inc. (“Holdings”), and its wholly-owned subsidiary, Eagle Family Foods, Inc. (“Eagle,” together with Holdings, the “Company”). The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussion and analysis of the Company’s financial condition and results of operations relates to the business exclusive of the powdered non-dairy creamer business (“Non-Dairy Creamer Business”) unless otherwise described. On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC (“Dean Foods”) the Non-Dairy Creamer Business and related assets, including inventory. In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations of the Non-Dairy Creamer Business for the thirteen week period ended September 27, 2003 have been classified as discontinued operations and the results of operations for the period have been reclassified.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen week periods ended October 2, 2004 and September 27, 2003. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Thirteen Week Period Ended
	October 2, 2004	September 27, 2003
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	63.3	58.9

Gross margin	36.7	41.1
Distribution expense	7.5	7.3
Marketing expense	9.9	9.6
General and administrative expense	4.4	6.9

Operating income	14.9%	17.3%

Results of Operations

Thirteen Week Periods ended October 2, 2004 (“first quarter 2005”) and September 27, 2003 (“first quarter 2004”) (Unaudited).

Net Sales. The Company’s net sales for first quarter 2005 were $32.2 million as compared to $28.1 million for first quarter 2004, an increase of $4.1 million, or 14.5%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first quarter 2005 and first quarter 2004 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Quarter 2005	Percentage of Net Sales	Net Sales First Quarter 2004	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star, Premium Dessert Kits and other	$29.7	92.2%	$25.9	92.2%
Niche brand products	Borden, None Such and Kava	2.5	7.8	2.2	7.8

Total net sales		$32.2	100.0%	$28.1	100.0%

Net sales of the sweetened condensed milk product line increased by $3.8 million in first quarter 2005 as compared to first quarter 2004 due to early seasonal shipments to certain customers and an increase in sales volume of premium dessert kits. The dessert kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes and were launched by the Company in its fiscal year ended July 3, 2004.

Cost of Goods Sold. Cost of goods sold was $20.4 million for first quarter 2005 as compared to $16.6 million for first quarter 2004, an increase of $3.8 million, or 22.8%. Expressed as a percentage of net sales, cost of goods sold for first quarter 2005 increased to 63.3% from 58.9% for first quarter 2004. The increase in the percentage is primarily due to the change in the sales mix to products with a higher production cost.

Distribution Expense. Distribution expense was $2.4 million for first quarter 2005 as compared to $2.0 million for first quarter 2004, an increase of $0.4 million, or 19.2%. Expressed as a percentage of net sales, distribution expense for first quarter 2005 increased to 7.5% from 7.3% for first quarter 2004. The increase in distribution costs was due to additional costs associated with storing and handling the premium dessert kits and higher transportation costs.

Marketing Expense. Marketing expense was $3.2 million for first quarter 2005 as compared to $2.7 million for first quarter 2004, an increase of $0.5 million, or 18.4%. Expressed as a percentage of net sales, marketing expense increased to 9.9% for first quarter 2005 from 9.6% for first quarter 2004. The increase in marketing expense was primarily due to investments in development and promotion of the premium dessert kits in first quarter 2004.

General and Administrative (“G&A”) Expense. G&A expense was $1.4 million for first quarter 2005 as compared to $1.9 for first quarter 2004, a decrease of $0.5 million, or 27.2%. Expressed as a percentage of net sales, G&A expense for first quarter 2005 decreased to 4.4% from 6.9% for first quarter 2004. The decrease is primarily the result of lower depreciation as certain computer software and systems have been fully depreciated.

Operating Income. Operating income was $4.8 million for first quarter 2005 as compared to $4.9 million for first quarter 2004, a decrease of $0.1 million, or 1.5%. Expressed as a percentage of net sales, operating income for first quarter 2005 decreased to 14.9% from 17.3% for first quarter 2004. The decrease in operating income was due to the change in sales mix to products with a higher production cost and investments in development and promotion of the premium dessert kits.

Interest Expense. Net interest expense was $4.9 million for first quarter 2005 as compared to $3.9 million for first quarter 2004, an increase of $1.0 million, or 25.9%. The increase in interest expense was due to a higher average interest rate of 10.19% in first quarter 2005 as compared to an average interest rate of 8.17% in first quarter 2004. The average debt balance in first quarter 2005 was $193.3 million as compared $199.8 million in first quarter 2004.

Income Taxes. The Company recorded an income tax expense for state and local taxes of $0.01 million for first quarter 2005 and $0.06 million for first quarter 2004.

Income from Discontinued Operations. Income from discontinued operations was $0.2 million for first quarter 2004. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods.

Liquidity and Capital Resources

The Company’s secured Revolving Financing Facility consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $27.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $55.0 million. As of October 2, 2004 and July 3, 2004, the borrowings under Revolver A were $22.1 and $15.7 million, respectively, and under Revolver B were $55.0 million at both dates.

On September 20, 2004, the Company entered into a First Amendment to Financing Agreement (the “First Amendment”) by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The First Amendment temporarily increases the principal amount available for borrowing under Revolver A from $27.0 million to $30.0 million through and including November 3, 2004. Because the Company had sufficient cash flows, the additional borrowing capacity was not utilized.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by December 31 of each of the next three years. The principal amount as of December 31, 2004 is to be less than $34.7 million. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had capital expenditures of less than $0.1 million in first quarter 2005. The Company expects to spend $1.0 million on capital expenditures during its fiscal year ending July 2, 2005 for enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash used in operating activities was $6.9 million and $4.3 million in first quarter 2005 and first quarter 2004, respectively, an increase of $2.6 million. The increase was primarily due to an increase in accounts receivable due to higher sales in first quarter 2005 as compared to first quarter 2004.

Cash used in investing activities was $0.03 million in first quarter 2005 as compared to $0.07 million in first quarter 2004. The cash was used for capital expenditures.

Cash from financing activities was $6.4 million and $4.5 million in first quarter 2005 and first quarter 2004, respectively, an increase of $1.9 million. This increase in cash from financing activities supported the cash requirements related to the Company’s investment in, and operating requirements of, the premium dessert kits, as well as other seasonal operating requirements.

During the thirteen week period ended October 2, 2004, the Company had negative cash generated from operating activities for reasons discussed above. In addition, the classification of the Revolving Financing Facility as a current liability caused a working capital deficit. This Revolving Financing Facility is available to the Company through March 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B obligations by $20.3 million. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings available under Revolver A obligations will be sufficient to service interest on the Notes and required reductions in Revolver B obligations, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2005. However, significant changes in interest rates, the Company’s business, customers and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations.

As of October 30, 2004, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., Holdings’ principal stockholders, each owned $14.1 million in aggregate principal amount of Notes. These stockholders have guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to the stockholders on the Notes after March 23, 2004.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At October 2, 2004, the Company did not have any long-term purchase commitments. The Company intends to utilize the raw material under its outstanding purchase commitments in production. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to ten years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has employment arrangements with certain key executives. Such agreements provide for annual salaries, bonuses and severance payments and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at October 2, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$—	$115,000	$—
Revolving financing obligations	77,112	77,112	—	—	—
Operating lease obligations	748	226	411	51	60
Purchase obligations	12,858	11,749	1,109	—	—

Total	$205,718	$89,087	$1,520	$115,051	$60

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing

Facility balance to be classified as a current liability on the balance sheet in accordance with EITF No. 95-22. The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred. The maturity date of the Revolving Financing Facility is March 23, 2007.

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 47% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business and the shelf stable juice business sold under the ReaLemon and ReaLime brand names, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its Revolving Financing Facility in that period.

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of October 2, 2004, the outstanding indebtedness was $192.1 million, with maturities of $77.1 million in fiscal year 2007 on the Revolving Financing Facility and $115 million in fiscal year 2008 on the Notes. This substantial indebtedness could have important consequences. For example, it could:

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

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture and market new products or line extensions to its existing product lines. The Company is making an investment in the development, test marketing, and promotion of premium dessert kits utilizing popular sweetened condensed milk recipes, which were introduced into the market in fiscal year 2004. The Company cannot predict whether it will be successful in the introduction, marketing and manufacturing of this product offering or any other new products.

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

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements, which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at October 2, 2004 and that were sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2005	2006	2007	Thereafter	Balance at October 2, 2004	Fair Value
Liabilities
Fixed rate				$115,000	$115,000	$87,400
Average interest rate				8.750%	8.750%
Variable rate	$77,112	$—	$—	$—	$77,112	$77,112
Average interest rate	10.680%				10.680%

As the table incorporates only the exposures that existed as of October 2, 2004, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.8 million in forecasted interest expense. The Company’s variable rate liability has a stated maturity date of March 23, 2007. In accordance with EITF No. 95-22, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 6 of the financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of October 2, 2004, the Company had purchased 13 milk futures contracts, which settle during various months through April 2005, at a cost and current market value of $0.3 million. The aggregate market value will increase or decrease based on the future milk prices. In addition, the Company has less than $0.1 million of deferred gain on contracts sold prior to the contracts’ settlement dates. The gain will be recognized at the time the original contracts would have matured.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements, which include assumptions about future market conditions, operations and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance or achievements in the future could differ significantly from the results, performance or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of October 2, 2004, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, including the event described below and identified in the Annual Report on Form 10-K of the Company for the year ended July 3, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are not effective for the reason described in Item 4(b) below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objective.

(b)	Change in internal control over financial reporting.

Subsequent to the issuance of the Company’s financial statements for the quarterly period ended April 3, 2004, the Company determined that borrowings under its Revolving Financing Facility should have been classified as short-term on the balance sheet of Eagle and the consolidated balance sheet of Holdings. As a result, the balance sheet of Eagle at April 3, 2004 and the consolidated balance sheet of Holdings at April 3, 2004 were restated and a Form 10-Q/A was filed with the Securities and Exchange Commission on October 1, 2004 for the quarterly period ended April 3, 2004.

In making the evaluation of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer considered matters relating to this restatement and its impact on the financial statements taken as a whole, including the processes that were undertaken to ensure that all material adjustments necessary to correct the classification were recorded. This restatement reflected the Company’s compliance with an accounting standard that was brought to light with respect to the new Financing Agreement entered into on March 23, 2004. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement was reflective of a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s disclosure controls.

The material weakness was caused by an inadequate control over the review process of new material debt agreements. The Company has subsequently implemented a more robust review policy of new material debt agreements using accounting checklists and additional levels of review. As of the end of this period, the Company has not had enough time to evaluate the effectiveness of this procedure.

There was no other change in the registrants’ internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

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

Date: November 12, 2004