Form 10-Q
period 2005-01-01
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2005-02-15
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

or

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

As of February 15, 2005, there were 2,386,723 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Page
Part I - Financial Information

Item 1. Financial Statements

Eagle Family Foods Holdings, Inc.

Consolidated Statements of Income for the thirteen and twenty-six week periods ended January 1, 2005 and the fourteen and twenty-seven week periods ended January 3, 2004	3

Consolidated Balance Sheets as of January 1, 2005 and July 3, 2004	4

Consolidated Statements of Cash Flows for the twenty-six week period ended January 1, 2005 and twenty-seven week period ended January 3, 2004	5

Consolidated Statement of Changes in Stockholders’ Deficit for the twenty-six week period ended January 1, 2005	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II – Other Information

Item 6. Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Income

(Dollars in Thousands)

(Unaudited)

	Thirteen-Week Period Ended January 1, 2005	Fourteen-Week Period Ended January 3, 2004	Twenty-Six Week Period Ended January 1, 2005	Twenty-Seven Week Period Ended January 3, 2004
Sales, before marketing allowance	$70,575	$63,275	$109,429	$97,624
Marketing allowance	13,291	11,981	19,946	18,207

Net sales	57,284	51,294	89,483	79,417
Cost of goods sold	35,608	29,012	55,975	45,592

Gross margin	21,676	22,282	33,508	33,825

Distribution expense	2,994	2,187	5,424	4,227
Marketing expense	4,461	4,635	7,660	7,337
General and administrative expense	1,511	2,060	2,918	3,992
Impairment charge on plant closure	2,612	—	2,612	—

Operating income	10,098	13,400	14,894	18,269
Interest expense, net	4,610	3,824	9,536	7,738

Income before income taxes from continuing operations	5,488	9,576	5,358	10,531
Income tax expense	5	9	15	64

Income from continuing operations	5,483	9,567	5,343	10,467
Income from discontinued operations	—	380	—	610
Loss on disposal of discontinued operations	—	(1,097)	—	(1,097)

Loss from disposal of discontinued operations	—	(717)	—	(487)

Net income	$5,483	$8,850	$5,343	$9,980

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	January 1, 2005	July 3, 2004
Assets
Current assets
Cash and cash equivalents	$1,474	$2,030
Accounts receivable, net	16,667	8,075
Inventories	16,517	33,298
Other current assets	648	1,634

Total current assets	35,306	45,037
Property and equipment, net	12,257	3,960
Goodwill	64,932	61,047
Other intangible assets	35,787	33,783
Other non-current assets	4,345	4,547

Total assets	$152,627	$148,374

Liabilities and Stockholders’ Deficit

Current liabilities
Revolving financing facility	$24,504	$70,688
Accounts payable	11,428	7,093
Other accrued liabilities	12,707	5,904
Accrued interest	5,092	4,907

Total current liabilities	53,731	88,592

Long-term debt	126,346	115,000

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding at redemption value	—	152,518
Treasury stock, 10,962 shares at cost	—	(1,382)

Series A preferred stock, net	—	151,136
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding at redemption value	—	15,769
Series I preferred stock, $40,000 stated value, 150 shares issued and outstanding	5,913	—

Total redeemable preferred stock	5,913	166,905

Stockholders’ deficit
Common stock $0.01 par value, 2,750,000 shares authorized, 2,386,723 and 957,235 shares issued and outstanding, respectively	24	10
Additional paid-in capital	23,443	958
Accumulated deficit	(56,455)	(223,445)
Unearned compensation	(699)	—
Accumulated other comprehensive income	324	354

Total stockholders’ deficit	(33,363)	(222,123)

Total liabilities and stockholders’ deficit	$152,627	$148,374

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Twenty-Six Week Period Ended January 1, 2005	Twenty-Seven Week Period Ended January 3, 2004
Cash flows from operating activities:
Net income	$5,343	$9,980
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	505	1,729
Amortization of deferred financing costs	800	741
Loss on disposal of discontinued operations	—	1,097
Impairment charge on plant closure	2,612	—
Net change in assets and liabilities:
Accounts receivable, net	(1,991)	(3,767)
Inventories	20,303	19,091
Accounts payable	778	81
Other assets	170	(825)
Other liabilities	6,189	5,503

Cash from operating activities	34,709	33,630

Cash (used in) from investing activities:
Capital expenditures	(1,964)	(546)
Payment for purchase of subsidiary, net of cash acquired	(14,322)	—
Proceeds from sale of discontinued operations	—	12,201

Cash (used in) from investing activities	(16,286)	11,655

Cash (used in) from financing activities
Payments under revolving credit facility	(109,740)	(49,900)
Other financing costs	(575)	(248)
Borrowings under revolving credit facility	63,556	23,900
Proceeds from borrowing	12,000	—
Proceeds from sale of common stock, net of expenses	9,786	—
Proceeds from sale of preferred stock, net of expenses	5,913	—
Payment under term loan facility	—	(13,663)

Cash used in financing activities	(19,060)	(39,911)

Effect of exchange rate changes on cash	81	36

(Decrease) increase in cash and cash equivalents	(556)	5,410
Cash and cash equivalents at beginning of period	2,030	1,616

Cash and cash equivalents at end of period	$1,474	$7,026

Supplemental disclosure:
Non-cash financing activities including dividends accrued on redeemable preferred stock	$5,436	$7,832

Note payable received in purchase of subsidiary	$2,000	$—

Common stock exchanged for property, plant and equipment	$4,450	$—

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Twenty-Six Week Period Ended January 1, 2005

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balance, July 3, 2004	$10	$958	$(223,445)	$—	$354	$(222,123)
Net income	—	—	5,343	—	—	5,343
Preferred stock dividends	—	—	(5,436)	—	—	(5,436)
Issuance of common stock	10	14,226	—	—	—	14,236
Extinguishment of preferred stock	4	5,256	167,083	—	—	172,343
Discount on notes payable	—	2,304	—	—	—	2,304
Issuance of restricted common stock	—	699	—	(699)	—	—
Other comprehensive income:
Change in fair value of commodities	—	—	—	—	106	106
Deferred gain on commodity contracts sold	—	—	—	—	23	23
Recognition of deferred gain on commodity contracts sold	—	—	—	—	(287)	(287)
Foreign currency translation adjustment	—	—	—	—	128	128

Balance, January 1, 2005	$24	$23,443	$(56,455)	$(699)	$324	$(33,363)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of January 1, 2005 and July 3, 2004 and for the thirteen and twenty-six week periods ended January 1, 2005 and the fourteen and twenty-seven week periods ended January 3, 2004 present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s Consolidated Financial Statements since December 24, 2004. Eagle, Holdings, and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The financial statements as of January 1, 2005 and for the thirteen and twenty-six week periods ended January 1, 2005 and the fourteen and twenty-seven week periods ended January 3, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 3, 2004. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Investment and Acquisition Activities:

On November 23, 2004, Dairy Farmers of America, Inc. (“DFA”) was issued 1,048,091 shares of Common Stock of Holdings (“DFA Transaction”), representing approximately 44% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10,000,000 into the Company and transferred ownership of a manufacturing plant in El Paso, Texas (the “Texas Plant”) with an appraised value of $4,450,000. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6,000,000 for 150 shares of a new series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company will use the majority of these proceeds to refurbish the Texas Plant and expand the Texas Plant’s capabilities into processing sweetened and condensed milk.

The Company has engaged a third-party appraiser to assess the relative fair value of the common stock and preferred stock issued for the above transaction. This appraisal is expected to be completed by April 2, 2005, the end of the Company’s third quarter 2005. The Company has recorded the value of the common stock issued to DFA at $14,450,000, less an allocation of cost of issuance, and the value of Series I Preferred Stock issued to Mid-Am at $6,000,000, less an allocation of cost of issuance. The value is subject to appraisal adjustments.

Eagle entered into a five year milk supply agreement in which DFA will supply raw milk, on an ongoing basis, to the Texas Plant to manufacture canned milk. In addition Eagle entered into a tolling agreement, in which the Company from time to time will process raw milk supplied by DFA into condensed milk or dry milk powder. As stated in the tolling agreement, the Company will not purchase the raw milk but will process the milk to a condensed milk or dry milk powder form for a processing fee.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a manufacturer of sweetened condensed and evaporated milk products. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17,000,000, subject to adjustment pursuant to the Stock Purchase Agreement. The form of payment included (i) cash in the amount of $15,000,000 and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2,000,000 (“Milnot

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

Note”) between Eagle and MHC. A portion of the purchase price was financed with the proceeds of the DFA Note (see Note 7 to the Financial Statements) and additional borrowings under the Company’s Revolving Financing Facility.

This acquisition was accounted for by the purchase method of accounting. Accordingly, the Company has estimated the fair value of assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition have been included in the statement of financial position of the Company. However, these estimated fair values are subject to adjustment upon the completion of the third party appraisal valuation of property, plant and equipment, and the Company’s continuing review. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition were as follows (in thousands):

As of December 23, 2004
Current assets	$7,730
Property, plant and equipment	5,000
Goodwill	3,885
Other intangible assets	2,004

Total assets acquired	18,619
Current liabilities assumed	4,069

Net assets acquired	$14,550

3. Divestiture Activities:

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”, the results of operations of the Non-Dairy Creamer Business for the fourteen and twenty-seven week periods ended January 3, 2004 have been classified as discontinued operations and the results of operations for that period have been reclassified. Interest expense related to the principal of the term loan repaid from the proceeds of the Non-Dairy Creamer Sale has been allocated to discontinued operations.

The results of operations of the discontinued business were as follows (in thousands):

	Fourteen Week Period Ended January 3, 2004	Twenty-Seven Week Period Ended January 3, 2004
Net sales	$4,234	$7,368

Operating income	$526	$923
Interest expense	146	313

Income from discontinued operations	$380	$610

On December 10, 2004, the Company announced its plan to close its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) by the end of April 2005 (“Plant Closure”). Future production will be shifted to the Texas Plant, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2,612,000 in the quarterly period ended January 1, 2005 for the production assets at the PA Plant. The employee costs, including benefits and severance for the 89 employees, are expected to be approximately $1,200,000, and will be expensed ratably over the future service period. In accordance with the provision of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” these employee costs have not been recognized during the quarter as the agreement with the bargaining unit employees was signed in January 2005.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

4. Inventories:

Inventories are stated at the lower of cost or market at January 1, 2005 and July 3, 2004 and consisted of the following (in thousands):

	January 1, 2005	July 3, 2004
Finished goods	$12,656	$31,342
Raw materials	3,861	1,956

Total inventories	$16,517	$33,298

5. Property and Equipment:

Property and equipment is recorded at cost at January 1, 2005 and July 3, 2004 and consisted of the following (in thousands):

	January 1, 2005	July 3, 2004
Land	$778	$355
Buildings and improvements	7,744	3,575
Machinery and equipment	18,024	13,147
Computer equipment and software	11,145	11,033
Construction in progress	1,941	110

Total property and equipment	39,632	28,220
Accumulated depreciation	(27,375)	(24,260)

Property and equipment, net	$12,257	$3,960

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever evidence exists that the carrying value is not recoverable. Because of the pending Plant Closure, the Company recorded an impairment charge of $2,612,000 in the quarterly period ended January 1, 2005 for the production assets at its PA Plant.

6. Goodwill and Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen-week period ended October 2, 2004, and determined there was no impairment. There have been no facts or circumstances that would affect that determination as of January 1, 2005. The Company recorded goodwill of $3,885,000 based on the estimated fair value of assets acquired and liabilities assumed in the Milnot Acquisition.

7. Debt:

Debt consisted of the following (in thousands):

	January 1, 2005	July 3, 2004
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	24,504	70,688
Subordinated promissory notes due November 1, 2007	14,000	—
Unamortized discount on subordinated promissory notes	(2,654)	—

Total debt	150,850	185,688
Less revolving financing facility	(24,504)	(70,688)

Long-term debt	$126,346	$115,000

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

The Company is the borrower under a financing agreement (the “Financing Agreement’), dated March 23, 2004, as amended by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress Financial Corporation (Central) (“Congress”), an administrative agent for the Lenders. The Financing Agreement provides for a secured Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40,000,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000,000, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000,000, until December 31, 2005, thereafter until maturity not to exceed $53,000,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of July 3, 2004, the borrowings under Revolver A were $15,688,000, and as of January 1, 2005 and July 3, 2004, the borrowings under Revolver B were $24,504,000 and $55,000,000, respectively. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s fiscal year were as follows. On September 20, 2004, the Company entered into a First Amendment to the Financing Agreement that temporarily increased the principal amount available for borrowing under Revolver A from $27,000,000 to $30,000,000 through and including November 3, 2004. On November 23, 2004 the Company entered into a Second Amendment to the Financing Agreement which, among other things, (i) temporarily increased the credit commitment under the Revolving B loan to $63,000,000 beginning on January 1, 2005 until and including December 31, 2005, (ii) expressly permitted the acquisition by the Company of Texas Plant, (iii) expressly permitted the issuance of shares by Holdings of its capital stock of DFA, and/or one or more of its affiliates and (iv) amended the financial covenants to, among other things, account for the inclusion of the Texas Plant in the Company’s business. On December 23, 2004, the Company entered into a Third Amendment to the Financing Agreement which, among other things, (i) increased the Revolving A Credit Commitment to $40,000,000, (ii) consented to the Milnot Acquisition, (iii) allowed for the issuance by Eagle of the DFA Note and the Milnot Note, as described below, and (iv) amended the financial covenants to include the impact of the inclusion of Milnot in the Company’s business.

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet. The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred.

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia Bank (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 10.0% plus the greater of 2.0% and LIBOR or (2) 8.0% plus the greater of 4.0% and the Reference Rate. The fair market value of the Revolving Financing Facility at January 1, 2005 and July 3, 2004 was approximately the carrying value.

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

As of January 1, 2005, the Company had letters of credit outstanding totaling $1,183,000 under the Revolving Financing Facility, as required by certain insurance policies.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

Eagle’s $115,000,000 of 8 3/4% Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008. The Senior Notes bear interest at a rate of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Senior Notes was approximately $88,550,000 and $80,500,000 at January 1, 2005 and July 3, 2004, respectively.

GE Investment Private Placement Partners II, a Limited Partnership (“GEI”), and Warburg, Pincus Ventures, L.P. (“Warburg”), significant shareholders of Holdings, each owned $14,092,000 in aggregate principal amount of Senior Notes as of February 6, 2005. These stockholders have guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to the stockholders on the Senior Notes after March 23, 2004.

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of DFA for the aggregate principal amount of $12,000,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued the Milnot Note, each in connection with the Milnot Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company ( as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The Acquisition Notes accelerate upon an Event of Default, which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof; within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank on parity with Eagle’s Senior Notes.

In accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables,” the Company recorded the Acquisition Notes at the present value using the Company’s current interest rate for long-term borrowings. The purchase price of the Milnot Acquisition has been adjusted by $371,000 for the discount on the Milnot Note. The DFA Note is from a significant shareholder, and therefore the discount of $2,304,000 has been credited to additional paid in capital. The discount is amortized over the term of the Acquisition Notes using the interest method.

8. Income Taxes:

The Company assesses the recoverability of the deferred tax assets and records a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. Management continues to see lower industry market values in the current economic environment, which could affect the tax planning strategies available to the Company. The Company maintains a full valuation allowance for its net deferred tax assets and net operating loss carry forwards, as sufficient positive evidence does not exist to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

9. Redeemable Preferred Stock:

In November 2004, Holdings effected a recapitalization of its existing Common Stock, Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”), and Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) (the “Recapitalization”). In order to effect the Recapitalization, Holdings (i) amended its Certificate of Incorporation (as amended on November 23, 2004) (the “Certification of Incorporation”), to provide for (A) an increase in the authorized shares of Common Stock from 1,200,000 to 2,750,000 and (B) authorization of its Series I Preferred Stock and ii) entered into Contribution and Exchange Agreements (together, the “Contribution and Exchange Agreements”) with its existing equity holders (the “Existing Stockholders”), Warburg, GEI and Mr. Craig A. Steinke, Chief Executive Officer, Chief Financial Officer and President of Holdings pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The estimated fair value of Common Stock exchanged was $5,256,000 and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172,343,000. The resulting extinguishment gain of $167,083,000 has been reflected as an adjustment to accumulated deficit. The Company estimated the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA which is subject to the completion of a third party appraisal. Upon completion of this appraisal, the Company may adjust the estimated fair values assigned to Common Stock and the extinguishment gain.

On November 23, 2004, Mid-Am, an affiliate of DFA, invested $6,000,000 into Holdings for 150 shares of Series I Preferred Stock at a stated value of $40,000 per share (the “Series I Stated Value”). The Series I Preferred Stock provides for the accretion of preferential cumulative dividends at an annual rate of 10%, compounded quarterly to a liquidation value. Dividends are payable as declared by the Holdings Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the “Common Stock”).

In the event of liquidation, dissolution, or winding up, the holders of shares of Series I Preferred Stock are entitled to be paid out of the assets of Holdings available for distribution to its stockholders before any payment is made to the holders of stock junior to the Series I Preferred Stock. Holders of Series I Preferred Stock are not entitled to vote on any matters presented to the stockholders of Holdings. However, the affirmative vote or written consent of the holders of at least two-thirds of the then outstanding shares of Series I Preferred Stock is required to amend, alter, or repeal the preferences, special rights or other powers of the Series I Preferred Stock. The Series I Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value of Series I Preferred Stock plus all accretion thereon upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Cumulative accrued dividends on the Series A Preferred Stock and Series B Preferred Stock totaled $76,712,000 at July 3, 2004. They are classified with Redeemable Preferred Stock in the consolidated balance sheet of Holdings. Accretion on the Series I Preferred Stock will occur when an event requiring redemption is probable.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

10. Comprehensive Income (Loss):

The components of other comprehensive income (loss) for the thirteen and twenty-six week periods ended January 1, 2005 and the fourteen and twenty-seven week periods ended January 3, 2004 consisted of the following (in thousands):

	Thirteen Week Period Ended January 1, 2005	Fourteen Week Period Ended January 3, 2004	Twenty-Six Week Period Ended January 1, 2005	Twenty-Seven Week Period Ended January 3, 2004
Net income	$5,483	$8,850	$5,343	$9,980
Other comprehensive income (loss):
Change in fair value of commodity contracts	29	67	106	499
Deferred gain on commodity contracts sold	—	—	23	—
Recognition of deferred (gain) loss on commodity contracts sold	5	—	(287)	—
Foreign currency translation adjustment	69	8	128	17

Comprehensive income	$5,586	$8,925	$5,313	$10,496

11. Pension Plan:

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”). The Benefit Plan information is determined on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following (in thousands):

	Three Months Ended		Twelve Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Service cost	$17	$15	$68	$60
Interest cost	7	5	27	21
Expected return on plan assets	(5)	(4)	(19)	(16)
Amortization of net loss	2	1	9	6

Net periodic benefit cost	$21	$17	$85	$71

The Company contributed $60,000 during the twenty-six week period ended January 1, 2005. The Company contributed a total $90,000 to fund its Benefit Plan for the calendar year ended December 31, 2004.

12. Stock Options and Restricted Stock:

On November 23, 2004, the Company granted a restricted stock award under the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan (“Incentive Plan”) of 50,700 shares of the Common Stock of Holdings at an estimated fair value of $699,000, with a vesting period of three years. The Company estimated the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA which is subject to the completion of a third party appraisal. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

On November 23, 2004, Dairy Farmers of America, Inc. (“DFA”) was issued 1,048,091 shares of Common Stock of Holdings to DFA (“DFA Transaction”), representing approximately 44% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million into the Company and transferred ownership of a manufacturing plant in El Paso, Texas (the “Texas Plant”) with an appraised value of $4.5 million. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6.0 million for 150 shares of a new series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company will use the majority of these proceeds to refurbish the Plant (“El Paso Project”) and expand the Texas Plant’s capabilities into processing sweetened and condensed milk

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot Company (“Milnot”) (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a manufacturer of sweetened condensed and evaporated milk products. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17.0 million, subject to adjustment pursuant to the Stock Purchase Agreement. The form of payment included (i) cash in the amount of $15.0 million and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2.0 million (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with monies received from DFA as described in the Liquidity and Capital Resource section and additional borrowings under the Company’s Revolving Financing Facility.

On December 10, 2004, the Company announced its plan to close its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) by the end of April 2005 (“Plant Closure”). Future production will be shifted to the Texas Plant, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2.6 million in the quarterly period ended January 1, 2005 for the production assets at the PA Plant. The employee costs, including benefits and severance for the 89 employees, are expected to be approximately $1.2 million, and will be expensed ratably over the future service period. In accordance with the provision of Statement of Financial Accounting Standards (‘SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” these costs have not been recognized during the quarter as the agreement with the bargaining unit employees was signed in January 2005.

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen and twenty-six week periods ended January 1, 2005 and the fourteen and twenty-seven week periods ended January 3, 2004 of Eagle Family Foods Holdings, Inc. and its subsidiaries. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The discussion and analysis of the Company’s financial condition and results of operations relates to the business exclusive of the powdered non-dairy creamer business (“Non-Dairy Creamer Business”) unless otherwise described. On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC its Non-Dairy Creamer Business and related assets, including inventory (“Non Dairy Creamer Sale”). In accordance with the provisions of the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business have been classified as discontinued operations and the results of operations for the period have been reclassified.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen and twenty-six week periods ended January 1, 2005 and the fourteen and twenty-seven week periods ended January 3, 2004.

	Results of Operations
	Thirteen Week Period Ended January 1, 2005	Fourteen Week Period Ended January 3, 2004	Twenty-Six Week Period Ended January 1, 2005	Twenty-Seven Week Period Ended January 3, 2004
		(unaudited)		(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.2	56.5	62.6	57.4

Gross margin	37.8	43.5	37.4	42.6
Distribution expense	5.2	4.3	6.1	5.3
Marketing expense	7.8	9.0	8.6	9.2
General and administrative expense	2.6	4.1	3.3	5.0
Impairment charge on plant closure	4.6	—	2.9	—

Operating income	17.6%	26.1%	16.5%	23.1%

Results of Operations

Thirteen Week Period ended January 1, 2005 (“second quarter 2005”) and Fourteen Week Period ended January 3, 2004 (“second quarter 2004”) (Unaudited)

Net Sales. The Company’s net sales for second quarter 2005 were $57.3 million as compared to $51.3 million for second quarter 2004, an increase of $6.0 million, or 11.7%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for second quarter 2005 and second quarter 2004 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Second Quarter 2005	Percentage of Net Sales	Net Sales Second Quarter 2004	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$51.1	89.2%	$44.0	85.8%
Niche brand products	Borden, None Such and Kava	6.2	10.8	7.3	14.2

Total net sales		$57.3	100.0%	$51.3	100.0%

Net sales of the canned milk product line increased by $7.1 million in second quarter 2005 as compared to first quarter 2004. This was primarily due to an increase in sales volume of premium dessert kits. The dessert kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes and were launched by the Company in its fiscal year ended July 3, 2004.

Cost of Goods Sold. Cost of goods sold was $35.6 million for second quarter 2005 as compared to $29.0 million for second quarter 2004, an increase of $6.6 million, or 22.8%. Expressed as a percentage of net sales, cost of goods sold for second quarter 2005 increased to 62.2% from 56.5% for second quarter 2004. The increase in cost of goods sold is primarily due to the change in the sales mix to products with a higher production costs, primarily the premium dessert kits, and due to higher raw material costs.

Distribution Expense. Distribution expense was $3.0 million for second quarter 2005 as compared to $2.2 million for second quarter 2004, an increase of $0.8 million, or 36.4%. Expressed as a percentage of net sales, distribution expense for second quarter 2005 increased to 5.2% from 4.3% for second quarter 2004. The increase in distribution expense was primarily due to higher freight costs due to higher fuel surcharges and premium fees charged to obtain carriers to ensure customer deliveries when demand for trucks nationally was high, and due to higher distribution costs associated with the increased sales volume of the premium dessert kits.

Marketing Expense. Marketing expense was $4.5 million for second quarter 2005 as compared to $4.6 million for second quarter 2004, a decrease of $0.1 million, or 2.2%. Expressed as a percentage of net sales, marketing expense for second quarter 2005 decreased to 7.8% from 9.0% for second quarter 2004. The Company supported its growth in the premium dessert kits with marketing programs, offsetting this increased cost with reduced marketing expenditures for its other product lines.

General and Administrative (“G&A”) Expense. G&A expense was $1.5 million for second quarter 2005 as compared to $2.1 million for second quarter 2004, a decrease of $0.6 million, or 28.6%. Expressed as a percentage of net sales, G&A expense for second quarter 2005 decreased to 2.6% from 4.1% for second quarter 2004. The decrease is primarily the result of lower depreciation as certain computer software and systems have been fully depreciated.

Impairment charge on plant closure. Because of the pending Plant Closure, the Company recorded an impairment charge of $2.6 million for the production assets at its PA Plant in second quarter 2005.

Operating Income. Operating income was $10.1 million for second quarter 2005 as compared to $13.4 million for second quarter 2004, a decrease of $3.3 million, or 24.6%. Expressed as a percentage of net sales, operating income for second quarter 2005 decreased to 17.6% from 26.1% for second quarter 2004. The decrease was due to the impairment charge because of the pending Plant Closure, the change in sales mix to products with a higher production cost and increased raw material costs for the base business.

Interest Expense. Net interest expense was $4.6 million for second quarter 2005 as compared to $3.8 million for second quarter 2004, an increase of $0.8 million, or 21.1%. The increase in interest expense was due to a higher average interest rate of 10.93% in second quarter 2005 as compared to an average interest rate of 8.74% in second quarter 2004. The average debt balance in second quarter 2005 was $168.5 million as compared $181.8 million in second quarter 2004.

Income Taxes. The Company recorded minimal state and local income tax expense in second quarter 2005 and second quarter 2004. The Company was able to use its net operating loss carryforwards in the current periods.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $0.4 million for second quarter 2004. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods.

Loss on Disposal of Discontinued Operations. In second quarter 2004, the Company recorded a loss of $1.1 million from the Non-Dairy Creamer Sale.

Twenty-Six Week Period ended January 1, 2005 (“first half 2005”) and Twenty-Seven Week Period ended January 3, 2004 (“first half 2004”) (Unaudited)

Net Sales. The Company’s net sales for first half 2005 were $89.5 million as compared to $79.4 million for first half 2004, an increase of $10.1 million, or 12.7%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first half 2005 and first half 2004 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Half 2005	Percentage of Net Sales	Net Sales First Half 2004	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$80.9	90.4%	$69.8	87.9%
Niche brand products	Borden, None Such and Kava	8.6	9.6	9.6	12.1

Total net sales		$89.5	100.0%	$79.4	100.0%

The increase in canned milk net sales of $11.1 million is primarily due to an increase in sales volume of premium dessert kits. The dessert kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes and were launched by the Company in its fiscal year ended July 3, 2004. In addition, the Company had increased sales volume of the private label sweetened condensed milk and evaporated milk.

Cost of Goods Sold. Cost of goods sold was $56.0 million for first half 2005 as compared to $45.6 million for first half 2004, an increase of $10.4 million, or 22.8%. Expressed as a percentage of net sales, cost of goods sold for first half 2005 increased to 62.6% from 57.4% for first half 2004. The increase in cost of goods sold is primarily due to the change in the sales mix to products with higher production costs, primarily the premium dessert kits, and due to higher raw material costs.

Distribution Expense. Distribution expense was $5.4 million for first half 2005 as compared to $4.2 million for first half 2004, an increase of $1.2 million, or 28.6%. Expressed as a percentage of net sales, distribution expense for first half 2005 increased to 6.1% from 5.3% for first half 2004. The increase in distribution expense was primarily due to higher warehousing and freight costs, in part associated with the increased sales volume of the premium dessert kits.

Marketing Expense. Marketing expense was $7.7 million for first half 2005 as compared to $7.3 million for first half 2004, an increase of $0.4 million, or 5.5%. Expressed as a percentage of net sales, marketing expense for first half 2005 decreased to 8.6% from 9.2% for first half 2004. The Company supported its growth in the premium dessert kits with marketing programs, offsetting these costs with reduced marketing expenditures for its other product lines.

General and Administrative Expense. G&A expense was $2.9 million for first half 2005 as compared to $4.0 million for first half 2004, a decrease of $1.1 million, or 27.5%. Expressed as a percentage of net sales, G&A expense for first half 2005 was 3.3% as compared to 5.0% for first half 2004. The decrease is primarily the result of lower depreciation as certain computer software and systems have been fully depreciated.

Impairment charge on plant closure. Because of the pending Plant Closure, the Company recorded an impairment charge of $2.6 million for the production assets at its PA Plant in first half 2005.

Operating Income. Operating income was $14.9 million for first half 2005 as compared to operating income of $18.3 million for first half 2004, a decrease of $3.4 million, or 18.6%. Expressed as a percentage of net sales, operating income for first half 2005 decreased to 16.5% from 23.1% for first half 2004. The decrease in operating income was due to the impairment charge because of the pending Plant Closure, change in sales mix to products with a higher production cost, investments in development and promotion of the premium dessert kits, and increased raw material costs for the base business.

Interest Expense. Net interest expense was $9.5 million for first half 2005 as compared to net interest expense of $7.7 million for first half 2004, an increase of $1.8 million. The increase in interest expense was due to a higher average interest rate of 10.54% in first half 2005 as compared to an average interest rate of 8.44% in first half 2004. The average debt balance in first half 2005 was $180.9 million as compared $190.8 million in first half 2004.

Income Taxes. The Company recorded income tax expense of less than $0.1 million for first half 2005 and first half 2004. Such expense resulted from estimated state and local income taxes. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until such time that sufficient positive evidence exists to support realization of these tax assets. The Company was able to use its net operating loss carryforwards in the current periods. The Company recorded minimal state and local income tax expense in first half 2005 and first half 2004.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $0.6 million for first half 2004. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods.

Loss on Disposal of Discontinued Operations. In first half 2004, the Company recorded a loss of $1.1 million for the Non-Dairy Creamer Sale.

Liquidity and Capital Resources

The Company’s borrowing requirements are sourced primarily through its Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63.0 million until December 31, 2005, thereafter until maturity not to exceed $53.0 million. As of July 3, 2004, the borrowing under Revolver A was $15.7 million, and as of January 1, 2005 and July 3, 2004, the borrowings under Revolver B were $24.5 and $55.0 million, respectively.

The amendments to the Financing Agreement occurring during the Company’s fiscal year were as follows. On September 20, 2004, the Company entered into a First Amendment to the Financing Agreement that temporarily increased the principal amount available for borrowing under Revolver A from $27.0 million to $30.0 million through and including November 3, 2004. On November 23, 2004 the Company entered into a Second Amendment to the Financing Agreement which, among other things, (i) temporarily increased the credit commitment under the Revolving B loan to $63.0 million beginning on January 1, 2005 until and including December 31, 2005, (ii) expressly permitted the acquisition by the Company of Texas Plant, (iii) expressly permitted the issuance of shares by Holdings of its capital stock of DFA, and/or one or more of its affiliates and (iv) amended the financial covenants to, among other things, account for the inclusion of the Texas Plant in the Company’s business. On December 23, 2004, the Company entered into a Third Amendment to the Financing Agreement which, among other things, (i) increased the Revolving A Credit Commitment to $40.0 million, (ii) consented to the Milnot Acquisition, (iii) allowed for the issuance by Eagle of the DFA Note and the Milnot Note, as described below, and (iv) amended the financial covenants to include the impact of the inclusion of Milnot in the Company’s business.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by December 31 of each of the next three years. The principal amount as of December 31, 2004 was to be less than $34.7 million. The Company met this requirement. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of DFA for the aggregate principal amount of $12.0 million (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”). Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The Acquisition Notes accelerates upon an Event of Default which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof; within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing

Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank on parity with Eagle’s 8 3/4% Senior Subordinated Notes due 2008 (“Senior Notes”).

In accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables,” the Company recorded the Milnot and DFA Notes at the present value using the Company’s current interest rate for long-term borrowings. The purchase price of the Milnot Acquisition has been adjusted by $0.4 million for the discount on the Milnot Note. The DFA Note is from a significant shareholder, and therefore the discount of $2.3 million has been credited to additional paid in capital. The discount costs are amortized over the life of the Acquisition Notes, using the interest method.

Interest payments on the Company’s $115 million of Senior Notes and DFA Note, and interest and principal payments under the Revolving Financing Facility represent significant cash requirements for the Company. Borrowings under the Revolving Financing Facility bear interest at floating rates and require interest payments monthly.

In addition, the Company’s liquidity requirements include capital expenditures and changes in working capital. The Company had capital expenditures of $2.0 million in second quarter 2005, of which $1.6 million related to the El Paso Project. The Company expects to spend approximately $15.0 million on the El Paso Project and approximately $1.0 on other capital expenditures. As mentioned above, the El Paso Project is supported by the investment from DFA and Mid-Am. The Company’s remaining sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash from operating activities was $34.7 million and $33.6 million in first half 2005 and first half 2004, respectively, an increase of $1.1 million. This increase is primarily due the increase in sales volume related to the premium dessert kit product offered to the retail market.

Cash used in investing activities in first half 2005 was $16.3 million and cash from investing activities in first half 2004 was $11.7 million. The Company purchased Milnot in first half 2005 for a net cash price of $14.3 million and in first half 2004 received $12.2 million for the Non-Dairy Creamer Sale.

Cash used in financing activities was $19.1 million and $39.9 million in first half 2005 and first half 2004, respectively, a decrease of $20.8 million. As described above, the Company received $15.7 million, net of cash charges from DFA and Mid-Am in exchange for an equity investment in the Company, and $12.0 million in a form of a loan from DFA to purchase Milnot.

As of February 6, 2005, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes.

Commitments and Contingencies

The Company may enter into long-term contracts for the purchase of certain raw materials. At January 1, 2005, the Company has a five year milk supply agreement with DFA. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severance payments and include non-compete and non-solicitation provisions.

The following table lists the Company’s commitments and contingencies at January 1, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$129,000	$—	$14,000	$115,000	$—
Revolving financing obligations	24,504	24,504	—	—	—
Operating lease obligations	2,062	751	805	371	135
Purchase obligations	42,220	19,069	11,217	11,934	—

Total	$197,786	$44,324	$26,022	$127,305	$135

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet. The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred. The maturity date of the Revolving Financing Facility is March 23, 2007.

Redeemable Preferred Stock

In November 2004, Holdings effected a recapitalization of its existing Common Stock, Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”) and Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) (the “Recapitalization”). In order to effect the Recapitalization, Holdings (i) amended its Amended and Restated Certificate of Incorporation (as amended on November 23, 2004 (the “Certification of Incorporation”), to provide for (A) an increase in the authorized shares of Common Stock from 1.2 million to 2.8 million and (B) authorization of its Series I Preferred Stock and ii) entered into Contribution and Exchange Agreements (together, the “Contribution and Exchange Agreements”) with its existing equity holders (the “Existing Stockholders”), Warburg, GEI and Mr. Craig A. Steinke, Chief Executive Officer, Chief Financial Officer and President of Holdings pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The estimated fair value of Common Stock exchanged was $5.3 million and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172.3 million. The resulting extinguishment gain of $167.1 million has been reflected as an adjustment to accumulated deficit. The Company estimated the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA which is subject to the completion of a third party appraisal. Upon completion of this appraisal, the Company may adjust the estimated fair values assigned to Common Stock and the extinguishment gain.

Series I Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value of Series I Preferred Stock plus all dividends accrued and unpaid thereon upon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 45% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its Revolving Financing Facility in that period.

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of January 1, 2005, the outstanding indebtedness was $153.5 million, with maturities of $24.5 million in fiscal year 2007 on the Revolving Financing Facility and $129 million in fiscal year 2008 on the Senior Notes and Acquisition Notes. This substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company to satisfy its obligations to creditors, including holders of its Senior Notes and Acquisition Notes, who could upon default require the Company to accelerate principal and interest payments;

•	limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, the sales growth, research and development costs or other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and in the industry in which the Company operates;

•	increase the vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	place the Company at a disadvantage compared to its competitors that have less debt; and

•	expose the Company to risks inherent in interest rate fluctuations because some of the indebtedness bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates.

Any of the above listed factors could have a material adverse affect on the Company’s business and results of operations and its ability to meet its obligations.

The Financing Agreement governing the Revolving Financing Facility restricts management’s discretion in operating the Company’s business. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Financing Agreement requires the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which will reduce the cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes. In addition, the Financing Agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The Financing Agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions and make capital expenditures.

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

The Company uses milk as a major ingredient in its sweetened condensed milk and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing future contracts, the Company tries to establish a known price for future milk purchases in order to protect against fluctuating milk prices. The class of milk procured for the production of canned milk was changed, and this new class does not have an active commodity future contract market traded on the Chicago Mercantile Exchange. Therefore, if milk prices continue to rise and the Company is not able or does not secure lower priced milk future contracts, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. Eagle entered into a long term milk supply agreement in which DFA will supply raw milk, on an ongoing basis, to the Texas Plant to manufacture canned milk.

The Company manufactures all of its U. S. canned milk at three facilities and is dependent on such facilities for production. The Company manufactures sweetened condensed milk for the U.S. markets at the Wellsboro, PA and Starkville, MS facilities, and effective December 23, 2004, manufactures sweetened condensed milk and evaporated milk at Seneca, MO. These facilities are subject to the normal hazards that could result in any material damage to any such facility. Damage to the facilities, or prolonged interruption in the operations of the facilities for repairs or other reasons, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company announced the closure of the Wellsboro, PA facility. The Company has negotiated with the union to continue to manufacture products through April 2005. Any operational disruptions or reduction of staffing could adversely affect the Company’s business, financial condition, and results of operations.

The Company is refurbishing the Texas Plant and expanding its capabilities into processing sweetened condensed milk. The Texas Plant is expected to be operational by early September 2005. The refurbishment of the Texas Plant is dependent upon third-party engineering and consulting knowledge and direction, obtaining appropriate construction and builder personnel, receipt of equipment and other building material on a timely basis, and obtaining proper permits. There can be no assurance that the refurbishment may result in quality issues or delays in production or shipment to customers. Any of the above mentioned factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

While the Company believes that the refurbishment will result in the Company obtaining more competitive position in the canned milk business and should increase gross profits and reduce operating costs, there can be no assurance that the Company will succeed in achieving these goals.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost, and are depreciated on a straight-line method over the estimated useful lives of the assets. Changes in circumstances, such as technological advances or changes to the Company’s capital strategy, can result in the actual lives or carrying value differing from the Company’s estimates. The Company reviews the value of its long-lived assets for impairment whenever such events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss will be recognized whenever evidence exists that the carrying value is not recoverable.

Goodwill and Intangible Assets. Intangible assets are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriately. In accordance with SFAS 142, the Company reviews indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The fair value of the indefinite-lived trade names is determined using a royalty savings methodology and discounted cash flows. The fair value of goodwill is determined using estimated future discounted cash flow earnings and market valuations based on these cash flow earnings. The fair value of covenant not to compete agreements are determined as the difference in estimated future discounted cash flow earnings with and without the agreement, and are amortized over the contractual life.

Notes Payable. The Company assesses the relative fair value of any note arrangement in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables.”

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Costs Associated with Exit or Disposal Activities. In establishing accruals for restructuring costs associated with exit or disposal activities, the Company measures the liability at fair value in the period in which the liability is incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Additionally, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived

Assets,” long-lived assets are evaluated for impairment, which involves the use of estimates to calculate fair value, future cash flows and costs to sell. These estimates are reviewed by management at each reporting period and are adjusted for current facts and circumstances.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at January 1, 2005 and that were sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2005	2006	2007	2008	Balance at January 1, 2004	Fair Value
Liabilities
Fixed rate				$115,000	$115,000	$88,550
Average interest rate				8.750%	8.750%
Variable rate	$24,504	$ —	$—	$14,000	$38,504	$38,504
Average interest rate	12.420%			4.420%	9.511%

As the table incorporates only the exposures that existed as of January 1, 2005, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.4 million in forecasted interest expense. A portion of the Company’s variable rate liability has a stated maturity date of March 23, 2007. In accordance with generally accepted accounting principles, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 7 of the financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. As of January 1, 2005, the Company had purchased 28 milk futures contracts, which settle during various months through April 2005, at a cost and current market value of $0.7 million. The aggregate market value will increase or decrease based on the future milk prices. In addition, the Company has less than $0.1 million of deferred gain on contracts sold prior to the contracts’ settlement dates. The gain will be recognized at the time the original contracts would have matured.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of January 1, 2005, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

EAGLE FAMILY FOODS HOLDINGS, INC.
EAGLE FAMILY FOODS, INC.

By:	/s/ Craig Steinke
President, Chief Executive Officer and Chief Financial Officer

Date: February 15, 2005