Form 10-Q
period 2005-04-02
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2005-05-16
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

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

As of May 16, 2005, there were 2,437,422 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Page
Part I - Financial Information

Item 1. Financial Statements

Eagle Family Foods Holdings, Inc.

Consolidated Statements of (Loss) Income for the thirteen and thirty-nine week periods ended April 2, 2005 and the thirteen and forty week periods ended April 3, 2004	3

Consolidated Balance Sheets as of April 2, 2005 and July 3, 2004	4

Consolidated Statement of Changes in Stockholders’ Deficit for the thirty-nine week period ended April 2, 2005	5

Consolidated Statements of Cash Flows for the thirty-nine week period ended April 2, 2005 and forty week period ended April 3, 2004	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

Part II – Other Information

Item 6. Exhibits	31

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of (Loss) Income

(Dollars in Thousands)

(Unaudited)

	Thirteen-Week Period Ended		Thirty-Nine Week Period Ended April 2, 2005	Forty Week Period Ended April, 3, 2004
	April 2, 2005	April 3, 2004
Sales, before marketing allowance	$31,181	$18,134	$140,610	$115,758
Marketing allowance	3,197	2,622	23,143	20,829

Net sales	27,984	15,512	117,467	94,929
Cost of goods sold	22,541	12,381	78,516	57,973

Gross margin	5,443	3,131	38,951	36,956

Distribution expense	2,620	1,351	8,044	5,578
Marketing expense	2,495	1,977	10,155	9,314
General and administrative expense	1,775	1,612	4,693	5,604
Plant closure costs	599	—	599	—
Amortization of intangible assets	63	—	63	—
Impairment charge on plant closure	—	—	2,612	—
Due diligence and other costs	—	1,516	—	1,516

Operating income(loss)	(2,109)	(3,325)	12,785	14,944
Net interest expense	4,879	3,631	14,415	11,369
Costs related to refinancing	—	1,310	—	1,310

Income (loss) before income taxes from continuing operations	(6,988)	(8,266)	(1,630)	2,265
Income tax expense	4	45	19	109

Income (loss) from continuing operations	(6,992)	(8,311)	(1,649)	2,156
Income from discontinued operations	—	—	—	610
Loss on disposal of discontinued operations	—	—	—	(1,097)

Loss from disposal of discontinued operations	—	—	—	(487)

Net (loss) income	(6,992)	(8,311)	(1,649)	1,669
Preferred stock dividends	215	—	215	—

Net (loss) income attributable to common stockholders	$(7,207)	$(8,311)	$(1,864)	$1,669

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	April 2, 2005	July 3, 2004
Assets
Current assets
Cash and cash equivalents	$2,229	$2,030
Accounts receivable, net	10,706	8,075
Inventories	33,248	33,298
Other current assets	576	1,634

Total current assets	46,759	45,037
Property and equipment, net	12,648	3,960
Goodwill	65,764	61,047
Other intangible assets	35,724	33,783
Other non-current assets	3,935	4,547

Total assets	$164,830	$148,374

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$51,456	$70,688
Accounts payable	10,561	7,093
Other accrued liabilities	8,710	5,904
Accrued interest	2,229	4,907

Total current liabilities	72,956	88,592

Long-term debt	126,546	115,000

Commitments and contingencies

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding at redemption value	—	152,518
Treasury stock, 10,962 shares at cost	—	(1,382)

Series A preferred stock, net	—	151,136
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding at redemption value	—	15,769
Series I preferred stock, $0.01 par value, 150 shares issued and outstanding	5,214	—

Total redeemable preferred stock	5,214	166,905

Stockholders’ deficit
Common stock $0.01 par value, 2,750,000 shares authorized, 2,437,422 and 957,235 shares issued and outstanding, respectively	24	10
Additional paid-in capital	25,627	958
Accumulated deficit	(64,827)	(223,445)
Unearned compensation	(759)	—
Accumulated other comprehensive income	49	354

Total stockholders’ deficit	(39,886)	(222,123)

Total liabilities and stockholders’ deficit	$164,830	$148,374

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statement of Changes in Stockholders’ Deficit

For the Thirty-Nine Week Period Ended April 2, 2005

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balance, July 3, 2004	$10	$958	$(223,445)	$—	$354	$(222,123)
Net loss	—	—	(1,649)	—	—	(1,649)
Preferred stock dividends	—	—	(5,651)	—	—	(5,651)
Issuance of common stock	10	15,091	—	—	—	15,101
Extinguishment of preferred stock	4	6,421	165,918	—	—	172,343
Discount on notes payable	—	2,304	—	—	—	2,304
Issuance of restricted common stock	—	853	—	(853)	—	—
Amortization of unearned compensation	—	—	—	94	—	94
Other comprehensive income:
Change in fair value of commodities	—	—	—	—	117	117
Minimum pension liability					(197)	(197)
Deferred gain on commodity contracts sold	—	—	—	—	23	23
Recognition of deferred gain on commodity contracts sold	—	—	—	—	(354)	(354)
Foreign currency translation adjustment	—	—	—	—	106	106

Balance, April 2, 2005	$24	$25,627	$(64,827)	$(759)	$49	$(39,886)

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirty-Nine Week Period Ended April 2, 2005	Forty Week Period Ended April 3, 2004
Cash flows from operating activities:
Net (loss) income	$(1,649)	$1,669
Adjustments to reconcile net (loss) income to cash from operating activities:
Depreciation and amortization	1,322	2,156
Amortization of deferred financing costs	1,271	1,104
Impairment charge on plant closure	2,612	—
Write-off of deferred financing costs	—	1,273
Loss on disposal of discontinued operations	—	1,097
Net change in assets and liabilities:
Accounts receivable, net	2,941	1,065
Inventories	3,569	10,903
Accounts payable	292	1,825
Other assets	282	(2,314)
Other liabilities	(927)	2,259

Cash from operating activities	9,713	21,037

Cash (used in) from investing activities:
Capital expenditures	(3,648)	(634)
Payment for purchase of company	(13,722)	—
Proceeds from sale of discontinued operations	—	12,201

Cash (used in) from investing activities	(17,370)	11,567

Cash from (used in) financing activities
Proceeds from revolver	110,485	52,504
Payments under revolving credit facility	(129,717)	(58,600)
Proceeds from borrowing	12,000	—
Proceeds from sale of common stock, net of expenses	9,751	—
Proceeds from sale of preferred stock, net of expenses	5,897	—
Other financing costs	(659)	(2,905)
Payment under term loan facility	—	(52,252)
Borrowings under revolving credit facility	—	32,600

Cash from (used in) financing activities	7,757	(28,653)

Effect of exchange rate changes on cash	99	59

Increase in cash and cash equivalents	199	4,010
Cash and cash equivalents at beginning of period	2,030	1,616

Cash and cash equivalents at end of period	$2,229	$5,626

Supplemental disclosure:
Non-cash financing activities including dividends accrued on redeemable preferred stock	$5,651	$11,793

Note payable received in purchase of company	$2,000	$—

Common stock exchanged for property, plant and equipment	$4,450	$—

The accompanying notes are an integral part of these consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

1. Basis of Presentation:

The accompanying financial statements as of April 2, 2005 and July 3, 2004 and for the thirteen and thirty-nine week periods ended April 2, 2005 and the thirteen and forty week periods ended April 3, 2004 present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s Consolidated Financial Statements since December 23, 2004. Eagle, Holdings, and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The financial statements as of April 2, 2005 and for the thirteen and thirty-nine week periods ended April 2, 2005 and the thirteen and forty week periods ended April 3, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 3, 2004. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

2. Recently Issued Accounting Standards:

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the effect the adoption of this statement will have on the consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2007, beginning July 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The Company is evaluating the effect the adoption of this statement will have on the consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is evaluating the effect the adoption of this statement will have on the consolidated financial position or results of operations.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the effect the adoption of this statement will have on the consolidated results of operations and financial condition, but does not expect SFAS 151 to have a material impact.

3. Investment and Acquisition Activities:

On November 23, 2004, Dairy Farmers of America, Inc. (“DFA”) was issued 1,048,091 shares of Common Stock of Holdings (“DFA Transaction”), representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10,000,000 into the Company and transferred ownership of a manufacturing plant in El Paso, Texas (the “Texas Plant”) with an appraised value of $4,450,000. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6,000,000 for 150 shares of a new series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company will use the majority of these proceeds to refurbish the Texas Plant and expand the Texas Plant’s capabilities into processing sweetened condensed and evaporated milk.

Based upon an independent appraisal, the Company adjusted its value of Series I Preferred Stock to $5,100,000, less an allocation of cost of issuance. The Company has recorded the value of the common stock issued to DFA at $17,654,000, including the discount on the DFA Note (see Note 8 to the Financial Statements) and less an allocation of cost of issuance. The common stock purchased by DFA is valued on the cash consideration received, the appraised value of the plant received by the Company, and the excess of cash consideration received by Company for the Series I Preferred Stock over the appraised value of the Series I Preferred Stock.

Eagle entered into a five year milk supply agreement in which DFA will supply raw milk, on an ongoing basis, to the Texas Plant to manufacture canned milk. In addition, Eagle entered into a tolling agreement, in which the Company from time to time will process raw milk supplied by DFA into condensed milk or dry milk powder. As stated in the tolling agreement, the Company will not purchase the raw milk but will process the milk to a condensed milk or dry milk powder form for a processing fee.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a manufacturer of sweetened condensed and evaporated milk products. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17,000,000, subject to a working capital adjustment of $1,801,000. The form of payment included (i) cash in the amount of $15,000,000, adjusted for the working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2,000,000 (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with the proceeds of the DFA Note and additional borrowings under the Company’s Revolving Financing Facility.

This acquisition was accounted for by the purchase method of accounting. Accordingly, the Company has estimated the fair value of assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition have been included in the statement of financial position of the Company. The Company has recorded the value of the property, plant and equipment based on the valuation provided by an independent third party appraiser.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

The components and allocation of the purchase price were as follows (in thousands):

Components of purchase price	As of December 23, 2004
Cash paid	$15,000
Working capital adjustment	(1,801)
Subordinated promissory note, net of discount	1,629
Transaction costs	204

Net assets acquired	$15,032

Allocation of purchase price	As of December 23, 2004
Current assets	$7,903
Property, plant and equipment	4,143
Goodwill	4,717
Other intangible assets	2,004

Total assets acquired	18,767
Current liabilities assumed	3,735

Net assets acquired	$15,032

The following pro forma information presents the consolidated results of operations of the Company and Milnot for the thirty-nine week period ended April 2, 2005 and forty week period ended April 3, 2004 as if the acquisition occurred at the beginning of each period. Income (loss) from continuing operations was adjusted to reflect the depreciation expense of the appraised value of property, plant and equipment, the amortization expense of the fair value of intangible assets, and the interest expense on debt incurred for the acquisition. A 1/8% variance in interest rate would have caused a variance of approximately $17,500 in the pro forma amount. The pro forma results have been prepared for illustrative purposes and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results that may occur in the future. Pro forma net sales and income from continuing operations were as follows (in thousands):

	Thirty-Nine Week Period Ended April 2, 2005	Forty Week Period Ended April 3, 2004
Net sales	$153,006	$134,447

Income (loss) from continuing operations	$(1,457)	$707

4. Divestiture Activities:

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business for the forty week period ended April 3, 2004 have been classified as discontinued operations and the results of operations for that period have been reclassified. Interest expense related to the principal of the term loan repaid from the proceeds of the Non-Dairy Creamer Sale has been allocated to discontinued operations.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

The result of operations of the discontinued business was as follows (in thousands):

Forty Week Period Ended April 3, 2004
Net sales	$7,368

Operating income	$923
Interest expense	313

Income from discontinued operations	$610

On December 10, 2004, the Company announced its plan to close its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) by the end of April 2005 (“Plant Closure”). The PA Plant’s last day of production occurred on April 30, 2005. Future production will be shifted to the Texas Plant, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2,612,000 in the quarterly period ended January 1, 2005 for the production assets at the PA Plant. The employee costs, including benefits and severance for the 89 employees, are expected to be approximately $1,200,000, and will be expensed ratably over the future service period. An amount of $599,000 was recorded as plant closure costs during the quarterly period ended April 2, 2005.

5. Inventories:

Inventories are stated at the lower of cost or market at April 2, 2005 and July 3, 2004 and consisted of the following (in thousands):

	April 2, 2005	July 3, 2004
Finished goods	$28,872	$31,342
Raw materials	4,376	1,956

Total inventories	$33,248	$33,298

6. Property and Equipment:

Property and equipment is recorded at cost at April 2, 2005 and July 3, 2004 and consisted of the following (in thousands):

	April 2, 2005	July 3, 2004
Land	$786	$355
Buildings and improvements	7,093	3,575
Machinery and equipment	18,015	13,147
Computer equipment and software	11,273	11,033
Construction in progress	3,261	110

Total property and equipment	40,428	28,220
Accumulated depreciation	(27,780)	(24,260)

Property and equipment, net	$12,648	$3,960

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

7. Goodwill and Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen-week period ended October 2, 2004, and determined there was no impairment. There have been no facts or circumstances that would affect that determination as of April 2, 2005.

In association with the Milnot acquisition, the Company recorded $4,717,000 for goodwill based on the estimated fair value of assets acquired and liabilities assumed, $1,260,000 for a covenant not to compete agreement for which the fair value was determined based on the difference in estimated future discounted cash flow earnings with and without the agreement, and $744,000 for trademarks for which the value was based on a royalty savings methodology. Amortization expense was $63,000 for the quarter and year to date ended April 2, 2005.

Other intangible assets consisted of the following (in thousands):

	April 2, 2005			July 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$63	$1,197	$—
Intangible assets not subject to amortization:
Tradenames			34,527	33,783

Total other intangible assets			$35,724	$33,783

The estimated amortization expense is $126,000 for fiscal year 2005, $252,000 for fiscal years 2006 through 2008, and $126,000 for fiscal year 2010.

8. Debt:

Debt consisted of the following (in thousands):

	April 2, 2005	July 3, 2004
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	51,456	70,688
Subordinated promissory notes due November 1, 2007	14,000	—
Unamortized discount on subordinated promissory notes	(2,454)	—

Total debt	178,002	185,688
Less revolving financing facility	(51,456)	(70,688)

Long-term debt	$126,546	$115,000

The Company is the borrower under a financing agreement (the “Financing Agreement’), dated March 23, 2004, as amended by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Capital Finance, an administrative agent for the Lenders. The Financing Agreement provides for a secured Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40,000,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000,000, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000,000, until December 31, 2005, thereafter until maturity not to exceed $53,000,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of April 3, 2005, the maximum available borrowing

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

base on Revolver A was $21,886,000, of which no borrowings were outstanding. As of July 3, 2004, the borrowings under Revolver A were $15,688,000, and as of April 2, 2005 and July 3, 2004, the borrowings under Revolver B were $51,456,000 and $55,000,000, respectively. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s fiscal year were as follows. On September 20, 2004, the Company entered into a First Amendment to the Financing Agreement that temporarily increased the principal amount available for borrowing under Revolver A from $27,000,000 to $30,000,000 through and including November 3, 2004. On November 23, 2004 the Company entered into a Second Amendment to the Financing Agreement which, among other things, (i) temporarily increased the credit commitment under the Revolving B loan to $63,000,000 beginning on January 1, 2005 until and including December 31, 2005, (ii) expressly permitted the acquisition by the Company of the Texas Plant, (iii) expressly permitted the issuance of shares by Holdings of its capital stock of DFA, and/or one or more of its affiliates and (iv) amended the financial covenants to, among other things, account for the inclusion of the Texas Plant in the Company’s business. On December 23, 2004, the Company entered into a Third Amendment to the Financing Agreement which, among other things, (i) increased the Revolving A Credit Commitment to $40,000,000, (ii) consented to the Milnot Acquisition, (iii) allowed for the issuance by Eagle of the DFA Note and the Milnot Note, as described below, and (iv) amended the financial covenants to include the impact of the inclusion of Milnot in the Company’s business.

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

As of April 2, 2005, the Company had letters of credit outstanding totaling $1,183,000 under the Revolving Financing Facility, as required by certain insurance policies.

Eagle’s $115,000,000 of 8 3/4% Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008. The Senior Notes bear interest at a rate of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Senior Notes was approximately $95,450,000 and $80,500,000 at April 2, 2005 and July 3, 2004, respectively.

GE Investment Private Placement Partners II, a Limited Partnership (“GEI”), and Warburg, Pincus Ventures, L.P. (“Warburg”), significant shareholders of Holdings, each owned $14,092,000 in aggregate principal amount of Senior Notes as of May 5, 2005. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to that stockholder on the Senior Notes after March 23, 2004.

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of DFA for the aggregate principal amount of $12,000,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued the Milnot Note, each in connection with the Milnot

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company ( as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The Acquisition Notes accelerate upon an Event of Default, which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank on parity with Eagle’s Senior Notes.

In accordance with APB Opinion No. 21, “Interest on Receivables and Payables,” the Company recorded the Acquisition Notes at the present value using the Company’s current interest rate for long-term borrowings at the debt issuance date. The purchase price of the Milnot Acquisition has been adjusted by $371,000 for the discount on the Milnot Note. The DFA Note has been discounted by $2,304,000 in conjunction with DFA’s purchase of Holdings’ common stock. The discount is amortized over the term of the Acquisition Notes using the interest method.

9. Income Taxes:

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

10. Redeemable Preferred Stock:

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

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The fair value of Common Stock exchanged was $6,425,000 and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172,343,000. The resulting extinguishment gain of $165,918,000 has been reflected as an adjustment to accumulated deficit. The Company estimated the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

On November 23, 2004, Mid-Am, an affiliate of DFA, invested $6,000,000 into Holdings for 150 shares of Series I Preferred Stock at a par value of $0.01 per share (the “Series I Stated Value”). Based on an independent appraisal, the Company recorded the value of the Series I Preferred Stock at $5,100,000, less an allocation of cost of issuance. The excess of cash received from Mid-Am over the appraised value of the Series I Preferred Stock was recorded as additional paid in capital. The Series I Preferred Stock provides for the accretion of preferential cumulative dividends at an annual rate of 10%, compounded quarterly to a liquidation value. Dividends are payable as declared by the Holdings’ Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the “Common Stock”).

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

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

Cumulative accrued dividends on the Series A Preferred Stock and Series B Preferred Stock totaled $76,712,000 at July 3, 2004. Cumulative accrued dividends on the Series I Preferred Stock were $215,000 as of April 2, 2005. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit.

11. Comprehensive (Loss) Income :

The components of other comprehensive (loss) income for the thirteen and thirty-nine week periods ended April 2, 2005 and the thirteen and forty week periods ended April 3, 2004 consisted of the following (in thousands):

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended April 2, 2005	Forty Week Period Ended April 3, 2004
	April 2, 2005	April 3, 2004
Net (loss) income	$(6,992)	$(8,311)	$(1,649)	$1,669
Other comprehensive (loss) income :
Change in fair value of commodity contracts	11	3,643	117	4,142
Minimum pension liability	(197)	—	(197)	—
Deferred gain on commodity contracts sold	—	—	23	—
Recognition of deferred gain on commodity contracts sold	(67)	—	(354)	—
Foreign currency translation adjustment	(22)	(11)	106	6

Comprehensive (loss) income	$(7,267)	$(4,679)	$(1,954)	$5,817

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Financial Statements

(Unaudited)

12. Pension Plan:

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”). The Benefit Plan information is determined on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2004
Service cost	$19	$17
Interest cost	8	7
Expected return on plan assets	(6)	(5)
Amortization of net loss	4	2

Net periodic benefit cost	$25	$21

The Company expensed $25,000 and $19,000 for the three months ended April 2, 2005 and April 3, 2004, respectively. The Company contributed $90,000 during the thirty-nine week period ended April 2, 2005. The Company contributed a total $90,000 to fund its Benefit Plan for the calendar year ended December 31, 2004. During the three months ended April 2, 2005, the Company recorded $197,000 as an unfunded pension liability with an offset charge to other comprehensive (loss) income.

13. Stock Options and Restricted Stock:

On November 23, 2004, the Company granted a restricted stock award under the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan (“Incentive Plan”) of 50,700 shares of the Common Stock of Holdings a fair value of $853,000, with a vesting period of three years. The Company estimated the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period. The amortized expense for the period ended April 2, 2005 was $94,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

On November 23, 2004, Dairy Farmers of America, Inc. (“DFA”) was issued 1,048,091 shares of Common Stock of Holdings to DFA (“DFA Transaction”), representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million into the Company and transferred ownership of a manufacturing plant in El Paso, Texas (the “Texas Plant”) with an appraised value of $4.5 million. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6.0 million for 150 shares of a new series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company will use the majority of these proceeds to refurbish the Plant (“El Paso Project”) and expand the Texas Plant’s capabilities into processing sweetened condensed and evaporated milk.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot Company (“Milnot”) (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a manufacturer of sweetened condensed and evaporated milk products. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17.0 million, subject to a working capital adjustment. The form of payment included (i) cash in the amount of $15.0 million, reduced by a $1.8 million working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2.0 million (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with monies received from DFA as described in the Liquidity and Capital Resource section and additional borrowings under the Company’s Revolving Financing Facility.

On December 10, 2004, the Company announced its plan to close its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) by the end of April 2005 (“Plant Closure”). The PA Plant’s last day of production occurred on April 30, 2005. Future production will be shifted to the Texas Plant, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2.6 million in the quarterly period ended January 1, 2005 for the production assets at the PA Plant. The employee costs, including benefits and severance for the 89 employees, are expected to be approximately $1.2 million, and will be expensed ratably over the future service period. An amount of $0.6 million was recorded as plant closure costs during the quarterly period ended April 2, 2005.

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen and thirty-nine week periods ended April 2, 2005 and the thirteen and forty week periods ended April 3, 2004 of Eagle Family Foods Holdings, Inc. and its subsidiaries. The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen and thirty-nine week periods ended April 2, 2005 and the thirteen and forty week periods ended April 3, 2004.

	Results of Operations (unaudited)
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended April 2, 2005	Forty Week Period Ended April 3, 2004
	April 2, 2005	April 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.5	79.8	66.8	61.1

Gross margin	19.5	20.2	33.2	38.9
Distribution expense	9.4	8.7	6.8	5.9
Marketing expense	8.9	12.7	8.6	9.8
General and administrative expense	6.3	10.4	4.0	5.9
Plant closure costs	2.1	—	0.5	—
Amortization of intangible assets	0.2	—	0.1	—
Impairment charge on plant closure	—	—	2.2	—
Due diligence and other costs	—	9.8	—	1.6

Operating income	(7.4)%	(21.4)%	11.0%	15.7%

Results of Operations

Thirteen Week Periods ended April 2, 2005 (“third quarter 2005”) and April 3, 2004 (“third quarter 2004”) (Unaudited)

Net Sales. The Company’s net sales for third quarter 2005 were $28.0 million as compared to $15.5 million for third quarter 2004, an increase of $12.5 million, or 80.4%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for third quarter 2005 and third quarter 2004 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Third Quarter 2005	Percentage of Net Sales	Net Sales Third Quarter 2004	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$27.0	96.4%	$14.9	96.1%
Niche brand products	Borden, None Such and Kava	1.0	3.6	0.6	3.9

Total net sales		$28.0	100.0%	$15.5	100.0%

Net sales of the canned milk product line increased by $12.1 million in third quarter 2005 as compared to third quarter 2004. This was primarily due to the increase in sales volume acquired with the Milnot business. In addition, the Company had higher sales volume of its Eagle Brand sweetened condensed milk products as the Company’s customers were buying early for the March 2005 Easter holiday season.

Cost of Goods Sold. Cost of goods sold was $22.5 million for third quarter 2005 as compared to $12.4 million for third quarter 2004, an increase of $10.1 million, or 82.1%. Expressed as a percentage of net sales, cost of goods sold for third quarter 2005 increased to 80.5% from 79.8% for third quarter 2004. The increase in cost of goods sold is primarily due the higher sales volume from the Milnot Acquisition and its Eagle Brand sweetened condensed milk products. The cost of goods sold percentage increased due to the change in the sales mix to products with a higher production costs, primarily the premium dessert kits, and due to higher raw material costs.

Distribution Expense. Distribution expense was $2.6 million for third quarter 2005 as compared to $1.4 million for third quarter 2004, an increase of $1.2 million, or 93.9%. Expressed as a percentage of net sales, distribution expense for third quarter 2005 increased to 9.4% from 8.7% for third quarter 2004. The increase in distribution expense was due to additional costs associated with the Milnot Acquisition, higher costs associated with the build of inventory in anticipation of the Plant Closure, and additional transportation surcharges due to higher fuel costs.

Marketing Expense. Marketing expense was $2.5 million for third quarter 2005 as compared to $2.0 million for third quarter 2004, an increase of $0.5 million, or 26.2%. Expressed as a percentage of net sales, marketing expense for third quarter 2005 decreased to 8.9% from 12.7% for third quarter 2004. The increase in marketing expense is primarily due to the increase in sales volume as discussed above.

General and Administrative (“G&A”) Expense. G&A expense was $1.8 million for third quarter 2005 as compared to $1.6 million for third quarter 2004, an increase of $0.2 million, or 10.1%. Expressed as a percentage of net sales, G&A expense for third quarter 2005 decreased to 6.3% from 10.4% for third quarter 2004.

Plant closure costs. Because of the pending Plant Closure of the PA Plant, the Company recorded severance expense of $0.6 million in third quarter 2005. The severance costs and other related costs will be expensed ratably over the future service period, and may approximate $1.2 million in total.

Amortization of intangible assets. Amortization of intangible assets was less than $0.1 million for third quarter 2005. This represented the amortization of a covenant not to compete recorded for the Milnot Acquisition that will be amortized over five years.

Due Diligence and Other Costs. Due diligence and other costs were $1.5 million for third quarter 2004. The Company recorded a charge of $0.7 million for due diligence costs related to an unsuccessful acquisition attempt, and a charge of $0.8 million for an incentive payment to certain management members for successfully completing the sale of the Non-Dairy Creamer Business.

Operating Income Loss. Operating loss was $2.1 million for third quarter 2005 as compared to an operating loss of $3.3 million for third quarter 2004, a decrease of $1.2 million, or 36.6%. Expressed as a percentage of net sales, operating loss for third quarter 2005 decreased to 7.4% from 21.4% for third quarter 2004. The decrease was due to having no costs in third quarter 2005 for the due diligence and other costs noted above, the additional operating income generated from Milnot in third quarter 2005 and other factors noted above.

Net Interest Expense. Net interest expense was $4.9 million for third quarter 2005 as compared to $3.6 million for third quarter 2004, an increase of $1.3 million, or 34.4%. The increase in net interest expense was due to a higher average interest rate of 12.7% in third quarter 2005 as compared to an average interest rate of 9.2% in third quarter 2004. The average debt balance in third quarter 2005 was $153.9 million as compared $157.8 million in third quarter 2004.

Costs Related to Refinancing. Costs related to refinancing were $1.3 million for third quarter 2004. The Company recorded a write off of $1.3 million for the unamortized financing fees related to extinguished debt.

Income Taxes. The Company recorded minimal state and local income tax expense in third quarter 2005 and third quarter 2004.

Thirty-Nine Week Period ended April 2, 2005 (“year-to-date 2005”) and Forty Week Period ended April 3, 2004 (“year-to-date 2004”) (Unaudited)

Net Sales. The Company’s net sales for year-to-date 2005 were $117.5 million as compared to $94.9 million for year-to-date 2004, an increase of $22.6 million, or 23.7%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for year-to-date 2005 and year-to-date 2004 (dollars in millions):

Product Line	Company’s Principal Brands	Year-to-Date Net Sales 2005	Percentage of Net Sales	Net Sales Year-to-Date 2004	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other	$107.9	91.8%	$84.7	89.3%
Niche brand products	Borden, None Such and Kava	9.6	8.2	10.2	10.7

Total net sales		$117.5	100.0%	$94.9	100.0%

The increase in canned milk net sales of $23.2 million was due to an increase in sales volume through the acquisition of the Milnot business as discussed previously and from an increase in sales of the premium dessert kits. The dessert kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes and were launched by the Company in its fiscal year ended July 3, 2004. In addition, the Company sold slightly higher volume of Eagle Brand and other brands of sweetened condensed milk products as the Company’s customers were buying early for the March 2005 Easter holiday season.

Cost of Goods Sold. Cost of goods sold was $78.5 million for year-to-date 2005 as compared to $58.0 million for year-to-date 2004, an increase of $20.5 million, or 35.4%. Expressed as a percentage of net sales, cost of goods sold for year-to-date 2005 increased to 66.8% from 61.1% for year-to-date 2004. The increase in percentage of cost of goods sold is primarily due to the change in the sales mix to products with higher production costs, primarily the premium dessert kits, and due to higher raw material costs. The increase of $20.5 million is due to increase in sales volume as discussed above, primarily from the Milnot Acquisition and the premium dessert kits.

Distribution Expense. Distribution expense was $8.0 million for year-to-date 2005 as compared to $5.6 million for year-to-date 2004, an increase of $2.4 million, or 44.2%. Expressed as a percentage of net sales, distribution expense for year-to-date 2005 increased to 6.8% from 5.9% for year-to-date 2004. The increase in distribution expense was primarily due to additional costs associated with the Milnot Acquisition, higher distribution costs associated with the build of inventory in anticipation of the Plant Closure, and additional transportation surcharges due to higher fuel costs.

Marketing Expense. Marketing expense was $10.2 million for year-to-date 2005 as compared to $9.3 million for year-to-date 2004, an increase of $0.9 million, or 9.0%. Expressed as a percentage of net sales, marketing expense for year-to-date 2005 decreased to 8.6% from 9.8% for year-to-date 2004. The Company supported its growth in the premium dessert kits with marketing programs, offsetting these costs with reduced marketing expenditures for its other product lines.

General and Administrative Expense. G&A expense was $4.7 million for year-to-date 2005 as compared to $5.6 million for year-to-date 2004, a decrease of $0.9 million, or 16.3%. Expressed as a percentage of net sales, G&A expense for year-to-date 2005 was 4.0% as compared to 5.9% for year-to-date 2004. The decrease is primarily the result of lower depreciation as certain computer software and systems have been fully depreciated.

Plant closure costs. Because of the pending Plant Closure of the PA Plant, the Company recorded severance expense of $0.6 million in year-to-date 2005. The severance costs will be expensed ratably over the future service period, and may approximate $1.2 million.

Amortization of intangible assets. Amortization of intangible assets was less than $0.1 million for year-to-date 2005. This represented the amortization of a covenant not to compete recorded for the Milnot Acquisition that will be amortized over five years.

Impairment charge on plant closure. Because of the pending Plant Closure, the Company recorded an impairment charge of $2.6 million for the production assets at its PA Plant in year-to-date 2005.

Due Diligence and Other Costs. Due diligence and other costs were $1.5 million for year-to-date 2004. The Company recorded a charge of $0.7 million for due diligence costs related to an unsuccessful acquisition attempt, and a charge of $0.8 million for an incentive payment to certain management members for successfully completing the sale of the Non-Dairy Creamer Business.

Operating Income (Loss). Operating income was $12.8 million for year-to-date 2005 as compared to operating income of $14.9 million for year-to-date 2004, a decrease of $2.1 million, or 14.4%. Expressed as a percentage of net sales, operating income for year-to-date 2005 decreased to 11.0% from 15.7% for year-to-date 2004. The decrease in operating income was due to the impairment charge and severance expense because of the pending Plant Closure, change in sales mix to products with a higher production cost, investments in the development and promotion of the premium dessert kits, and increased raw material costs for the base business.

Net Interest Expense. Net interest expense was $14.4 million for year-to-date 2005 as compared to net interest expense of $11.4 million for year-to-date 2004, an increase of $3.0 million. The increase in net interest expense was due to a higher average interest rate of 11.2% in year-to-date 2005 as compared to an average interest rate of 8.7% in year-to-date 2004. The average debt balance in year-to-date 2005 was $171.9 million as compared $179.8 million in year-to-date 2004.

Income Taxes. The Company recorded income tax expense of less than $0.1 million for year-to-date 2005 and $0.1 million for year-to-date 2004. Such expense resulted from estimated state and local income taxes. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until such time that sufficient positive evidence exists to support realization of these tax assets. The Company recorded minimal state and local income tax expense in year-to-date 2005 and year-to-date 2004.

Income (Loss) from Discontinued Operations. Income from discontinued operations was $0.6 million for year-to-date 2004. This represents the results of operations of the Non-Dairy Creamer Business. The Company sold the Non-Dairy Creamer Business on December 24, 2003 to Dean Foods.

Loss on Disposal of Discontinued Operations. In year-to-date 2004, the Company recorded a loss of $1.1 million for the Non-Dairy Creamer Sale.

Liquidity and Capital Resources

The Company’s borrowing requirements are sourced primarily through its Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63.0 million until December 31, 2005, thereafter until maturity not to exceed $53.0 million. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of April 3, 2005, the maximum available borrowing base on Revolver A was $21.9 million, of which no borrowings were outstanding. As of July 3, 2004, the borrowing under Revolver A was $15.7 million, and as of April 2, 2005 and July 3, 2004, the borrowings under Revolver B were $51.5 and $55.0 million, respectively.

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

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by December 31 of each of the next three years. The Company met this requirement as of December 31, 2004. The principal amount as of December 31, 2005 is to be less than $57.7 million. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of DFA for the aggregate principal amount of $12.0 million (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”). Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The Acquisition Notes accelerates upon an Event of Default which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank on parity with Eagle’s 8 3/4% Senior Subordinated Notes due 2008 (“Senior Notes”).

In accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables,” the Company recorded the Milnot and DFA Notes at the present value using the Company’s current interest rate for long-term borrowings. The purchase price of the Milnot Acquisition has been adjusted by $0.4 million for the discount on the Milnot Note. The DFA Note has been discounted by $2.3 million in conjunction with DFA’s purchase of Holdings’ common stock. The discount costs are amortized over the life of the Acquisition Notes, using the interest method.

Interest payments on the Company’s $115 million of Senior Notes and DFA Note, and interest and principal payments under the Revolving Financing Facility represent significant cash requirements for the Company. Borrowings under the Revolving Financing Facility bear interest at floating rates and require interest payments monthly.

In addition, the Company’s liquidity requirements include capital expenditures and changes in working capital. The Company had capital expenditures of $3.6 million in year-to-date 2005, of which $3.0 million related to the El Paso Project. The Company expects to spend approximately $15.0 million on the El Paso Project and approximately

$1.0 million on other capital expenditures. As mentioned above, the El Paso Project is supported by the investment from DFA and Mid-Am. The Company’s remaining sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash from operating activities was $9.7 million and $21.0 million in year-to-date 2005 and year-to-date 2004, respectively, a decrease of $11.3 million. This decrease is primarily due to the additional cash requirements for the operations of Milnot and the higher interest costs.

Cash used in investing activities in year-to-date 2005 was $17.4 million and cash from investing activities in year-to-date 2004 was $11.6 million, a decrease of $29.0 million. In year-to-date 2005, the Company purchased Milnot for a net cash price of $13.7 million and spent $3.6 million in capital expenditures, primarily for the El Paso Plant. In year-to-date 2004, the Company received $12.2 million for the Non-Dairy Creamer Sale.

Cash from financing activities in year-to-date 2005 was $7.8 million and cash used in financing activities was $28.7 million in year-to-date 2004, an increase of $36.5 million. As described above, the Company received $15.7 million, net of cash charges, from DFA and Mid-Am in exchange for an equity investment in the Company, and $12.0 million in a form of a loan from DFA to purchase Milnot.

As of May 5, 2005, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to that stockholder on the Senior Notes after March 23, 2004.

Commitments and Contingencies

The Company may enter into long-term contracts for the purchase of certain raw materials. At April 2, 2005, the Company has a five year milk supply agreement with DFA. The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severance payments and include non-compete and non-solicitation provisions.

The following table lists the Company’s commitments and contingencies at April 2, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$129,000	$—	$14,000	$115,000	$—
Revolving financing obligations	51,456	51,456	—	—	—
Operating lease obligations	1,882	704	756	314	108
Purchase obligations	37,201	15,576	10,349	11,276	—
Estimated cost of construction	12,000	12,000	—	—	—

Total	$231,539	$79,736	$25,105	$126,590	$108

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

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The estimated fair value of Common Stock exchanged was $6.4 million and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172.3 million. The resulting extinguishment gain of $165.9 million has been reflected as an adjustment to accumulated deficit. The Company estimated the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

Series I Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value of Series I Preferred Stock plus all dividends accrued and unpaid thereon (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 44% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business, have occurred in the second quarter of the Company’s fiscal year. The Company does not expect the seasonality to change dramatically with the acquisition of Milnot. Because of the seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its Revolving Financing Facility in that period.

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of April 2, 2005, the outstanding indebtedness was $180.5 million, with maturities of $51.5 million in fiscal year 2007 on the Revolving Financing Facility and $129 million in fiscal year 2008 on the Senior Notes and Acquisition Notes. This substantial indebtedness could have important consequences. For example, it could:

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

While the Company believes that the refurbishment will result in the Company obtaining more competitive position in the canned milk business by reducing operating costs and increasing gross profits, there can be no assurance that the Company will succeed in achieving these goals.

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

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the impact of adoption of this statement will have on the consolidated financial position or results of operations.

In December 2004, the FASB SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal 2007, beginning July 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The Company is evaluating the impact of adoption of this statement will have on the consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is evaluating the effect that the adoption of this statement will have on the consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of being “so abnormal.” SFAS 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is evaluating the effect that the adoption of this statement will have on the consolidated results of operations and financial condition, but does not expect SFAS 151 to have a material impact.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at April 2, 2005 and that were sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2005	2006	2007	2008	Balance at April 2, 2005	Fair Value
Liabilities
Fixed rate				$115,000	$115,000	$95,450
Average interest rate				8.750%	8.750%
Variable rate	$51,456	$—	$—	$14,000	$65,456	$65,456
Average interest rate	12.720%			5.120%	11.095%

As the table incorporates only the exposures that existed as of April 2, 2005, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.7 million in forecasted interest expense. A portion of the Company’s variable rate liability has a stated maturity date of March 23, 2007. In accordance with generally accepted accounting principles, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 8 of the financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Milk Hedging

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. The class of milk procured for the production of canned milk was changed, and this new class does not have an active commodity future contract market traded on the Chicago Mercantile Exchange. Therefore, if milk prices continue to rise and the Company is not able or does not secure lower priced milk, future contracts, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations.

As of April 2, 2005, the Company had purchased 14 milk futures contracts, which settle by April 2005, at a cost and current market value of $0.3 million. The aggregate market value will increase or decrease based on the future milk prices.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of April 2, 2005, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

Date: May 16, 2005