Form 10-K
period 2005-07-02
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2005-09-23
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

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

Title of class

N/A

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recent completed second fiscal year. None.

As of September 23, 2005, there were 2,437,422 shares of common stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. (“Common Stock”) and 10,000 shares of common stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

PART I

Eagle Family Foods, Inc. (“Eagle”) and its subsidiary, the Milnot Company (“Milnot”), and Eagle Family Foods Holdings, Inc. (“Holdings”, and together with Eagle and Milnot, the “Company”) are presenting consolidated financial statements of the Company with the Securities and Exchange Commission (“SEC”) under the guidelines of Regulation S-X Article 3, Rule 3-10(c). On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot. The results of Milnot’s operations have been included in the Company’s consolidated financial statements since December 23, 2004. Eagle is a wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantees the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) with respect to the subsidiary issuers and subsidiary guarantors.

Item 1: Business

The Company manufactures and markets branded and private label sweetened condensed canned milk and evaporated canned milk to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brands. In addition, the Company markets three smaller brands: Borden eggnog, Kava acid neutralized coffee and None Such mincemeat pie filling.

On December 23, 2004, Eagle acquired all of the outstanding stock of Milnot. Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Company believes this acquisition increases its overall market share in the canned milk category, and makes the Company one of the largest producers of canned milk in the United States.

The Company began marketing premium dessert kits during the fifty-three week period ended July 3, 2004 (“fiscal year 2004”). These kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. With the acquisition of Milnot, the Company’s presence in the private label sector of the canned milk category, which includes sweetened condensed and evaporated milk, has increased.

The Company is in the process of consolidating its Wellsboro, Pennsylvania and Starkville, Mississippi canned milk manufacturing operations into its newly acquired plant in El Paso, Texas ( the “El Paso Plant”). The consolidation is expected to be completed in September 2005. In connection with the commencement of operations at the El Paso Plant, the Company has entered into a long-term milk supply agreement with Dairy Farmers of America, Inc. (“DFA”). Under this agreement, the monthly amount payable to DFA is based on the monthly Federal Market Prices for milk plus a fixed premium. This premium, which covers transportation and co-op services, is significantly lower than the premiums paid by the Company for milk at either its Wellsboro or Starkville plants. In addition, the El Paso Plant is forecasted to operate with significantly less people than the combined headcount of the Wellsboro and Starkville operations. As a result of these two factors, the Company believes the El Paso Plant operation will position the Company to be a low cost manufacturer and therefore, highly competitive in the canned milk industry.

Prior to the Company’s ownership in November 2004, the El Paso Plant was utilized as a processor and converter of milk into non-fat dry milk powder (“milk powder”). The Company will continue to produce milk powder for DFA under a tolling arrangement, pursuant to which the Company will not take ownership of the milk used in powder production, but will convert the milk into milk powder. Processing milk into milk powder under this tolling agreement will further lower the overall cost of manufacturing canned milk through a sharing of some of the manufacturing overhead costs.

Eagle and Holdings were incorporated in Delaware in 1997, and Milnot was incorporated in Delaware in 1974.

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

Significant Events in Fiscal Year 2005

In November 2004, Holdings effected a recapitalization of its existing Common Stock, Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”), and Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) (the “Recapitalization”). In order to effect the Recapitalization, Holdings (i) amended its Certificate of Incorporation (as amended on November 23, 2004) (the “Certification of Incorporation”), to provide for (A) an increase in the authorized shares of Common Stock from 1,200,000 to 2,750,000 and (B) authorization of its Series I Preferred Stock and (ii) entered into Contribution and Exchange Agreements (together, the “Contribution and Exchange Agreements”) with its existing equity holders (the “Existing Stockholders”), Warburg, GEI and Mr. Craig A. Steinke, Chief Executive Officer, Chief Financial Officer and President of Holdings pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The fair value of Common Stock exchanged was $6.4 million and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172.3 million. The resulting extinguishment gain of $165.9 million has been reflected as an adjustment to accumulated deficit. The Company’s final valuation of the Recapitalization is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

On November 23, 2004, DFA was issued 1,048,091 shares of Common Stock of Holdings (“DFA Transaction”), representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million to the Company and transferred ownership of the El Paso Plant, an existing non-fat dry milk powder manufacturing plant in El Paso, Texas with an appraised value of $4.5 million. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6.0 million for 150 shares of a new series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company will use the majority of these proceeds to refurbish the El Paso Plant (“El Paso Project”) and expand the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a manufacturer of sweetened condensed and evaporated milk products. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17.0 million, subject to a working capital adjustment. The form of payment included (i) cash in the amount of $15.0 million, reduced by a

$1.7 million working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2.0 million (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with monies received from DFA as described in the Liquidity and Capital Resources section and additional borrowings under the Company’s Revolving Financing Facility.

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) (“Wellsboro Plant Closure”). Future production will be shifted to the manufacturing plant in El Paso, Texas, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2.5 million for the fifty-two week period ended July 2, 2005 (“fiscal year 2005”) for the production assets at the PA Plant. An amount of $1.5 million was recorded as closure and employee costs, including benefits and severance for the 89 employees, during fiscal year 2005. Expected future plant closure costs to be paid and expensed over the next fiscal year are $0.3 million.

On June 29, 2005, the Company announced its plan to close its sweetened condensed milk plant located in Starkville, Mississippi (the “MS Plant”) by October 2005. Future production will be shifted to the Company’s manufacturing plant in El Paso, Texas. The Company recorded an impairment charge of $0.4 million in fiscal year 2005 for the production assets at the MS Plant. The employee costs, including benefits and severance for the 29 employees, are expected to be approximately $0.5 million, and will be expensed ratably over the future service period. Other closure costs have not yet been determined.

Subsequent Event

On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”) by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress Financial Corporation (Central) (“Congress”), as administrative agent for the Lenders. The Fourth Amendment, among other things, (i) increased the maximum fixed charge coverage ratio and (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2006.

On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”) by and among Eagle, Holdings and Milnot as guarantors, certain financial institutions from time to time party thereto, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2005, and (ii) decreased the amount of capital expenditures permitted for fiscal year ending June 30, 2006.

Products and Markets

The Company markets and distributes its products through the retail grocery channel, including mass-merchant retailers and club stores, foodservice, the U.S. military, and private label businesses. The Company’s net sales were $149.7 million, $115.8 million, and $105.7 million for fiscal year 2005, fiscal year 2004, and the fifty-two week period ended June 28, 2003 (“fiscal year 2003”), respectively. The Company sells canned milk products in foreign countries, primarily in Canada, that represented 8.0%, 8.7%, and 8.0% of the Company’s total net sales for the fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively. The Company utilizes a national retail grocery brokerage company with 42 brokerage houses and 35 independent food brokers to sell its products in the U.S. Non-grocery channels and international markets are serviced through brokers, distributors, or directly, depending on the size and needs of the customers.

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

The following Company-sponsored Internet sites promote the recipes containing the Company’s products:

• www.eaglebrand.com	• www.bordeneggnog.com
• www.eaglenonesuch.com	• www.eaglebrandkits.com
• www.milnotmilk.com

The Company marketed powdered non-dairy creamer under the Cremora and Cremora Royale brand names until the sale of the Non-Dairy Creamer Business to Dean Foods in December 2003.

The net sales percentages provided within Part I of this Annual Report on Form 10-K exclude the results from the Non-Dairy Creamer Business for the applicable periods provided, and provides for the results of the Milnot business from December 23, 2004.

Canned milk. The Company manufactures and markets branded and private label sweetened condensed and evaporated milk (“canned milk”) to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brands. In Canada, the Company markets Eagle Brand and additional sweetened condensed milk products. In addition to classic Eagle Brand sweetened condensed milk, the Company’s other branded sweetened condensed milk products include Eagle Brand low fat and fat free products, Meadow Gold, Milnot, Dairy Sweet, and the Hispanic brands, Star and Magnolia. The Company’s Eagle Brand products carry the Borden and Elsie trademarks. The Company markets premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The Company also manufactures sweetened condensed milk under several private labels, which includes a customer who distributes and markets these products to certain ethnic markets. In fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively, the Company’s sweetened condensed milk products accounted for 93%, 91%, and 90% of the Company’s net sales.

Retail channels, including grocery and mass-merchant retailers, are the primary outlet for the Company’s canned milk products and accounted for approximately 82%, 79%, and 80% of the Company’s canned milk net sales for fiscal year 2005, fiscal year 2004 and fiscal year 2003, respectively. The balance of the Company’s canned milk net sales is made through other channels, including foodservice customers, industrial customers, and international markets.

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

Competition

The Company operates in highly competitive markets. Competition for retail sales to consumers and sales to the retailer in the retail grocery channel is based on several factors, including brand name recognition, quality, price and customer service. Many companies with numerous brands and product offerings compete for retailers’ shelf-space and sales. The Company competes with a significant number of competitors of varying sizes, including divisions or subsidiaries of larger companies. Furthermore, the Company is facing increased competition from private label brands and store brands. One private label competitor has broader product lines, as well as substantially greater financial resources available to them compared to the Company.

Significant Customer

Sales attributable to one customer comprised approximately 17% of sales in fiscal year 2005. The Company faces strong competition for the business of this customer as well as other significant customers. These customers make purchase decisions based on a combination of price, product quality, consumer demand, customer service performance, and their desired inventory levels. The loss of any significant customers or a substantial decrease in the volume or profitability with any significant customer could have a material adverse effect on the Company’s earnings and results of operations.

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 43% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which will require the Company to draw additional amounts on its Revolving Financing Facility in that period.

Raw Materials and Suppliers

The primary raw materials used in the Company’s operations include milk, sugar, and packaging materials. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Kava instant coffee, sweetened condensed milk marketed in Canada, some evaporated canned milk products, and Borden eggnog are obtained in final product form from third party manufacturers, traditionally referred to as co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer.

Trademarks, Copyrights and Patents

The Company owns a number of trademarks, licenses and patents. The Company’s principal trademarks include Eagle Brand and None Such which the Company has registered in the United States and various foreign countries. The Company holds a perpetual, exclusive and royalty-free license to use the Borden and Elsie trademarks on certain products and their extensions. The Borden and Elsie trademarks are currently used on (1) the entire line of Eagle Brand products, including condensed or evaporated milk and (2) shelf-stable eggnog. The Borden trademark is also currently used on Magnolia sweetened condensed milk. The Company also holds a perpetual, exclusive and royalty-free license to use the Borden trademark on None Such mincemeat, Magnolia condensed or evaporated milk, and Kava acid-neutralized coffee. In addition, as assignee from Borden Foods Corporation (“BFC”), the Company holds an exclusive and royalty-free license from Dean Foods Limited (f.k.a. Southern Foods Group, L.P.) to use the Meadow Gold trademark on sweetened condensed milk in the United States for a five-year term, which is renewable automatically for subsequent five-year terms and terminable at the option of the Company upon one year’s notice and, under certain limited circumstances, by the licensor. Such brand names are considered to be of fundamental importance to the business of the Company due to their brand identification and ability to maintain brand loyalty. The Company also owns various patents and copyrights associated with the business.

Employees

As of July 2, 2005, the Company employed approximately 158 people, including 76 hourly and 82 salaried employees. The Starkville, Mississippi and Seneca, Missouri plants are unionized plants. As of July 2, 2005, union employees represented approximately 48% of the Company’s total work force. At Starkville, the Teamsters Local 984 has a contract expiring on February 5, 2006; however, the Company has notified the union that the plant will be shut down by October 2005. Milnot’s Seneca, Missouri plant (“Seneca Plant”) is represented by the General Drivers and Helpers Local Union No. 823, affiliated with the International Brotherhood of Teamsters, AFL-CIO, with the contract expiring on February 28, 2006. Management believes that relations with the Company’s employees and unions are generally good.

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

Financing for the Acquisition and related fees and expenses consisted of (1) $82.5 million of equity contribution from Holdings (which was financed by Holdings’ issuance of preferred and common stock in that amount to GE Investment Private Placement Partners II, a Limited Partnership (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg” and together with GEI, the “Equity Sponsors”), and certain members of the Company’s management, (the “Management Investors”), who contributed approximately $1.7 million of such amount (the “Equity Contribution”); (2) the issuance of $115.0 million of 8.75% senior subordinated notes due 2008 (the “Senior Notes”); and (3) senior secured credit facilities (the “Senior Credit Facilities”) in an aggregate principal amount of $245.0 million, consisting of a $175.0 million term loan facility (the “Term Loan Facility”) and a $70.0 million revolving credit facility (the “Revolving Credit Facility”).

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

On November 23, 2004, DFA was issued 1,048,091 shares of Common Stock of Holdings, representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million into the Company and transferred ownership of the El Paso Plant with an appraised value of $4.5 million. In addition, Mid-Am invested $6.0 million for 150 shares Series I Preferred Stock. The Company will use the majority of these proceeds for the El Paso Project and expand the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot from MHC. Milnot is a manufacturer of sweetened condensed and evaporated milk products. Eagle paid an aggregate purchase price of $17.0 million, subject to a working capital adjustment. The form of payment included (i) cash in the amount of $15.0 million, reduced by a $1.7 million working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2.0 million between Eagle and MHC. A portion of the purchase price was financed with monies received from DFA as described in the Liquidity and Capital Resources section and additional borrowings under the Company’s Revolving Financing Facility.

As of April 30, 2005, the Company closed the manufacturing plant in Wellsboro, Pennsylvania. Future production was shifted to the El Paso Plant, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2.5 million in fiscal year 2005 for the production assets at the PA Plant. An amount of $1.5 million was recorded as closure and employee costs, including benefits and severance for the 89 employees, in fiscal year 2005.

On June 29, 2005, the Company announced that it plans to close its sweetened condensed milk plant located in Starkville, Mississippi by October 2005. Future production will be shifted to the Company’s manufacturing plant in El Paso, Texas. The employee costs, including benefits and severance for the 29 employees, are expected to be approximately $0.5 million, and will be expensed ratably over the future service period. Other closure costs have not yet been determined.

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

Environment. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment. The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, and the remediation of contaminated soil and groundwater. As such, the nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company’s business, financial condition or results of operations. See “Risk Factors— The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, and the remediation of contaminated soil and groundwater.”

Risk Factors

In connection with a review of this Annual Report on Form 10-K, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of July 2, 2005, the outstanding indebtedness was $201.3 million, with maturities of $74.5 million in fiscal year 2007 on the Revolving Financing Facility and $129.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes. This substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for the Company to satisfy its obligations to creditors, including holders of its Senior Notes and Acquisition Notes, who could upon default require the Company to accelerate principal and interest payments;

•	limit the Company’s ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, sales growth, research and development costs, or other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and in the industry in which the Company operates;

•	increase the vulnerability to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation;

•	place the Company at a disadvantage compared to its competitors that have less debt; and

•	expose the Company to risks inherent in interest rate fluctuations because some of the indebtedness bears interest at variable rates, which could result in higher interest expense in the event of increases in interest rates.

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

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. In fiscal year 2006, the can supplier has been consolidated to one supplier for all plants. Kava instant coffee, sweetened condensed milk marketed in Canada, certain evaporated canned milk products, and Borden eggnog are obtained in final product form from third party manufacturers, or co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

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

The Company uses milk as a major ingredient in its sweetened condensed milk and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing future contracts, the Company tries to establish a known price for future milk purchases in order to protect against fluctuating milk prices. The Federal government classification of milk procured for the production of canned milk was changed in 2004, and this new classification does not have an active commodity future contract market traded on the Chicago Mercantile Exchange. Therefore, if milk prices continue to rise and the Company is not able or does not secure lower priced milk future contracts, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. Eagle entered into a long-term milk supply agreement in which DFA will supply raw milk at market prices to the El Paso Plant to manufacture its canned milk products.

The Company manufactures all of its U. S. canned milk at two facilities and is dependent on such facilities for production. These facilities are subject to the normal hazards that could result in any material damage to any such facility. Damage to the facilities, or prolonged interruption in the operations of the facilities for repairs or other reasons, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company closed the Wellsboro, PA facility. The Company manufactured products in this plant through April 2005. Quality issues for the products produced at the Wellsboro Plant, if any, could adversely affect the Company’s business, financial condition, and results of operations.

The Company announced the closure of the Starkville, MS facility. The Company has negotiated with the union to continue to package products through October 2005. Any operational disruptions or reduction of staffing could adversely affect the Company’s business, financial condition, and results of operations.

The Company refurbished the El Paso Plant and expanded its capabilities into processing canned milk. The El Paso Plant is in the testing and startup mode, and is expected to be operational by September 2005. There can be no assurance that the new plant will not have quality issues or delays in production or shipment to customers. Any of the above mentioned factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

While the Company believes that the refurbishment and expansion will result in the Company obtaining a more competitive position in the canned milk business by reducing operating costs and increasing gross profits, there can be no assurance that the Company will succeed in achieving these goals.

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

The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, and the remediation of contaminated soil and groundwater. As such, the nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company’s business, financial condition or results of operations. There can be no assurances that past material environmental liabilities will not be identified or that new material environmental liabilities will not be incurred. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Available Information

The Company’s Internet address is www.eaglefamilyfoods.com. The Company does not make available its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on its website, but these reports will be furnished free of charge upon request to the Secretary of the Company at (614) 501-4200.

Item 2: Properties

In fiscal year 2005, the Company produced its U.S. sweetened condensed and evaporated milk products in three Company-owned manufacturing facilities. In April 2005, the Company closed its Wellsboro Plant and has prepared it for sale. Its production will be transferred to the El Paso Plant. In addition, the Company refurbished and expanded the El Paso Plant, which currently converts milk into milk powder. That expansion allows the plant to produce sweetened condensed and evaporated milk products as well as milk powder. In October 2005, the Company will close its Starkville Plant and its canned milk production will be transferred to the El Paso Plant. Management believes that the Company’s El Paso and Seneca manufacturing plants have sufficient capacity to accommodate the Company’s needs for the foreseeable future.

Location	Square Feet	Products Manufactured
Seneca, MO	150,000	Sweetened condensed and evaporated milk
El Paso, TX	82,100	Sweetened condensed and evaporated milk
Starkville, MS	49,000	Sweetened condensed milk

In addition to the owned manufacturing facilities described above, as of July 2, 2005, the Company leased 17,000 square feet of office space in Columbus, Ohio and uses public warehouse space in numerous locations in variable amounts of square feet as needed.

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

PART II

Item 5: Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the common stock of Holdings or Eagle. As of September 23, 2005, Holdings was the only holder of Eagle common stock. As of September 23, 2005, there were four holders of Holdings’ Common Stock.

No cash dividends on common stock have been declared by either registrant since their respective incorporations. Holdings, Eagle and Milnot are restricted from declaring dividends on their common stock by the Revolving Financing Facility. See Note 8 of the Notes to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

In fiscal year 2004, Holdings cancelled 45,047 shares of Common Stock at an average price paid per share of $0.0 from certain current and past employee stockholders in fiscal year 2004. In fiscal year 2005, Holdings, pursuant to its Recapitalization, retired certain common stock and preferred stock shares. See Note 11 and 13 of the Notes to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

Item 6: Selected Financial Data

The selected financial data set forth below (dollars in thousands) as of July 2, 2005 and July 3, 2004, and for fiscal year 2005, fiscal year 2004, and fiscal year 2003 are derived from audited consolidated financial statements included elsewhere herein. The selected financial data set forth below as of June 30, 2001, June 29, 2002, and June 28, 2003, and for the fifty-two week periods ended June 29, 2002 (“fiscal year 2002”) and June 30, 2001 (“fiscal year 2001”) are derived from the consolidated financial statements not included elsewhere herein. The results of Milnot’s operations have been included in the consolidated financial statements in fiscal year 2005 since December 23, 2004. In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business for fiscal year 2004 and prior have been classified as discontinued operations and prior period results of operations have been reclassified.

	Fifty-Two Week Period Ended July 2, 2005	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended June 28, 2003		Fifty-Two Week Period Ended June 29, 2002(a)		Fifty-Two Week Period Ended June 30, 2001(a)
Statement of Operations Data:(b)
Net sales	$149,736	$115,778	$105,661		$116,351		$156,693
Cost of goods sold	103,358	72,789	64,150		79,557		80,906

Gross margin	46,378	42,989	41,511		36,794		75,787
Distribution expenses	11,408	7,578	6,405		6,986		10,634
Marketing expense	12,739	11,351	9,132		10,002		17,685
General & administrative expense	6,192	7,170	7,619		8,794		13,372
Amortization of intangible assets	126	—	1,660		8,052		10,504
Plant closure costs	1,471	—	—		—		—
Impairment charge on plant closure	2,858	—	—		—		—
Relocation and organization costs	551	—	—		—		—
Due diligence and other costs	—	1,516	—		—		—
Gain on sale of product lines, net of reorganization charges	—	—	—		18,722		—

Operating income	11,033	15,374	16,695		21,682		23,592
Net loss	$(8,606)	$(2,403)	$(54,606	)(d)	$(31,679	)(c)	$(5,443)
Other Financial Data:
Depreciation and amortization(e)	$3,734	$3,847	$6,772		$28,397		$19,765
Capital expenditures	12,933	789	610		414		3,568

	As of July 2, 2005	As of July 3, 2004	As of June 28, 2003		As of June 29, 2002		As of June 30, 2001
Balance Sheet Data:
Inventories	$43,712	$33,298	$32,594		$35,491		$36,929
Net property and equipment	21,384	3,960	5,574		8,670		31,014
Total assets	183,477	148,374	157,112		223,042		386,784
Total debt, including current maturities	201,297	185,688	193,252		203,788		333,500
Redeemable Preferred Stock	5,367	166,905	151,145		137,129		125,163
Stockholders’ deficit	(47,191)	(222,123)	(204,302)		(135,802)		(91,362)

(a)	Includes the results of operations of the shelf-stable juice business sold under the ReaLemon and ReaLime brand names in fiscal year 2001 and through September 1999 of fiscal year 2002. This business was sold to Mott’s Inc. and Cadbury Beverages Delaware, Inc. in September 1999.
(b)	The adoption of EITF No. 00-14 and No. 00-25, effective first quarter of 2002, resulted in the following reclassifications to fiscal year 2001: net sales were reduced by $35.1 million; distribution expense was reduced by $1.0 million; and marketing expense was reduced by $34.1 million. Under EITF No. 00-14 and No. 00-25, the EITF concluded that certain consumer and trade sales promotion expenses should be classified as a reduction of sales rather than as marketing expense. These reclassifications had no impact on operating income, net loss and cash flows.
(c)	In fiscal year 2002, the Company recorded a valuation allowance for its deferred tax assets and net operating loss carry forwards of $33.2 million.
(d)	In fiscal year 2003, the Company recorded an impairment charge of $56.6 million upon the adoption of SFAS No. 142.
(e)	Includes the amortization of debt issuance costs of $1,772, $1,449, $1,450, $2,878, and $2,322 for fiscal year 2005, fiscal year 2004, fiscal year 2003, fiscal year 2002, and fiscal year 2001, respectively.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company manufactures and markets branded and private label sweetened condensed canned milk and evaporated canned milk to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brands. In addition, the Company markets three smaller brands: Borden eggnog, Kava acid neutralized coffee and None Such mincemeat pie filling.

Significant Events in Fiscal Year 2005

In November 2004, Holdings effected a recapitalization of its existing Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock. In order to effect the Recapitalization, Holdings (i) amended the Certification of Incorporation, to provide for (A) an increase in the authorized shares of Common Stock from 1,200,000 to 2,750,000 and (B) authorization of its Series I Preferred Stock and (ii) entered into the Contribution and Exchange Agreements with the Existing Stockholders, pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The fair value of Common Stock exchanged was $6.4 million and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172.3 million. The resulting extinguishment gain of $165.9 million has been reflected as an adjustment to accumulated deficit. The Company’s final valuation of the Recapitalization is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

On November 23, 2004, DFA was issued 1,048,091 shares of Common Stock of Holdings to DFA (“DFA Transaction”), representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million to the Company and transferred ownership of an existing non-fat dry milk powder manufacturing plant in El Paso, Texas (the “El Paso Plant”) with an appraised value of $4.5 million. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6.0 million for 150 shares of a series of Preferred Stock of Holdings (“Series I Preferred Stock”). By August 2005, the Company used the majority of the proceeds to refurbish the Plant (“El Paso Project”) and expanded the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk. The Company believes the El Paso Plant’s operations will position the Company to be in a more competitive position in the canned milk business by reducing operating costs and increasing gross profits.

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot Company (“Milnot”) (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17.0 million, subject to a working capital adjustment. The form of payment included (i) cash in the amount of $15.0 million, reduced by a $1.7 million working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2.0 million (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with monies received from DFA as described in the Liquidity and Capital Resources section and additional borrowings under the Company’s Revolving Financing Facility.

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) (“Wellsboro Plant Closure”). Future production will be shifted to the El Paso Plant, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2.5 million for the fifty-two week period ended July 2, 2005 (“fiscal year 2005”) for the production assets at the PA Plant. An amount of $1.5 million was recorded as closure and employee costs, including benefits and severance for the 89 employees, during fiscal year 2005. Expected future plant closure costs to be paid and expensed over the next fiscal year are $0.3 million.

On June 29, 2005, the Company announced that its plans to close its sweetened condensed milk plant located in Starkville, Mississippi (the “MS Plant”) by October 2005 (the “Starkville Plant Closure”). Future production will be shifted to the Company’s manufacturing plant in El Paso, Texas. The Company recorded an impairment charge of $0.4 million in fiscal year 2005 for the production assets at the MS Plant. The employee costs, including benefits and severance for the 29 employees, are expected to be approximately $0.5 million, and will be expensed ratably over the future service period. Other closure costs have not yet been determined.

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

Discussion and analysis on operating results

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for fiscal year 2005, the fifty-three week period ended July 3, 2004 (“fiscal year 2004”), and the fifty-two week period ended June 28, 2003 (“fiscal year 2003”) of the Company. The results of Milnot’s operations have been included in the Company’s consolidated financial statements since December 23, 2004. The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Eagle and its subsidiary, Milnot, and Holdings are presenting consolidated financial statements of the Company with the Securities and Exchange Commission (“SEC”) under the guidelines of Regulation S-X Article 3, Rule 3-10(c). Eagle is the issuer of a public registered debt that is guaranteed by its parent, Holdings. Eagle is a wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantees the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 8 to the consolidated financial statements included elsewhere in this Annual Report Form 10-K. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) with respect to the subsidiary issuers and subsidiary guarantors.

The discussion and analysis of the Company’s financial condition and results of operations relates to the business exclusive of the powdered non-dairy creamer business (“Non-Dairy Creamer Business”) unless otherwise described. In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Non-Dairy Creamer Business for fiscal year 2004 and fiscal year 2003 have been classified as discontinued operations and prior period results of operations have been reclassified.

The following table sets forth the results of operations as a percentage of net sales for fiscal year 2005, fiscal year 2004, and fiscal year 2003.

	Results of Operations
	Fifty-Two Week Period Ended July 2, 2005	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended June 28, 2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.0	62.9	60.7

Gross margin	31.0	37.1	39.3
Distribution expense	7.6	6.5	6.1
Marketing expense	8.5	9.8	8.6
General & administrative expense	4.1	6.2	7.2
Due diligence and other costs	—	1.3	—
Amortization of intangible assets	0.1	—	1.6
Plant closure costs	1.0	—	—
Impairment on plant closure	1.9	—	—
Relocation and organization costs	0.4	—	—

Operating income	7.4%	13.3%	15.8%

Results of Operations

Fifty-Two Week Period Ended July 2, 2005, and the Fifty-Three week Period Ended July 3, 2004.

Net Sales. The Company’s net sales for fiscal year 2005 were $149.7 million as compared to $115.8 million for fiscal year 2004, an increase of $33.9 million, or 29.3%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2005 and fiscal year 2004 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2005	Percentage of Net Sales	Net Sales Fiscal Year 2004	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other canned milk	$139.5	93.2%	$104.8	90.5%
Niche brand products	Borden EggNog, None Such, and Kava	10.2	6.8	11.0	9.5

Total		$149.7	100.0%	$115.8	100.0%

Net sales of the canned milk product line increased by $34.7 million in fiscal year 2005 as compared to fiscal year 2004. This growth was due to additional sales volume ensuing from the acquisition of the Milnot business in December 2004, for which Milnot’s results of operations are included with the Company’s results of operations since December 23, 2004. In addition, the Company increased its sales presence in the baking kits category with its premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes.

Cost of Goods Sold. Cost of goods sold was $103.4 million for fiscal year 2005 as compared to $72.8 million for fiscal year 2004, an increase of $30.6 million, or 42.0%. Expressed as a percentage of net sales, cost of goods sold for fiscal year 2005 increased to 69.0% from 62.9% for fiscal year 2004. The cost of goods sold percentage increased due to the change in the sales mix to products with a higher production costs, primarily the premium dessert kits, and to lower margin private label products. In addition, it was affected by higher raw material and plant costs.

Distribution Expense. Distribution expense was $11.4 million for fiscal year 2005 as compared to $7.6 million for fiscal year 2004, an increase of $3.8 million, or 50.0%. Expressed as a percentage of net sales, distribution expense for fiscal year 2005 increased to 7.6% from 6.5% for fiscal year 2004. The increase in distribution expense was due to additional costs associated with the Milnot Acquisition, higher costs associated with the build of inventory in anticipation of the Plant Closure, and additional transportation surcharges due to higher fuel costs.

Marketing Expense. Marketing expense was $12.7 million for fiscal year 2005 as compared to $11.4 million for fiscal year 2004, an increase of $1.3 million, or 11.4%. Expressed as a percentage of net sales, marketing expense for fiscal year 2005 decreased to 8.5% from 9.8% for fiscal year 2004. The increase in marketing expense is primarily due to the additional costs associated with the Milnot business and the marketing efforts to support the premium dessert kits introduction into other sales channels.

General and Administrative (“G&A”) Expense. G&A expense was $6.1 million for fiscal year 2005 as compared to $7.2 million for fiscal year 2004, a decrease of $1.1 million, or 15.3%. Expressed as a percentage of net sales, G&A expense for fiscal year 2005 decreased to 4.1% from 6.2% for fiscal year 2004. The decrease is primarily the result of lower depreciation expense as certain computer software and systems have been fully depreciated.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for fiscal year 2005. This represented the amortization of a covenant not to compete recorded for the Milnot Acquisition that will be amortized over five years.

Plant closure costs. Because of the closure of the PA Plant, the Company recorded $1.5 million in fiscal year 2005 for closure and employee costs, including benefits and severance for the 89 employees.

Impairment charge on plant closure. Because of the closure of the PA Plant, the Company recorded an impairment charge of $2.5 million in fiscal year 2005 for the production assets at its PA Plant. In addition, the Company recorded an impairment charge of $0.4 million in fiscal year 2005 for the production assets at its MS Plant due to the pending Starkville Plant Closure.

Relocation and organization costs. Relocation and organization costs were $0.6 million for fiscal year 2005. These costs were incurred to relocate current and new employees to the El Paso plant, and for costs associated with efforts to organize and train the staff at the El Paso plant.

Due Diligence and Other Costs. Due diligence and other costs were $1.5 million for fiscal year 2004. The Company recorded a charge of $0.7 million for due diligence costs related to an unsuccessful acquisition attempt, and a charge of $0.8 million for an incentive payment to certain management members for successfully completing the sale of the Non-Dairy Creamer Business.

Operating Income. Operating income was $11.0 million for fiscal year 2005 as compared to operating income of $15.4 million for fiscal year 2004, a decrease of $4.4 million, or 28.6%. Expressed as a percentage of net sales, operating income for fiscal year 2005 decreased to 7.4% from 13.3% for fiscal year 2004. The decrease was due to the costs and impairment charges in fiscal year 2005 related to the plant closures, and incremental distribution expenses. This was offset by operating income generated by the Milnot business in fiscal year 2005 and having no due diligence and other costs in fiscal year 2005, which negatively impacted fiscal year 2004 results.

Interest Expense. Interest expense was $19.6 million for fiscal year 2005 as compared to $16.0 million for fiscal year 2004, an increase of $3.6 million, or 22.5%. The increase in interest expense was due to a higher average interest rate of 11.0% in fiscal year 2005 as compared to an average interest rate of 9.1% in fiscal year 2004. The average debt balance in fiscal year 2005 was $180.8 million as compared $178.9 million in fiscal year 2004.

Costs Related to Refinancing. Costs related to refinancing were $1.3 million for fiscal year 2004. The Company recorded a write-off of $1.3 million for the unamortized financing fees related to the extinguished Term Loan Facility.

Income Taxes. The Company recorded minimal state and local income tax expense in fiscal year 2005 and fiscal year 2004. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Fifty-Three Week Period Ended July 3, 2004, and the Fifty-Two week Period Ended June 28, 2003.

Net Sales. The Company’s net sales for fiscal year 2004 were $115.8 million as compared to $105.7 million for fiscal year 2003, an increase of $10.1 million, or 9.6%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for fiscal year 2004 and fiscal year 2003 (dollars in millions):

Product Lines	Company’s Principal Brands	Net Sales Fiscal Year 2004	Percentage of Net Sales	Net Sales Fiscal Year 2003	Percentage of Net Sales
Sweetened condensed milk	Eagle Brand, Meadow Gold, Magnolia, Star and other	$104.8	90.5%	$95.1	90.0%
Niche brand products	Borden EggNog, None Such, and Kava	11.0	9.5	10.6	10.0

Total		$115.8	100.0%	$105.7	100.0%

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

G&A Expense. G&A expense was $7.2 million for fiscal year 2004 as compared to $7.6 million for fiscal year 2003, a decrease of $0.4 million, or 5.3%. Expressed as a percentage of net sales, G&A expense was 6.2% and 7.2% for fiscal year 2004 and fiscal year 2003, respectively.

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

Interest Expense. Interest expense was $16.0 million for fiscal year 2004 as compared to $14.9 million for fiscal year 2003, an increase of $1.1 million, or 7.4%. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” interest expense totaling $0.3 million and $0.7 million for fiscal year 2004 and fiscal year 2003, respectively, was charged against income from discontinued operations, and represented the interest associated with the Non-Dairy Creamer Business. The increase in interest expense was due to a higher average interest rate of 9.1% in fiscal year 2004 as compared to an average interest rate of 8.1% in fiscal year 2003. The average debt balance in fiscal year 2004 was $178.9 million as compared $191.7 million in fiscal year 2003. The Company used the proceeds from the sale of the Non-Dairy Creamer Business to repay indebtedness in fiscal year 2004.

Costs Related to Refinancing. Costs related to refinancing were $1.3 million for fiscal year 2004. The Company recorded a write-off of $1.3 million for the unamortized financing fees related to the extinguished Term Loan Facility.

Income Taxes. Income tax expense was less than $0.1 million for fiscal year 2004 as compared to an income tax benefit of less than $0.1 million for fiscal year 2003. The expense resulted from estimated state and local income taxes. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets.

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

Liquidity and Capital Resources

On March 23, 2004, the Company entered into the Financing Agreement by and among Eagle, Holdings, as a guarantor, and the Lenders, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $40.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63.0 million, until December 31, 2005, thereafter until maturity not to exceed $53.0 million. As of July 2, 2005, the borrowings were $11.5 million under Revolver A and $63.0 million under Revolver B.

The amendments to the Financing Agreement occurring during fiscal year 2005 were as follows: On September 20, 2004, the Company entered into a First Amendment to the Financing Agreement that temporarily increased the principal amount available for borrowing under Revolver A from $27.0 million to $30.0 million through and including November 3, 2004. On November 23, 2004 the Company entered into a Second Amendment to the Financing Agreement which, among other things, (i) temporarily increased the credit commitment under the Revolving B loan to $63.0 million beginning on January 1, 2005 until and including December 31, 2005, (ii) expressly permitted the acquisition by the Company of the El Paso Plant, (iii) expressly permitted the issuance of shares by Holdings of its capital stock to DFA, and/or one or more of its affiliates and (iv) amended the financial covenants to, among other things, account for the inclusion of the El Paso Plant in the Company’s business. On December 23, 2004, the Company entered into a Third Amendment to the Financing Agreement which, among other things, (i) increased the Revolving A Credit Commitment to $40.0 million, (ii) consented to the Milnot Acquisition, (iii) allowed for the issuance by Eagle of the DFA Note and the Milnot Note, as described below, and (iv) amended the financial covenants to include the impact of the inclusion of Milnot in the Company’s business. Subsequent to the end of the Company’s fiscal year 2005, the Company entered into a Fourth Amendment to the Financing Agreement which, among other things, (i) increased the maximum fixed charge coverage ratio, (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005, and (iii) increased the amount of capital expenditures permitted for fiscal year ending June 30, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to the Financing Agreement, which adjusted the capital expenditures permitted for the fiscal year ended around June 30, 2005 and for the fiscal year ending June 30, 2006.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts around December 31 of each of the next three years. The principal amount as of January 3, 2006 is to be less than $57.7 million. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

In accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables,” the Company recorded the Milnot and DFA Notes at the present value using the Company’s interest rate for long-term borrowings at the issuance date. The purchase price of the Milnot Acquisition has been adjusted by $0.4 million for the discount on the Milnot Note. The DFA Note has been discounted by $2.3 million in conjunction with DFA’s purchase of Holdings’ common stock. The discount costs are amortized over the life of the Acquisition Notes, using the effective interest method.

Interest payments on the Company’s $115 million of Senior Notes and interest and principal payments under the Revolving Financing Facility represent significant cash requirements for the Company. Borrowings under the Revolving Financing Facility bear interest at floating rates and require interest payments monthly.

In addition, the Company’s liquidity requirements include capital expenditures and changes in working capital. The Company had capital expenditures of $12.9 million in fiscal year 2005, of which $12.1 million related to the El Paso Project. The Company expects to spend approximately $16.0 million on the El Paso Project. As mentioned above, the El Paso project is supported by the investment from DFA and Mid-Am. The Company’s remaining sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash used in operating activities was $4.4 million and $0.5 million in fiscal year 2005 and fiscal year 2004, respectively, an increase of $3.9 million. This increase is primarily due to the additional cash requirements for the operations of Milnot, inventory and marketing support of the premium dessert kits, and the higher interest costs.

Cash used in investing activities was $26.7 million in fiscal year 2005, and cash from investing activities was $11.4 million in fiscal year 2004, an increase of $38.1 million. In fiscal year 2005, the Company purchased Milnot for a net cash price of $13.7 million and spent $12.9 million in capital expenditures, primarily for the El Paso Project. In fiscal year 2004, the Company had received $12.2 million in proceeds from the Non-Dairy Creamer Sale.

Cash from financing activities was $30.8 million in fiscal year 2005, and cash used in financing activities was $10.5 million in fiscal year 2004, an increase of $41.3 million. In fiscal year 2005, the Company received a cumulative $15.6 million, net of expenses, from DFA and Mid-Am in exchange for an equity investment in the Company, and $12.0 million in the form of a loan from DFA to purchase Milnot.

During the year ended July 2, 2005, the Company had negative cash generated from operating activities, including the cost of closing the PA Plant and the relocation and organization costs at the El Paso Plant. In addition, because the Revolving Financing Facility is classified as a current liability, working capital is a deficit. The Revolving Financing Facility is available to the Company through March 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B to below $57.7 million by January 3, 2006. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings under the Revolving Financing Facility will be sufficient to service interest on the Senior Notes and Revolving Financing Facility, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2006. However, significant changes in interest rates, the Company’s business, customers and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations.

As of September 15, 2005, GE Investment Private Placement Partners II, a Limited Partnership (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg”), significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to that stockholder on the Senior Notes after March 23, 2004.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At July 2, 2005, the Company had a five-year milk supply agreement with DFA and a three-year can supply agreement with a can supplier to provide 100% of the Company’s can requirements with no stipulated minimum volumes. In addition, the Company purchases a significant portion of its milk requirements at the Seneca Plant under a supply arrangement with a milk cooperative, Central Equity Milk Producers that terminates December 2007, unless renewed. This arrangement may be terminated with six months notice in the event of the closure of the Seneca Plant, and the volume supplied can be reduced for changes in customer demands. The amounts reported in the table below as purchase obligations – milk are based on a forecasted milk price, using an average of historical milk prices. The Company intends to utilize the raw materials under its outstanding purchase commitments at July 2, 2005 in production.

The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at July 2, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$115,000	$—	$—
Revolving financing obligations	74,546	74,546	—	—	—
Acquisition notes	14,000	—	14,000	—	—
Purchase obligations - milk	200,435	49,283	96,102	55,050	—
Purchase obligations - other	10,359	10,359	—	—	—
Operating lease obligations	1,582	496	684	312	90
Estimated cost of construction	3,936	3,936	—	—	—

Total	$419,858	$138,620	$225,786	$55,362	$90

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement.” The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred. The maturity date of the Revolving Financing Facility is March 23, 2007.

The Company has a tolling agreement with DFA that became effective August 15, 2005. The Company will process the milk at the El Paso Plant and convert the milk into milk powder for a tolling fee. Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. The Company’s working capital investment is in support of the operational process, but the Company does not bear the cost of the milk.

Impact of Inflation

Raw material and transportation costs during fiscal year 2005 were higher than fiscal year 2004 levels. The raw material ingredients most affecting this increase were milk and cans used in producing canned milk. While the costs of certain of these ingredients may stabilize during fiscal year 2006, material costs as of July 2, 2005 were generally above levels in fiscal year 2004.

The Company generally attempts to adjust the selling prices to offset the effects of increased raw material costs and other cost increases. However, these adjustments have historically been difficult to implement. If selling price adjustments are implemented, such adjustments tend to lag behind the increased costs. The Company continues to assess and minimize any increased costs through the Company’s efforts to achieve greater manufacturing and distribution efficiencies, primarily through the plant consolidation to the El Paso Plant.

Redeemable Preferred Stock

In November 2004, Holdings effected a recapitalization of its existing Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock. In order to effect the Recapitalization, Holdings (i) amended the Certification of Incorporation, to provide for (A) an increase in the authorized shares of Common Stock from 1.2 million to 2.8 million and (B) authorization of its Series I Preferred Stock and (ii) entered into the Contribution and Exchange Agreements with the Existing Stockholders, pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The estimated fair value of Common Stock exchanged was $6.4 million and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172.3 million. The resulting extinguishment gain of $165.9 million has been reflected as an adjustment to accumulated deficit. The Company’s final valuation of the Recapitalization is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

Series I Preferred Stock is subject to mandatory redemption at a price per share equal to the Stated Value of Series I Preferred Stock plus all dividends accrued and unpaid thereon upon the occurrence of (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 43% of the Company’s net sales, excluding the net sales of the Non-Dairy Creamer Business, have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which will require the Company to draw additional amounts on its Revolving Financing Facility in that period.

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

Marketing Costs. The Company offers market development funds, slotting, and other trade spending programs to its customers to support the customers’ promotional activities related to the Company’s product lines. The Company provides accruals for marketing costs based on historical information and known promotional programs that may deviate from prior years’ activity. At interim dates and year-end, the Company reviews and revises estimates of costs, when deemed necessary, for the marketing programs based on actual costs incurred or revised customers’ spending levels. Actual costs may differ significantly if factors, such as the level and success of the customers’ programs, changes in customer utilization practices, or other conditions, differ from previous expectations.

Inventories. Inventories are stated at the lower of cost or market, with cost of goods sold principally determined using the first-in, first-out method. The Company reviews the value of the inventory, and based on the physical condition (e.g., age and quality) of the inventories and forecasted sales plans, may require adjustments, either favorable or unfavorable. These inventory adjustments are estimates and may differ if future economic conditions, customer inventory levels, or competitive conditions differ from the Company’s expectations.

Property and Equipment. Property and equipment are stated at cost and are depreciated on a straight-line method over the estimated useful lives of the assets. Changes in circumstances, such as technological advances or changes to the Company’s capital strategy, can result in the actual lives differing from the Company’s estimates. The Company periodically reviews the useful lives of its property and equipment, and where warranted, changes are made that may result in acceleration of depreciation or impairment.

Goodwill and Intangible Assets. Intangible assets are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriately. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The fair value of the indefinite-lived trade names is determined using a royalty savings methodology and discounted cash flows. The fair value of goodwill is determined using estimated future discounted cash flow earnings and market valuations based on these cash flow earnings. The fair value of covenant not to compete agreements are determined as the difference in estimated future discounted cash flow earnings with and without the agreement, and are amortized over the contractual life.

Notes Payable. The Company assesses the relative fair value of any note arrangement in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables.”

Income taxes. Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carry forwards, and is continuing to record a full valuation allowance. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company were to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Recently Issued Accounting Statements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the effect the adoption of this statement will have on the consolidated financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. SFAS No. 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The following tables present a description of the financial instruments that were held by the Company at each of July 2, 2005 and July 3, 2004, and that were sensitive to changes in interest rates. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts are reflected in U.S. dollars (in thousands).

Fiscal year 2005	2006	2007	2008	2009	Total	Fair Value
Liabilities
Fixed Rate	—	—	$115,000	—	$115,000	$92,000
Average Interest Rate	—	—	8.750%	—	8.750%
Variable Rate	$74,546	—	$14,000	—	$88,546	$88,546
Average Interest Rate	12.056%	—	5.516%	—	11.022%

Fiscal year 2004	2005	2006	2007	2008	Total	Fair Value
Liabilities
Fixed Rate	—	—	—	$115,000	$115,000	$80,500
Average Interest Rate	—	—	—	8.750%	8.750%
Variable Rate	$70,688	—	—	—	$70,688	$70,688
Average Interest Rate	10.336%	—	—	—	10.336%

As the table incorporates only those exposures that existed as of July 2, 2005 and July 3, 2004, it does not consider exposure to changes in the LIBOR rate that arise after July 2, 2005. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.9 million in forecasted interest expense. The Company’s variable rate liability has a stated maturity date of March 23, 2007. In accordance with EITF 95-22, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 8 of the Notes to the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K.

Milk Hedging

In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing futures contracts, however, the Company establishes a known price for future milk purchases in order to protect against fluctuating milk prices. The Federal government classification of milk procured for the production of canned milk was changed in 2004, and this new classification does not have an active market for future contracts traded on the Chicago Mercantile Exchange. Therefore, if milk prices continue to rise and the Company is not able or does not secure lower priced milk future contracts, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. The Company had no milk futures contracts as of July 2, 2005.

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

See Item 15: “Exhibits and Financial Statement Schedules.”

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of July 2, 2005, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

(b) Change in internal controls over financial reporting.

There was no change in the registrants’ internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Item 9B: Other Information

Not applicable.

PART III

Item 10: Directors and Executive Officers of the Registrants

The directors of Holdings, Eagle and Milnot and the executive officers of Eagle are as follows:

Name	Age	Position
Craig A. Steinke	48	Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director*
Michael P. Conti	36	Vice President, Finance*
Kelly J. Crouse	42	Vice President, Marketing
Ronald E. Hord, Jr.	43	Vice President, Supply Chain
Lori S. Snowden	45	Secretary* and Financial Controller
Harold G. M. Strunk	48	Vice President, Sales
David A. Barr	42	Director
Gerald L. Bos	66	Director
Jeffrey Goldfaden	33	Director
Andreas T. Hildebrand	37	Director
Mark J. Strelecki	38	Director
Donald W. Torey	48	Director

*	Messrs. Steinke and Conti and Ms. Snowden hold these same positions at Holdings, Eagle, and Milnot and are the executive officers of Holdings and Milnot.

Craig A. Steinke has served as a Director, Chief Executive Officer and President of Holdings and Eagle since July 2001, and has served in these same positions for Milnot since December 2004. Since January 1998, Mr. Steinke has held the positions of Chief Financial Officer, and Treasurer of Holdings and Eagle. From March 1999 until July 2001, Mr. Steinke also served as Senior Vice President of Operations of Holdings and Eagle. Prior to joining Eagle, Mr. Steinke was President of Magma Metals, a billion dollar subsidiary of Magma Copper. He was responsible for operations, marketing and sales. Magma Metals was acquired by Broken Hill Proprietary Co. Ltd., and Mr. Steinke was promoted to Senior Vice President and Group General Manager of BHP Copper, a $3.0 billion subsidiary of Broken Hill Proprietary Co., Ltd. His responsibilities included worldwide sales, international and national marketing teams and a complex U.S. based manufacturing operation with over 1,000 employees.

Michael P. Conti has served as Vice President, Finance of Holdings and Eagle since August 2001, and the same position for Milnot since December 2004. Mr. Conti joined Eagle in August 1998 and has held Director of Financial Planning and Analysis and Financial Manager positions.

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

Lori S. Snowden has served as Secretary of Holdings and Eagle since August 2001, and the same position for Milnot since December 2004. Since April 1999, Ms. Snowden has served as Financial Controller for Eagle. Ms. Snowden joined Eagle as Assistant Controller in January 1998.

Harold G. M. Strunk has served as Vice President, Sales of Eagle since August 2001. From 1998 through August 2001 Mr. Strunk held positions of Director of Sales Support and Vice President of International Sales of Eagle.

David A. Barr has served as a Director of Holdings and Eagle since August 2001, and as a Director of Milnot since December 2004. Mr. Barr has served as a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC (“EMW LLC”) and General Partner of Warburg, Pincus & Co. (“WP”) since January 1, 2001. Prior to joining

EMW LLC, Mr. Barr was a Managing Director at Butler Capital Corp., a private investment firm focused on middle market management buyouts. His present service as a director includes membership on the boards of TransDigm Holding Company, Polypore Holdings, and Wellman, Inc.

Gerald L. Bos has served as a Director of Holdings and Eagle since November 2004, and as Director of Milnot since December 2004. Mr. Bos currently serves as Chief Financial Officer of DFA, a position he has held for the past five years.

Jeffrey Goldfaden has served as a Director of Holdings and Eagle since October 2004, and as Director of Milnot since December 2004. Mr. Goldfaden has served as Associate of EMW LLC since February 2004. Prior to joining EMW LLC, Mr. Goldfaden was employed by UBS Capital Americas LLC where he focused on middle-market private equity opportunities in industrial, consumer products and health care companies.

Andreas T. Hildebrand has served as a Director of Holdings and Eagle since their respective dates of incorporation, and as a Director of Milnot since December 2004. Mr. Hildebrand has served as Managing Director of the Private Equity Group of General Electric Asset Management (“GEAM”) since July 2000 and Vice President of GEAM since May 1997. Mr. Hildebrand presently serves as a director of several privately held companies.

Mark J. Strelecki has served as a Director of Holdings and Eagle since September 2002, and as a Director of Milnot since December 2004. Mr. Strelecki has served as an Associate in the Private Equity Group of GEAM since July 2000. From July 1997 through July 2000, Mr. Strelecki served in various Financial Planning and Analysis positions at GEAM.

Donald W. Torey has served as a Director of Holdings and Eagle since their respective dates of incorporation, and as a Director of Milnot since December 2004. Mr. Torey has served as Executive Vice President of GEAM and GE Investment Management Incorporated (“GEIM” and, together with GEAM, “GE Investments”) with responsibility for GE Investments’ Alternative Assets group since January 1997. Mr. Torey currently serves as a Trustee for the General Electric Pension Trust (“GEPT”).

The Company does not have a separately designated audit committee and therefore the entire board acts as the audit committee for the Company. The board has determined not to designate an audit committee financial expert.

The Company has a code of ethics that is required to be signed by the Company’s executive officers and other key persons in management.

Item 11: Executive Compensation

Summary Compensation Table

The following summary compensation table provides information concerning compensation for the Company’s chief executive officer, the four other most highly compensated executive officers of Eagle and other executive officers who are named executive officers within the meaning of Item 402(a)(3) of Regulation S-K under the Securities Act of 1933 (collectively, the “Named Executive Officers”) for fiscal year 2005, fiscal year 2004, and fiscal year 2003.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)
Craig A. Steinke Chief Executive Officer, President and Chief Financial Officer	2005 2004 2003	$327,408 320,970 312,875	$200,000 300,000 250,000	$14,200 680,700 13,200	(2) (3) (4)
Harold G.M. Strunk Senior Vice President, Marketing and Sales	2005 2004 2003	187,683 183,942 179,250	67,728 93,476 90,668	13,528 43,293 12,356	(2) (3) (4)
Ronald E. Hord, Jr. Vice President, Supply Chain	2005 2004 2003	175,858 172,358 167,983	60,822 88,560 110,923	11,934 42,408 11,197	(2) (3) (4)
Kelly J. Crouse Vice President, Marketing	2005 2004 2003	175,658 172,158 167,783	60,753 88,475 80,837	10,145 43,287 12,696	(2) (3) (4)
Michael P. Conti Vice President, Finance	2005 2004 2003	159,933 156,733 152,717	68,829 96,697 78,793	6,635 41,086 16,249	(2) (3) (4)

(1)	The bonus represents the amount earned and paid to the Named Executive Officer for the Company’s fiscal year for which each executive could earn a certain percentage of his base salary if certain performance targets were met.
(2)	Includes for fiscal year 2005 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) matching and profit sharing contributions (“Company 401k match”) made by the Company on behalf of each Named Executive Officer pursuant to the Eagle 401k Savings and Retirement Plan of $7,000, $6,328, $4,734, $2,945, and $6,635; and (ii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0.
(3)	Includes for fiscal year 2004 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) special bonus for consummating the Non-Dairy Creamer Sale of $667,000, $30,000, $30,000, $30,000, and $35,000 (ii) Company 401k match of $6,500, $6,093 $5,208, $6,087, and $6,086; and (iii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0.
(4)	Includes for fiscal year 2003 for Messrs. Steinke, Strunk, Hord, Crouse and Conti, respectively, the following: (i) Company 401k match of $6,000, $5,156, $3,997, $5,496, and $5,433; (ii) car allowance of $7,200, $7,200, $7,200, $7,200, and $0; and (iii) moving expense of $10,816 for Mr. Conti.

Retirement Plan

The Company sponsors a defined benefit plan covering all eligible union employees at the Wellsboro, PA and Starkville, MS plants. No executive officer participates in this plan.

Compensation Committee Interlocks and Insider Participation

Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, Gerald L. Bos, Jeffrey Goldfaden, Andreas T. Hildebrand, Craig A. Steinke, Mark J. Strelecki, and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings, Eagle, and Milnot. See “Item 13. Certain Relationships and Related Transactions.”

Director Compensation

The Directors of Holdings, Eagle and Milnot have not received, and are not expected in the future to receive, compensation for their service as directors. Directors are entitled to reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Boards of Directors or committees thereof, except that directors who are employees of Holdings, Eagle, Milnot, or a stockholder of Holdings shall not be entitled to such reimbursement.

Employment Agreements

On November 23, 2004, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Craig A. Steinke, whereas Mr. Steinke will continue to serve as the President and Chief Executive Officer of the Company and as a director on the Company’s Board of Directors (the “Board”). The term of the Employment Agreement runs until the first anniversary of the date of signing and is automatically renewed for successive one year terms unless and until either party delivers notice of termination within ninety days of the expiration of the then current term. The Employment Agreement provides for an annual base salary of $324,700 which can be increased (but not decreased) at the discretion of the Board. The Employment Agreement also provides that Mr. Steinke will be eligible to receive an annual incentive bonus of up to 100% of his base salary, based upon Company and individual performance. Mr. Steinke is also eligible to participate in the Company’s employee benefit programs, including a monthly automobile allowance. Mr. Steinke also received restricted stock award, as described further below.

Mr. Steinke will be entitled to severance benefits upon the termination of his employment under certain circumstances as defined in the Employment Agreement. In addition, Mr. Steinke is entitled to outplacement assistance upon termination. The Company will also maintain Mr. Steinke’s medical and life insurance benefits until the earlier of 18 months or until he finds other employment with comparable benefits.

Mr. Steinke is prohibited from competing with the Company in any state in the United States in which the Company is engaged in business during the term and for the one year following the date of Mr. Steinke’s termination of employment. The Employment Agreement also provides that Mr. Steinke agrees not to divulge confidential information of the Company.

Pursuant to the terms of a Restricted Stock Agreement between the Company and Holdings, as executed by the parties on November 23, 2004 (the “Restricted Stock Agreement”), Mr. Steinke has been granted a restricted stock award under the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan of 50,700 shares of the Common Stock of Holdings. The award is forfeitable by Mr. Steinke until the completion of a specified period of future service (the “Restricted Period”), subject to the occurrence of specific events. The Restricted Period will lapse, and the restricted stock will vest and become nonforfeitable, in three equal annual installments on the first, second and third anniversaries of the date on which the restricted stock is granted to Mr. Steinke. In the event Mr. Steinke’s employment is terminated by the Company without Cause (as defined in the Employment Agreement), by Mr. Steinke for Good Reason (as defined in the Employment Agreement), or due to Mr. Steinke’s death or disability, the unvested installment of the restricted stock that would have become vested and nonforfeitable on the next following anniversary of the grant date will vest and become nonforfeitable on such anniversary date. In the event the Company provides written notice to Mr. Steinke and elects not to extend the term of the Employment Agreement, the unvested installment of the restricted stock that would have become vested and nonforfeitable on the next following anniversary of the grant date will vest and become nonforfeitable on such anniversary date. In the event Mr. Steinke voluntarily terminates his employment with the Company without Good Reason, or the Company terminates Mr. Steinke for Cause, all further vesting with respect to the restricted stock will cease. In the event of a Company Sale (as defined in the Restricted Stock Agreement), all unvested installments of the restricted stock will become immediately vested and nonforfeitable.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the issued and outstanding shares of common stock of Eagle as of September 23, 2005 are beneficially owned by Holdings. All of the issued and outstanding shares of common stock of Milnot as of September 23, 2005 are beneficially owned by Eagle. There are two classes of capital stock of Holdings authorized and outstanding: the Common Stock, which has full voting rights and the Series I Preferred Stock, which has limited voting rights. The following table sets forth, as of September 23, 2005, certain information regarding the beneficial ownership of Common Stock and Series I Preferred Stock, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to (i) each person known by the Company to be the beneficial owner of more than five percent of any class of Holdings’ voting securities, (ii) each of the directors and named executive officers of Holdings and Eagle and (iii) all directors and executive officers of Holdings and Eagle, as a group:

	Common Stock		Series I Preferred Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage	Number of Shares	Percentage
Dairy Farmers of America, Inc.
10220 N. Ambassador Drive
Kansas City, Missouri 64153	1,048,091	43.0	—	—

GE Investment Private Placement Partners II,
a Limited Partnership
3003 Summer Street
Stamford, CT 06905(2)	621,542	25.5	—	—

Mid-Am Capital, L.L.C.
10220 N. Ambassador Drive
Kansas City, Missouri 64153	—	—	150	100.0

Warburg, Pincus Ventures, L.P.
466 Lexington Avenue
New York, NY 10017(3)	621,542	25.5	—	—

Craig A. Steinke(4)	146,247	6.0	—	—

David A. Barr(3)	621,542	25.5

Gerald L Bos	1,048,091	43.0	150	100.0

Jeffrey Goldfaden	621,542	25.5	—	—

Andreas T. Hildebrand(2)(5)	—	—	—	—

Mark J. Strelecki(2)(5)	—	—	—	—

Donald W. Torey(2)(5)	—	—	—	—

Michael P. Conti	—	—	—	—

Kelly J. Crouse	—	—	—	—

Ronald E. Hord, Jr.	—	—	—	—

Harold G.M. Strunk	—	—	—	—

All directors and executive officers as a Group (11 persons)(6)	1,815,880	74.5	150	100.0

(1)	Pursuant to the rules of the Securities and Exchange Commission, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right. Unless otherwise indicated, each person’s address is c/o Eagle Family Foods, Inc. 735 Taylor Road, Gahanna, Ohio 43230. Messrs. Barr and Goldfaden have the same address as Warburg. Messrs. Hildebrand, Strelecki, and Torey have the same address as GEI. Mr. Bos has the same address as DFA.
(2)	Does not include any shares indirectly held by Trustees of GEPT by virtue of GEPT’s limited partnership interest in Warburg. GEPT is also a limited partner in GEI. GEIM is the general partner of GEI and a wholly owned subsidiary of GE. As a result, each of GEIM and GE may be deemed to be the beneficial owner of the shares owned by GEI.
(3)	The sole general partner of Warburg is Warburg Pincus Partners LLC, a New York limited liability company (“WP”). WP is managed by Warburg Pincus & Co., a New York general partnership. Warburg Pincus LLC, a New York limited liability company, manages Warburg. The members of Warburg Pincus LLC are substantially the same as the partners of Warburg Pincus & Co. David Barr, a director of Holdings, is a Managing Director and a member of Warburg Pincus LLC and a general partner of Warburg Pincus & Co. As such, Mr. Barr may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg, WP and Warburg Pincus & Co. Mr. Barr disclaims beneficial ownership of all such shares.
(4)	Includes 50,700 Restricted Shares, subject to certain vesting and forfeiture requirements, issued to Mr. Steinke.

(5)	Excludes 621,542 shares of Common Stock beneficially owned by GEI and GEIM. As an executive officer and director of GEIM, Mr. Torey has shared voting and investment power with respect to the shares held by GEI, and therefore, may be deemed to be the beneficial owner of such shares. Messrs. Hildebrand, Strelecki, and Torey disclaim beneficial ownership of all such shares owned by GEI and GEIM.
(6)	Includes 621,542 shares of Common Stock beneficially owned by Warburg. Excludes 621,542 shares of Common Stock beneficially owned by GEI.

In November 2004, Holdings effected a recapitalization of its existing Common Stock, the Series A Preferred Stock, and the Series B Preferred Stock. In order to effect the Recapitalization, Holdings (i) amended its Certificate of Incorporation, to provide for (A) an increase in the authorized shares of Common Stock from 1.2 million to 2.8 million and (B) authorization of its Series I Preferred Stock and (ii) entered into Contribution and Exchange Agreements with the Existing Stockholders, pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

On November 23, 2004, DFA was issued 1,048,091 shares of Common Stock of Holdings, representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10.0 million into the Company and transferred ownership of the El Paso Plant with an appraised value of $4.5 million. In addition, Mid-Am invested $6.0 million for 150 shares of Series I Preferred Stock.

Equity Compensation Plan Information

The following table sets forth information about the Common Stock issuable under the 1998 Stock Incentive Plan (the “Incentive Plan”) as of July 2, 2005. Only Restricted Shares had been issued under the Incentive Plan as of July 2, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (a)). (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	155,450	(2)

Total	—	—	155,450

(1)	On January 14, 1998, Holdings’ Board of Directors adopted the Incentive Plan. The Incentive Plan provides for the granting of incentive stock options, non-qualified stock options and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Holdings’ Board of Directors. Originally, there were 153,650 shares of Common Stock reserved for issuance under the Incentive Plan. As amended on January 5, 2000 by the Holdings’ Board of Directors, 206,150 shares of Common Stock may be awarded under the Incentive Plan, subject to certain adjustments reflecting changes in Holdings’ capitalization. As a result of the Recapitalization, 155,450 shares of common stock may be awarded.
(2)	All 155,450 shares of Common Stock remain available for issuance pursuant to the Incentive Plan. No options have been issued under the Incentive Plan.

The Holdings Stockholders Agreement

The relationship among DFA, GEI, and Warburg (collectively, the “Institutional Investors”), Mr. Steinke (a “Management Investor,” collectively with Institutional Investors, the “Investors”), and Holdings are governed by an Amended and Restated Stockholders Agreement, dated as of November 23, 2004 (the “Holdings Stockholders Agreement”). The following summary of certain provisions of the Holdings Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to all the provisions of the Holdings Stockholders Agreement.

Board of Directors. Holdings is managed by a Board of Directors to consist of eight members, or such other number as the Board may from time to time establish. Three members may be designated by GEI, three members may be designated by Warburg, one member may be designated by DFA, and in accordance with Mr. Steinke’s employment agreement, Mr. Steinke is a designated member. For so long as GEI beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate three directors to the Board of Directors. For so long as GEI beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate two directors to the Board of Directors. For so long as GEI beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, GEI has the right to designate one director to the Board of Directors. For so long as Warburg beneficially owns at least 20% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate three directors to the Board of Directors. For so long as Warburg beneficially owns at least 15% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate two directors to the Board of Directors. For so long as Warburg beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, Warburg has the right to designate one director to the Board of Directors. For as long as DFA beneficially owns at least 10% of the Common Stock outstanding on a fully diluted basis, DFA has the right to designate one director to the Board of Directors. In addition, as long as GEI and Warburg in the aggregate beneficially own more than 50% of the Common Stock outstanding on a fully diluted basis, GEI and Warburg have the right to designate a majority of the directors to the Board of Directors.

The consent of a majority of the Board of Directors which includes at least one of the directors designated by GEI, one of the directors designated by Warburg, and one of the directors designated by DFA is required for the approval of (i) the Company’s annual operating budget; (ii) capital expenditures or investments not approved in the annual budget in amounts greater than $500,000; (iii) any liquidation, dissolution or winding up, or any consent to a bankruptcy or insolvency or related proceeding involving, the Company or Holdings; (iv) any acquisition by the Company of any assets or stock, other than acquisitions of assets in the ordinary course of business; (v) any divestiture of assets in excess of $500,000 by the Company or Holdings, other than sales of inventory in the ordinary course of business; (vi) the issuance or sale of any debt or equity securities for cash; (vii) any expansion into new lines of business; (viii) any joint venture or strategic alliance; (ix) the repurchase or redemption of any outstanding shares of capital stock or the declaration or payment of any dividends on any shares of capital stock of the Company; (x) the amendment or modification of the certificate of incorporation or bylaws of the Company; (xi) the amendment, modification or termination of any employment agreement with any executive officer of the Company; (xii) the grant of any stock options or other equity-based compensation; (xiii) the hiring or firing of any executive officer; (xiv) any related party transactions; (xv) any loans or guarantees by the Company outside of the ordinary course of business; (xvi) any agreement having a duration in excess of one year and cumulative obligations in excess of $1 million; (xvii) the amendment, modification or termination of any agreement with any union; (xviii) the approval or adoption, amendment, modification or termination of certain employee benefit plans; and (xix) any agreement to do any of the foregoing.

The consent of a majority of the Board of Directors, which includes at least one of the directors designated by GEI and one of the directors designated by Warburg, is required for the approval of any merger or consolidation involving the Company.

Restrictions on Transfer of Stock. Securities held by the Management Investors, including any shares of Common Stock or Redeemable Preferred Stock and any options to acquire shares of Common Stock, may only be sold or otherwise transferred with the consent of the Board of Directors of Holdings.

Tag-Along Rights. The Holdings Stockholders Agreement provides that in the event any Investor chooses to sell or otherwise transfer more than 20% of its shares of Common Stock or Preferred Stock to a proposed transferee, the selling Investor must offer to each of the other Investors the right to participate in such sale on a pro rata basis based on ownership of the shares being sold.

Drag Along Rights. The Holdings Stockholders Agreement provides that in the event that GEI and Warburg (collectively, the “Majority Holders”) wish to (a) transfer in a bona fide arms’ length sales of their respective shares of Common Stock; (b) approve any merger of the Company; or (c) approve any sale of all or substantially all of the Company’s assets, the Majority Holders will have the right to, in the case of clause (a), require each other Investor to sell his or its share to the proposed buyer for the same per share consideration as proposed to the Majority Holders, or in the case of clause (b) and (c), require each Investor to vote his or its shares in favor of such transaction.

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

Termination. The tag-along rights, drag along rights, and subscription rights described above will terminate upon the completion of an initial public offering of Common Stock.

The Registration Rights Agreement

Holdings and the Investors entered into an Amended and Restated Registration Rights Agreement, dated as of November 23, 2004 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, each of Warburg, GEI, and DFA has two demand registration rights for each of its Common Stock. In addition, the Investors have unlimited Form S-3 registration rights and unlimited piggyback rights. All expenses related to these registrations (other than underwriting discounts and commissions) will be borne by Holdings. Holdings is required to use its best efforts to affect such registrations, subject to certain conditions and limitations. Holdings has agreed to indemnify the Investors for certain liabilities arising out of such registrations, including liabilities under the Securities Act.

Item 13: Certain Relationships and Related Transactions

Matters of compensation are reviewed and acted upon by the full Board of Directors, consisting of David A. Barr, Gerald L. Bos, Jeffrey Goldfaden, Andreas T. Hildebrand, Craig A. Steinke, Mark J. Strelecki and Donald W. Torey. Mr. Steinke is an executive officer and employee of Holdings, Eagle, and Milnot.

The Company secured its raw or condensed milk requirements for its Wellsboro, Pennsylvania and Starkville, Mississippi plants through supply arrangements with Dairy Marketing Services and DFA. Mr. Bos, a member of the Board of Directors of the Company since November 23, 2004, is associated with these two cooperative marketing associations. The pricing for the milk is established monthly through the Federal Order System, and includes an arm’s length determined delivery charge, defined as a milk premium. In addition, the Company will be securing its milk requirements for the El Paso Plant through a long-term supply agreement with DFA. The pricing of milk will be established monthly through the Federal Order System. The milk premium was established based on the market rate in the El Paso, Texas area, and is fixed for the duration of the contract. In addition, the Company periodically purchases milk from DFA on a spot market basis for the Seneca Plant.

Prior to the Company’s ownership of the El Paso Plant, DFA processed and converted milk into milk powder. The Company will continue to produce milk powder for DFA under a tolling arrangement, whereas the Company will not take ownership of the milk used in powder production, but will convert the milk into milk powder. The Company will charge DFA a tolling fee for this arrangement.

All future transactions between the Company and its officers, directors, principal stockholders or their respective affiliates, will be on terms no less favorable to the Company than can be obtained from unaffiliated third parties.

Item 14: Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the fees incurred by the Company for services rendered by its independent registered public accounting firms for fiscal year 2005 and 2004 (in thousands). The amounts reported for fiscal year 2005 represent fees incurred with its current independent registered public accounting firm, Grant Thornton LLP, and for fiscal year 2004 represent fees incurred with the predecessor independent registered public accounting firm, PricewaterhouseCoopers LLP.

	Fiscal Year 2005	Fiscal Year 2004
Audit Fees	$175.4	$167.8
Audit-Related Fees	20.0	190.5
Tax Fees	43.5	74.5

Total	$238.9	$432.8

Audit Fees for fiscal year 2005 and fiscal year 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company, the issuance of debt compliance letters and assistance with the review of documents filed with the Securities and Exchange Commission.

Audited-Related Fees for fiscal year 2005 were for consultation on transactional accounting for specific events during the fiscal year, and for fiscal year 2004 were for due diligence work pertaining to a potential acquisition.

Tax Fees for fiscal year 2005 and fiscal year 2004 were for services related to tax compliance and preparation of federal, state and local corporate tax returns and personal property returns and tax planning and tax advice. Fiscal year 2004 also included fees for tax services related to an acquisition attempt.

The Company does not have an audit committee and therefore the entire board is consulted before public accounting firms are engaged for any services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements of the Company

Page
Eagle Family Foods Holdings, Inc.

Report of Independent Registered Public Accounting Firms	43

Eagle Family Foods Holdings, Inc. Consolidated Statements of Operations for the Fifty-Two Week Period ended July 2, 2005, the Fifty-Three Week Period ended July 3, 2004, and the Fifty-Two Week Period ended June 28, 2003	45

Eagle Family Foods Holdings, Inc. Consolidated Balance Sheets as of July 2, 2005 and July 3, 2004	46

Eagle Family Foods Holdings, Inc. Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Loss for the Fifty-Two Week Period ended July 2, 2005, the Fifty-Three Week Period ended July 3, 2004, and the Fifty-Two Week Period ended June 28, 2003	47

Eagle Family Foods Holdings, Inc. Consolidated Statements of Cash Flows for the Fifty-Two Week Period ended July 2, 2005, the Fifty-Three Week Period ended July 3, 2004, and the Fifty-Two Week Period ended June 28, 2003	48

Notes to the Consolidated Financial Statements	49

(a)(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	66

All other schedules are omitted because the required information is presented either in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) Exhibits

1.1	Purchase Agreement, dated January 16, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.1 of the S-4)

2.1	Asset Purchase Agreement, dated as of November 24, 1997, as amended as of December 9, 1997 and January 15, 1998, by and among Borden Foods Corporation, BFC Investments, L.P., and the Company (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Eagle and Holdings filed on June 17, 1998 (the ‘‘S-4’’))

2.2	Asset Purchase Agreement, dated as of August 13, 2001, among Holdings, Eagle, Mott’s Inc. and Cadbury Beverages Delaware, Inc. (Incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed by Holdings and Eagle on October 3, 2001)

2.3	Asset Purchase Agreement, dated as of November 18, 2004, by and among Dairy Farmers of America, Inc., Mid-Am Capital, L.L.C., Eagle Family Foods Holdings, Inc. and Eagle Family Foods, Inc. (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed by Holdings and Eagle on November 22, 2004)

2.4	Stock Purchase Agreement, dated as of December 23, 2004 by and among Eagle Family Foods Holdings, Inc. and Milnot Holding Corporation (Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

3.1	Second Amended and Restated Certificate of Incorporation of Eagle Family Foods Holdings, Inc., dated November 23, 2004 (Incorporated by reference to Exhibit 3.1 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

3.2	Amended Bylaws of Holdings (Incorporated by reference to Exhibit 3.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

3.3	Restated Certificate of Incorporation of Eagle, dated November 19, 1997 (Incorporated by reference to Exhibit 3.3 of the S-4)

3.4	Amended Bylaws of Eagle (Incorporated by reference to Exhibit 3.2 of the Report on Form 10-Q, filed by Holdings and Eagle on May 14, 1999)

4.1	Indenture, dated January 23, 1998, among Holdings, Eagle and IBJ Schroder Bank & Trust Company (including Specimen Certificates of 8¾% Series Senior Subordinated Notes due 2008 and 8¾% Series B Senior Subordinated Notes due 2008) (Incorporated by reference to Exhibit 4.2 of the S-4)

4.2	Registration Rights Agreement, dated January 23, 1998, by and among Holdings, Eagle, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 4.3 of the S-4)

4.3	Amended and Restated Stockholders Agreement, dated as of November 23, 2004, by and among Eagle Family Foods Holdings, Inc., Dairy Farmers of America, Inc. and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.7 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

4.4	Amended and Restated Registration Rights Agreement, dated as of November 23, 2004 by and among Eagle Family Foods Holdings, Inc., Craig A. Steinke, Warburg, Pincus Ventures, L.P. and GE Investment Private Placement Partners II, Dairy Farmers of America, Inc., and Mid-Am Capital, L.L.C. (Incorporated by reference to Exhibit 10.10 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

4.5	Subscription Rights Agreement, dated as of January 23, 1998, by and among Holdings, GEI and Warburg (Incorporated by reference to Exhibit 4.7 of the S-4)

4.6	Subscription Agreement, dated September 27, 1999, by and among Holdings, GE Investment Private Placement Partners, II, a Limited Partnership and Warburg, Pincus Ventures, L. P. (Incorporated by reference to Exhibit 4.3 of the Report on Form 10-Q, filed by Holdings and Eagle on October 27, 1999)

4.7	First Supplemental Indenture, dated as of December 23, 2004, among Eagle Family Foods, Inc., Eagle Family Foods Holdings, Inc., Milnot Company and The Bank of New York, as trustee. (Incorporated by reference to Exhibit 4.1 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.1	License Agreement dated January 23, 1998 by and among BDH Two, Inc., Borden, Inc. and the Company (Incorporated by reference to Exhibit 10.2 of the S-4)

10.2	Assignment of Trademark License Agreement dated January 23, 1998, by and between BFC and the Company of BFC’s License Agreement, dated as of September 4, 1997, by and between BFC and Southern Foods Group, L.P. (Incorporated by reference to Exhibit 10.3 of the S-4)

10.3	License Agreement, dated January 23, 1998, by and between BFC and the Company (Incorporated by reference to Exhibit 10.4 of the S-4)

10.4	The 1998 Stock Incentive Plan of Holdings (Incorporated by reference to Exhibit 10.5 of the S-4)

10.5	Executive Employment Agreement, dated as of November 23, 2004 by and among Holdings, Craig A. Steinke, Warburg, Pincus Ventures, L.P. and GE Investment Private Placement Partners II and Dairy Farmers of America, Inc. (Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

10.6	Restricted Stock Agreement, dated as of November 23, 2004 by and among Eagle Family Foods Holdings, Inc. and Craig A. Steinke (Incorporated by reference to Exhibit 10.2 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

10.7	Amendment No. 1 to the Eagle Family Foods Holdings, Inc. 1998 Stock Incentive Plan, effective January 5, 2000 (Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q, filed by Holdings and Eagle on May 10, 2000)

10.8	Financing Agreement, dated as of March 23, 2004, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., the financial institutions from time to time party there to, Fortress Credit Opportunities, ILP, as collateral agent for the Lenders, and Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 99.1 of the Report on Form 8-K filed by Holdings and Eagle on March 25, 2004)

10.9	First Amendment to Financing Agreement, dated as of September 20, 2004, by and among Eagle Family Foods Holdings, Inc., as guarantor, Eagle Family Foods, Inc., as borrower, the financial institutions from time to time party thereto, as lenders, Fortress Credit Opportunities I LP, as collateral agent, and Congress Financial Corporation (Central), as administrative agent (Incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed by Holdings and Eagle on September 22, 2004)

10.10	Second Amendment to Financing Agreement dated as of November 23, 2004 by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.3 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

10.11	Third Amendment to Financing Agreement, dated as of December 23, 2004, by and among Eagle Family Foods Holdings, Inc., Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto, Fortress Credit Opportunities I LP, as collateral agent for the Lenders and Congress Financial Corporation (Central), as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.12	Subordinated Promissory Note, dated December 23, 2004 by and among Eagle Family Foods, Inc. and Milnot Holding Corporation (Incorporated by reference to Exhibit 10.3 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.13	Subordinated Promissory Note, dated December 21, 2004 by and among Eagle Family Foods, Inc. and Dairy Farmers of America, Inc. (Incorporated by reference to Exhibit 10.4 of the Report on Form 8-K, filed by Holdings and Eagle on December 28, 2004)

10.14	Tolling Agreement, dated as of November 23, 2004, by and between Eagle Family Foods, Inc. and Dairy Farmers of America, Inc. (Incorporated by reference to Exhibit 10.6 of the Report on Form 8-K, filed by Holdings and Eagle on November 30, 2004)

12.1	Eagle Family Foods Holdings, Inc. Ratio of Earnings to Fixed Charges

14.1	Code of Ethics for Eagle Family Foods Holdings, Inc. and Eagle Family Foods, Inc. (Incorporated by reference to Exhibit 14.1 of the Report on Form 10-K, filed by Holdings and Eagle on October 1, 2004)

21	Subsidiaries of registrants

31.1	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods, Inc.

31.2	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods Holdings, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC.

By:	/S/ CRAIG STEINKE
Craig Steinke
President, Chief Executive Officer and Chief Financial Officer

EAGLE FAMILY FOODS, INC.

By:	/S/ CRAIG STEINKE
Craig Steinke
President, Chief Executive Officer and Chief Financial Officer

September 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities indicated.

Name	Title	Date
/S/ CRAIG STEINKE Craig Steinke	Director, President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer and principal accounting officer)	September 23, 2005

/S/ DAVID A. BARR David A. Barr	Director	September 23, 2005

/S/ GERALD L. BOS Gerald L. Bos	Director	September 23, 2005

/S/ JEFFREY GOLDFADEN Jeffrey Goldfaden	Director	September 23, 2005

/S/ ANDREAS T. HILDEBRAND Andreas T. Hildebrand	Director	September 23, 2005

/S/ MARK J. STRELECKI Mark J. Strelecki	Director	September 23, 2005

/S/ DONALD W. TOREY Donald W. Torey	Director	September 23, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Eagle Family Foods Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Eagle Family Foods Holdings, Inc. and Subsidiaries (a Delaware corporation) as of July 2, 2005, and the related consolidated statements of operations, stockholders equity (deficit) and other comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Family Foods Holdings, Inc. and Subsidiaries as of July 2, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

Cleveland, Ohio
August 19, 2005 (except for Note 16, as to which the date is August 25, 2005)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Eagle Family Foods Holdings, Inc.

and its subsidiaries:

In our opinion, the consolidated balance sheet as of July 3, 2004 and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for the two periods ended July 3, 2004 and June 28, 2003 present fairly, in all material respects, the financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. and its subsidiaries at July 3, 2004 and for the periods ended July 3, 2004 and June 28, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein for the periods ended July 3, 2004 and June 28, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Columbus, Ohio

September 21, 2004

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Operations

(Dollars in Thousands)

	Fifty-Two Week Period Ended July 2, 2005	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended June 28, 2003
Net sales, before marketing allowance	$176,708	$139,973	$128,661
Marketing allowance	26,972	24,195	23,000

Net sales	149,736	115,778	105,661
Cost of goods sold	103,358	72,789	64,150

Gross margin	46,378	42,989	41,511

Distribution expense	11,408	7,578	6,405
Marketing expense	12,739	11,351	9,132
General and administrative expense	6,192	7,170	7,619
Amortization of intangible assets	126	—	1,660
Plant closure costs	1,471	—	—
Impairment charge on plant closures	2,858	—	—
Relocation and organization costs	551	—	—
Due diligence and other costs	—	1,516	—

Operating income	11,033	15,374	16,695
Interest expense	19,602	15,994	14,899
Costs related to refinancing	—	1,310	—

Income (loss) before income taxes from continuing operations	(8,569)	(1,930)	1,796
Income tax (expense) benefit	(37)	(73)	76

Income (loss) from continuing operations	(8,606)	(2,003)	1,872

Income from discontinued operations	—	607	136
Loss on disposal of discontinued operations	—	(1,007)	—

Income (loss) from discontinued operations	—	(400)	136

Cumulative effect of accounting change	—	—	56,614

Net loss	(8,606)	$(2,403)	$(54,606)

Preferred stock dividends	5,810
Excess of carrying value of preferred stock over the fair value of common stock issued upon redemption	165,918

Net gain attributable to common stockholders	$151,502

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Balance Sheets

(Dollars in Thousands Except Share Data)

	July 2, 2005	July 3, 2004
Assets
Current assets
Cash and cash equivalents	$1,943	$2,030
Accounts receivable, net	10,767	8,075
Inventories	43,712	33,298
Other current assets	725	1,634

Total current assets	57,147	45,037
Property and equipment, net	21,384	3,960
Goodwill	65,838	61,047
Other intangible assets	35,661	33,783
Other non-current assets	3,447	4,547

Total assets	$183,477	$148,374

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$74,546	$70,688
Accounts payable	12,121	7,093
Other accrued liabilities	6,940	5,904
Accrued interest	4,943	4,907

Total current liabilities	98,550	88,592

Long-term debt	126,751	115,000

Commitments and contingencies (Note 12)	—	—

Redeemable preferred stock, 1,000,000 shares authorized:
Series A preferred stock, $100 stated value, 816,750 shares issued and outstanding at redemption value	—	152,518
Treasury stock, 10,962 shares at cost	—	(1,382)

Series A preferred stock, net	—	151,136
Series B preferred stock, $100,000 stated value, 99 shares issued and outstanding at redemption value	—	15,769
Series I preferred stock, $0.01 par value,150 shares issued and outstanding	5,367	—

Total redeemable preferred stock	5,367	166,905

Stockholders’ deficit
Common stock $0.01 par value, 2,750,000 and 1,200,000 shares authorized, respectively, 2,437,422 and 957,235 shares issued and outstanding, respectively	24	10
Additional paid-in capital	25,627	958
Accumulated deficit	(71,943)	(223,445)
Unearned compensation	(687)	—
Accumulated other comprehensive (loss) income	(212)	354

Total stockholders’ deficit	(47,191)	(222,123)

Total liabilities and stockholders’ deficit	$183,477	$148,374

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Loss

For the Fifty-Two Week Period Ended July 2, 2005,

For the Fifty-Three Week Period Ended July 3, 2004, and

For the Fifty-Two Week Period Ended June 28, 2003

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive (Loss) Income	Total
Balance, June 29, 2002	$10	$958	$(136,660)	$—	$(110)	$(135,802)
Other comprehensive loss:
Net loss	—	—	(54,606)	—	—	(54,606)
Change in fair value of commodity contracts	—	—	—	—	37	37
Recognition of interest income	—	—	—	—	(121)	(121)
Foreign currency translation adjustment	—	—	—	—	206	206

Other comprehensive loss						(54,484)

Preferred stock dividend	—	—	(14,016)	—	—	(14,016)

Balance, June 28, 2003	10	958	(205,282)	—	12	(204,302)
Other comprehensive loss:
Net loss	—	—	(2,403)	—	—	(2,403)
Change in fair value of commodity contracts	—	—	—	—	176	176
Deferred gain on commodity contracts sold	—	—	—	—	1,969	1,969
Recognition of deferred gain on commodity contracts sold	—	—	—	—	(1,638)	(1,638)
Foreign currency translation adjustment	—	—	—	—	(165)	(165)

Other comprehensive loss						(2,061)

Preferred stock dividend	—	—	(15,760)	—	—	(15,760)

Balance, July 3, 2004	10	958	(223,445)	—	354	(222,123)
Other comprehensive loss:
Net loss	—	—	(8,606)	—	—	(8,606)
Change in fair value of commodity contracts	—	—	—	—	83	83
Deferred gain on commodity contracts sold	—	—	—	—	23	23
Recognition of deferred gain on commodity contracts sold	—	—	—	—	(354)	(354)
Minimum pension liability	—	—	—	—	(197)	(197)
Foreign currency translation adjustment	—	—	—	—	(121)	(121)

Other comprehensive loss						(9,172)

Preferred stock dividend	—	—	(5,810)	—	—	(5,810)
Issuance of common stock	10	15,091	—	—	—	15,101
Extinguishment of preferred stock	4	6,421	165,918	—	—	172,343
Discount on notes payable	—	2,304	—	—	—	2,304
Issuance of restricted common stock	—	853	—	(853)	—	—
Amortization of unearned compensation	—	—	—	166	—	166

Balance, July 2, 2005	$24	$25,627	$(71,943)	$(687)	$(212)	$(47,191)

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Fifty-Two Week Period Ended July 2, 2005	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended June 28, 2003
Cash flows (used in) from operating activities:
Net loss	$(8,606)	$(2,403)	$(54,606)
Adjustments to reconcile net loss to net cash (used in) from operating activities
Depreciation and amortization	1,962	2,398	5,322
Amortization of deferred financing costs	1,772	1,449	1,450
Impairment charge on plant closures	2,858	—	—
Write-off of deferred financing costs	—	1,273	—
Loss on disposal of discontinued operations	—	1,007	—
Loss (gain) on retirement/sale of fixed assets	—	6	(549)
Cumulative effect of accounting change	—	—	56,614
Net change in assets and liabilities:
Accounts receivable, net	2,796	(814)	2,118
Inventories	(6,919)	(3,149)	2,897
Accounts payable	1,847	1,589	(321)
Other assets	165	(614)	(617)
Other liabilities	(227)	(1,271)	(468)

Cash (used in) from operating activities	(4,352)	(529)	11,840

Cash (used in) from investing activities:
Capital expenditures	(12,933)	(789)	(610)
Payment for purchase of company	(13,722)	—	—
Proceeds from the sale of business	—	12,201	—
Proceeds from the sale of assets	—	—	593

Cash (used in) from investing activities	(26,655)	11,412	(17)

Cash from (used in) financing activities:
Borrowings from revolver	165,213	70,688	—
Payments under revolving credit facility	(161,355)	(58,600)	(64,600)
Proceeds from borrowings	12,000	—	—
Proceeds from sale of common stock, net of expenses	9,751	—	—
Proceeds from sale of preferred stock, net of expenses	5,897	—	—
Other financing costs	(665)	(2,905)	(563)
Borrowings under revolving credit facility	—	32,600	55,000
Payments under term loan facility	—	(52,252)	(936)

Cash from (used in) financing activities	30,841	(10,469)	(11,099)

Effect of exchange rate on cash	79	—	—

(Decrease) increase in cash and cash equivalents	(87)	414	724
Cash and cash equivalents at beginning of period	2,030	1,616	892

Cash and cash equivalents at end of period	$1,943	$2,030	$1,616

Supplemental disclosure:
Interest paid	$20,081	$15,532	$14,074

Non-cash activities for dividends accrued on redeemable preferred stock	$5,810	$15,760	$14,016

Common stock exchanged for property and equipment	$4,450	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

1. Basis of Presentation:

The accompanying consolidated financial statements as of July 2, 2005 and July 3, 2004 and for the fifty-two week period ended July 2, 2005 (“fiscal year 2005”), the fifty-three week period ended July 3, 2004 (“fiscal year 2004”), and the fifty-two week period ended June 28, 2003 (“fiscal year 2003”) present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s consolidated financial statements since December 23, 2004. Eagle, Holdings and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Under the guidelines of Regulation S-X Article 3, Rule 3-10(c), the Company will only present the consolidated financial statements of Holdings and will exclude separate financial statements of Eagle. Eagle is a wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantees the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

The Company has significant restrictions on the ability of Holdings or any guarantor to obtain funds from Eagle by dividend or loan as disclosed in Note 8. The Company has provided the disclosures prescribed by Rule 4-08(e)(3) with respect to the subsidiary issuers and subsidiary guarantors.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Included in these reclassifications is the presentation of the sale of the non-dairy business as discontinued operations pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) as disclosed in Note 4. The Company’s fiscal year end is the Saturday closest to June 30. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year ends.

The Company operates in a single segment that markets a portfolio of leading dry-grocery food products with widely recognized and established brands in the United States. The Company’s portfolio of products includes Eagle Brand sweetened condensed milk, None Such mincemeat pie filling, Kava acid-neutralized coffee and Borden eggnog, and through December 24, 2003 included Cremora powdered non-dairy creamer. With the acquisition of Milnot, the Company, in addition to manufacturing sweetened condensed milk and mincemeat pie filling in the U.S., manufactures evaporated milk products. With the Milnot Acquisition, the Company has a stronger presence in the private label sector of the canned milk category, which includes sweetened condensed and evaporated milk products. The Company began marketing premium dessert kits in fiscal year 2004. These kits utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The Company also markets sweetened condensed milk products in Canada.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $150, $262 and $285 for fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

Advertising and Promotion

The Company advertises its products through national and regional media, and through cooperative advertising programs with retailers. Certain products are also promoted with direct consumer rebate programs. The Company’s customers may also be offered pre-season stocking and in-store promotional allowances.

Production costs of media advertising and consumer promotion events are deferred until the advertising or promotion first occurs. Advertising and promotional expenses were $30,428, $31,469, and $31,871 for fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively.

Cash and Cash Equivalents

The Company considers liquid investments purchased with an initial term to maturity of three months or less when purchased to be cash equivalents. Cash held in a foreign bank account totaled $1,240 and $836 as of July 2, 2005 and July 3, 2004, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Customer credit is extended based on an evaluation of the customer’s financial condition. Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The balance substantially represents trade receivables. In fiscal year 2005, the Company had one customer that comprised of approximately 17% of the Company’s sales. The Company provides for an allowance for doubtful accounts based on the aging of the accounts receivable balances, historical write-off experience and an on-going review of the Company’s trade customers and those customers’ ability to make payment. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Allowance for doubtful accounts totaled $289 and $149 as of July 2, 2005 and July 3, 2004, respectively.

Inventories

Inventories are stated at the lower of cost or market, with cost of goods sold being determined using the first-in, first-out method.

Slotting Allowance

The costs of obtaining shelf space (slotting) are expensed over a period not to exceed twelve months. Slotting expense was $40, $138, and $122 for fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated for financial reporting purposes on a straight-line method using estimated service lives ranging principally from 8-20 years for buildings and improvements and 3-10 years for other property and equipment. When assets are sold, retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gain or loss is recorded in the statement of operations. Normal maintenance and repairs are expensed as incurred, while major renewals and betterments that extend service lives are capitalized. Capitalized interest was $265 in fiscal year 2005.

Capitalized Software Costs

Certain external costs of computer software developed or obtained for internal use and internal payroll and payroll related costs incurred during the application development and implementation stages of a software project are capitalized and amortized on a straight-line basis over the useful life of the software. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized software costs were $9,224 and $9,063 at July 2, 2005 and July 3, 2004, respectively, and had a net book value of $177 and $99 at July 2, 2005 and July 3, 2004, respectively.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

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

Identifiable intangible assets with definite lives are amortized over their estimated useful lives and tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. Impairment occurs when the fair value of the asset is less than its carrying amount. If impaired, the asset is written down to its fair value. Additional financial information is disclosed in Note 7.

Other Non-current Assets

Other non-current assets at July 2, 2005 and July 3, 2004 consisted primarily of net deferred financing costs amounting to approximately $3,447 and $4,547, respectively. Such costs are amortized over the term of the related debt using the effective interest method.

Income Taxes

Income taxes are recognized using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. The Company assesses the recoverability of the deferred tax assets when events or circumstances indicate that it is more likely than not that the assets will not be recovered. The Company has recorded a valuation allowance for the net deferred tax assets and net operating loss carry forwards. The Company intends to maintain a full valuation allowance for the net deferred tax assets and net operating loss carry forwards until sufficient positive evidence exists to support reversal of the remaining reserve. Until such time, except for minor state and local tax expenses, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize deferred tax assets in the future in excess of the currently realized amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

Derivative Instruments and Hedging

The Company accounts for derivative instruments and hedging in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge (fair value or cash flow), changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The amount of the hedged item is expected to be recorded to earnings within twelve months. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company had no derivative instruments as of July 2, 2005. As of July 3, 2004, the Company had future milk contracts with a cost of $4,091 and a current market value of $4,011, or an aggregate market loss of $80.

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

Recently Issued Accounting Statements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the effect the adoption of this statement will have on the consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of abnormal. SFAS No. 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial position or results of operations.

3. Investment and Acquisition Activities:

On November 23, 2004, Dairy Farmers of America, Inc. (“DFA”) was issued 1,048,091 shares of Common Stock of Holdings (“DFA Transaction”), representing 43% of the voting equity of Holdings. In exchange for these shares, DFA contributed $10,000 into the Company and transferred ownership of an existing non-fat dry milk powder manufacturing plant in El Paso, Texas (the “El Paso Plant”) with an appraised value of $4,450. In addition, Mid-Am Capital, L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6,000 for 150 shares of a new series of Preferred Stock of Holdings (“Series I Preferred Stock”). The Company will use the majority of these proceeds to refurbish the El Paso Plant and expand the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk.

Based upon an independent appraisal, the Company adjusted its value of Series I Preferred Stock to $5,100, less an allocation of cost of issuance. The Company has recorded the value of the common stock issued to DFA at $17,654 less an allocation of cost of issuance. The common stock purchased by DFA is valued on the cash consideration received, the appraised value of the plant received by the Company, the discount on the DFA Note, and the excess of cash consideration received by the Company for the Series I Preferred Stock over the appraised value of the Series I Preferred Stock.

Eagle entered into a five-year milk supply agreement in which DFA will supply raw milk, on an ongoing basis, to the El Paso Plant to manufacture canned milk. In addition, Eagle entered into a tolling agreement, in which the Company from time to time will process raw milk supplied by DFA into condensed milk or dry milk powder. As stated in the tolling agreement, the Company will not purchase the raw milk, but will process the milk to a condensed milk or dry milk powder form for a processing fee. DFA may secure alternative milk powder processors to provide this service.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17,000, subject to a working capital adjustment of $1,727. The form of payment included (i) cash in the amount of $15,000, adjusted for the working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2,000 (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with the proceeds of the DFA Note and additional borrowings under the Company’s Revolving Financing Facility.

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

The components and allocation of the purchase price, as adjusted for the final purchase price allocation, were as follows:

Components of purchase price
Cash paid	$15,000
Working capital adjustment	(1,727)
Subordinated promissory note, net of discount	1,629
Transaction costs	204

Net assets acquired	$15,106

Allocation of purchase price
Current assets	$7,903
Property, plant and equipment	4,143
Goodwill	4,791
Other intangible assets	2,004

Total assets acquired	18,841
Current liabilities assumed	3,735

Net assets acquired	$15,106

The following pro forma information presents the consolidated results of operations of the Company and Milnot for fiscal year 2005 and fiscal year 2004 as if the acquisition occurred at the beginning of each period. Loss from continuing operations was adjusted to reflect the depreciation expense of the appraised value of property, plant and equipment, the amortization expense of the fair value of intangible assets, and the interest expense on debt incurred for the acquisition. The pro forma results have been prepared for illustrative purposes and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results that may occur in the future. Pro forma net sales and income from continuing operations were as follows:

	Fifty-Two Week Period Ended July 2, 2005	Fifty-Three Week Period Ended July 3, 2004
Net sales	$185,275	$167,186

Loss from continuing operations	$(8,467)	$(3,960)

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

4. Divestiture and restructuring activities:

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) (“Wellsboro Plant Closure”). Future production will be shifted to the El Paso Plant, or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. The Company recorded an impairment charge of $2,469 in fiscal year 2005 for the production assets at the PA Plant. An amount of $1,471 was recorded as closure and employee costs, including benefits and severance for the 89 employees, during fiscal year 2005.

On June 29, 2005, the Company announced its plan to close its sweetened condensed milk plant located in Starkville, Mississippi (“MS Plant”) by October 2005 (“Starkville Plant Closure”). Future production will be shifted to the El Paso Plant. The Company recorded an impairment charge of $389 in fiscal year 2005 for the production assets at the MS Plant. The employee costs including benefits and severance for the 29 employees are expected to be approximately $500. These costs have not been expensed and accrued during fiscal year 2005, as the bargaining unit employees had to approve the termination package. This approval occurred in July 2005. Other closure costs have not yet been determined.

On December 24, 2003, the Company sold to Dean Specialty Foods Group, LLC the Company’s business of marketing, distributing and selling powdered non-dairy creamer sold under the Cremora and Cremora Royale brand names (“Non-Dairy Creamer Business”) and related assets, including inventory (“Non-Dairy Creamer Sale”). The purchase price was $12,201. The Company recognized a loss of $1,007 on the sale, which included the book values of $3,433, $6,307, $2,260 and $201 for tradenames, goodwill, inventory and other prepaid assets, respectively. The Company incurred $1,007 of expenses related to the Non-Dairy Creamer Sale.

Effective December 30, 2002, the Company closed its powdered non-dairy creamer manufacturing plant in Chester, South Carolina (“Non-Dairy Creamer Plant Closure”). In connection with the Non-Dairy Creamer Plant Closure, the Company recorded a charge of $1,190 in fiscal year 2003. The closure charges included $1,321 for termination pay and benefits for the 79 displaced employees, $411 for other plant closure costs and contractual expenditures, offset by a $542 gain on the sale of the South Carolina property.

In accordance with the provisions of SFAS No. 144, the results of operations of the Non-Dairy Creamer Business have been classified as discontinued operations and prior period results of operations have been reclassified. Interest expense associated with the term debt to be paid down because of the sale of the businesses has been allocated to discontinued operations.

The results of operations of the discontinued businesses for fiscal year 2004 and fiscal year 2003 were as follows:

	Fifty-Three Week Period Ended July 3, 2004	Fifty-Two Week Period Ended June 28, 2003
Net sales	$7,368	$23,061

Operating income	$920	$795
Interest expense, net	313	659

Income from discontinued operations	$607	$136

Included within the operating income for fiscal year 2003 was the charge of $1,190 for the Non-Dairy Creamer Plant Closure.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

5. Inventories:

Inventories are stated at lower of cost or market and consisted of the following:

	July 2, 2005	July 3, 2004
Finished goods	$39,336	$31,342
Raw material	4,376	1,956

Total inventories	$43,712	$33,298

6. Property and Equipment:

Property and equipment are recorded at cost and consisted of the following:

	July 2, 2005	July 3, 2004
Land	$786	$355
Buildings and improvements	4,845	3,575
Machinery and equipment	9,186	13,147
Computers	11,280	11,033
Construction in progress	12,212	110

Total property and equipment	38,309	28,220
Accumulated depreciation	(16,925)	(24,260)

Net property and equipment	$21,384	$3,960

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever evidence exists that the carrying value is not recoverable. Because of the Wellsboro Plant Closure, the Company recorded an impairment charge of $2,469 in fiscal year 2005 for the production assets at its PA Plant. The Company has prepared the PA Plant for sale. In addition, the Company recorded an impairment charge of $389 in fiscal year 2005 for the production assets at its MS Plant due to the pending Starkville Plant Closure.

7. Goodwill and Other Intangible Assets:

Effective June 30, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with this standard, goodwill and certain other intangible assets have been classified as indefinite-lived assets that are no longer subject to amortization. Indefinite-lived intangible assets are subject to an impairment test upon adoption and at least annually thereafter. As of June 30, 2002, the value of the indefinite-lived tradenames was determined using a royalty savings methodology and discounted cash flows. As a result, the Company recorded an impairment charge of $43,736 against tradenames. After completing the valuation and impairment of the tradenames, a market valuation of goodwill was assessed based on estimated future discounted cash flow earnings. As a result, the Company recorded an impairment charge of $12,878 against goodwill. The transitional impairment charge was recorded as a cumulative effect of an accounting change. The Company performed its annual impairment test of intangible assets during the period ended October 2, 2004 and during the quarterly period ending October 1, 2005, and determined there was no impairment. Pursuant to the sale of the Non-Dairy Creamer Business, the Company sold tradenames and goodwill with the book values of $3,433 and $6,307, respectively, in fiscal year 2004.

In association with the Milnot acquisition, the Company recorded $4,791 for goodwill based on the estimated fair value of assets acquired and liabilities assumed, $1,260 for a covenant not to compete agreement for which the fair value was determined based on the difference in estimated future discounted cash flow earnings with and without the agreement, and $744 for trademarks for which the value was based on a royalty savings methodology.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

Other intangible assets consisted of the following:

	July 2, 2005			July 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$(126)	$1,134	$—

Intangible assets not subject to amortization:
Tradenames			34,527	33,783

Total other intangible assets			$35,661	$33,783

Total amortization of intangible assets was $126, $0, and $1,652 for fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively. The estimated amortization expense is $252 for fiscal years 2006 through 2009, and $126 for fiscal year 2010.

8. Debt:

Debt consisted of the following:

	July 2, 2005	July 3, 2004
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	74,546	70,688
Subordinated promissory notes due November 1, 2007	14,000	—
Unamortized discount on subordinated promissory notes	(2,249)	—

Total debt	201,297	185,688
Less: revolving financing facility	(74,546)	(70,688)

Long-term debt	$126,751	$115,000

The maturities for the abovementioned debts are $74,546 and $129,000 in fiscal year 2005 and fiscal year 2008, respectively.

Senior Subordinated Notes

The Company’s $115,000 of Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, commencing July 15, 1998. The fair market value of the Senior Notes was approximately $92,000 and $80,500 at July 2, 2005 and July 3, 2004, respectively.

The Senior Notes are unconditionally guaranteed by Holdings (the “Parent Guarantee”) and by each future Domestic Subsidiary of the Company (each, a “Domestic Subsidiary Guarantee” and, collectively, the “Domestic Subsidiary Guarantees”). The Parent Guarantee and the Domestic Subsidiary Guarantees are joint and several as well as full and unconditional. The Senior Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Company. The Senior Notes include certain covenants including limitations on indebtedness, dividends and other payment restrictions affecting subsidiaries, subordinated liens, sale and leaseback transactions, sale or issuance of capital stock of subsidiaries, merger, consolidation or sale of assets, transactions with affiliates and layering debt. The indenture provides that the Company will not, and will not permit any of its subsidiaries, directly or indirectly, to declare or pay any dividend or make any distribution on or in respect of its capital stock except dividends or distributions payable solely in its capital stock (other than redeemable stock) and except dividends or distributions payable solely to the Company or any wholly-owned subsidiary of the Company. Furthermore, Holdings’ ability to obtain funds from its subsidiaries is restricted by the Senior Notes because (1) Holdings may not hold assets other than Company capital stock and other minimal assets related to the business of holding such stock and (2) Holdings may not incur any additional liabilities other than in the ordinary course of business.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

As of September 15, 2005, GEI and Warburg, significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to that stockholder on the Senior Notes after March 23, 2004.

Revolving Financing Facility

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Congress Financial Corporation (Central) (“Congress”), an administrative agent for the Lenders. The Financing Agreement provides for a secured Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000, until December 31, 2005, thereafter until maturity not to exceed $53,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of July 2, 2005, the maximum available borrowing base on Revolver A was $33,695. As of July 2, 2005 and July 3, 2004, the borrowings under Revolver A were $11,546 and $15,688, respectively, and as of July 2, 2005 and July 3, 2004, the borrowings under Revolver B were $63,000 and $55,000, respectively. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s fiscal year were as follows. On September 20, 2004, the Company entered into a First Amendment to the Financing Agreement that temporarily increased the principal amount available for borrowing under Revolver A from $27,000 to $30,000 through and including November 3, 2004. On November 23, 2004 the Company entered into a Second Amendment to the Financing Agreement which, among other things, (i) temporarily increased the credit commitment under the Revolving B loan to $63,000 beginning on January 1, 2005 until and including December 31, 2005, (ii) expressly permitted the acquisition by the Company of the El Paso Plant, (iii) expressly permitted the issuance of shares by Holdings of its capital stock of DFA, and/or one or more of its affiliates and (iv) amended the financial covenants to, among other things, account for the inclusion of the El Paso Plant in the Company’s business. On December 23, 2004, the Company entered into a Third Amendment to the Financing Agreement which, among other things, (i) increased the Revolving A Credit Commitment to $40,000, (ii) consented to the Milnot Acquisition, (iii) allowed for the issuance by Eagle of the DFA Note and the Milnot Note, as described below, and (iv) amended the financial covenants to include the impact of the inclusion of Milnot in the Company’s business. Additional information on the Financing Agreement is disclosed in Note 16.

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet in accordance with the FASB’s Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement”(“EITF 95-22”). The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred.

The proceeds from the Revolving Financing Facility were used, in part, to repay all amounts outstanding under the Company’s previous bank facilities and will be used, in part, to fund working capital of the Company and for other general corporate purposes.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia Bank (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is 10.0% plus the greater of 2.0% and LIBOR or 8.0% plus the greater of 4.0% and the Reference Rate. The weighted average interest rate for fiscal year 2005 was 5.0% and 12.7% on Revolver A and Revolver B, respectively. The fair market value of the Revolving Financing Facility at July 2, 2005 was approximately the carrying value.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by the end of the Company’s second fiscal quarter. The principal amount as of January 3, 2006 is to be less than $57,748. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2,000 for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

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

The Company has pledged or assigned a security interest in substantially all of its assets to secure payment of its indebtedness and other obligations under the Financing Agreement. Significant stockholders, GE Investment Private Placement Partners II, L.P. (“GEI”) and Warburg, Pincus Ventures, L.P. (“Warburg,” and together with GEI, the “Equity Sponsors”), have guaranteed the payments of the Revolver B obligations and associated costs (the “Guaranteed Obligations”). This guaranty is limited in amount to the lesser of (i) the aggregate amount of interest paid to the Equity Sponsors after March 23, 2004 in respect of the Senior Notes (as defined below) held by such Equity Sponsors and their affiliates and (ii) the aggregate amount of the outstanding Guaranteed Obligations.

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

As of July 2, 2005, the Company had letters of credit outstanding totaling $1,183 under the Revolving Financing Facility, as required by certain insurance policies.

Subordinated Promissory Notes

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of DFA for the aggregate principal amount of $12,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued the Milnot Note, each in connection with the Milnot Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company ( as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for fiscal year 2005 was 5.0%.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

In accordance with APB Opinion No. 21, “Interest on Receivables and Payables,” the Company recorded the Acquisition Notes at the present value using the Company’s current interest rate for long-term borrowings at the debt issuance date. The purchase price of the Milnot Acquisition has been adjusted by $371 for the discount on the Milnot Note. The DFA Note has been discounted by $2,304 in conjunction with DFA’s purchase of Holdings’ common stock. The discount is amortized over the term of the Acquisition Notes using the effective interest method.

9. Income Taxes:

The Company assesses the recoverability of the deferred tax assets and records a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. The Company has recorded a $61,814 valuation allowance for the net deferred tax assets and net operating loss carry forwards as of July 2, 2005. Management continues to see lower industry market values in the current economic environment, which could affect the tax planning strategies available to the Company. The Company maintains a full valuation allowance for its net deferred tax assets and net operating loss carry forwards, as sufficient positive evidence does not exist to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

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

A comparative analysis of the Company’s expense (benefit) for income taxes from earnings before income taxes and cumulative effect of accounting change consisted of the following:

	July 2, 2005	July 3, 2004	June 28, 2003
Federal	$—	$—	$(97)
State	37	73	21

	$37	$73	$(76)

At July 2, 2005, the Company had $138,488 of accumulated net operating loss carry forwards for tax reporting purposes. The tax net operating losses expire, if unused, beginning in 2018.

Reconciliation of the differences between income taxes computed at Federal statutory rates and the consolidated expense (benefit) for income taxes on earnings before income taxes and cumulative effect of accounting change are as follows:

	July 2, 2005	July 3, 2004	June 28, 2003
Income tax expense (benefit) computed at the Federal statutory tax rate	$(2,999)	$(847)	$(19,140)
State tax expense (benefit), net of Federal tax benefits	(3,291)	13	(1,060)
Valuation allowance	6,247	907	20,124
Other	80	—	—

	$37	$73	$(76)

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

Deferred tax assets and liabilities consisted of the following:

	July 2, 2005	July 3, 2004	June 28, 2003
Net operating loss carry forward	$54,063	$49,393	$36,418
Intangible assets	4,421	2,265	14,890
Property and equipment	1,054	609	386
All other assets	2,384	1,988	1,842
All other liabilities	(108)	(57)	(245)
Valuation allowance	(61,814)	(54,198)	(53,291)

Net deferred tax asset	$—	$—	$—

10. Supplemental Information:

Other accrued liabilities consisted of the following:

	July 2, 2005	July 3, 2004
Other accrued liabilities:
Customer allowances	$3,027	$2,803
Insurance accruals	1,161	1,224
Coupon accrual	544	497
Broker commissions	410	326
Compensation and related accruals	1,781	999
Other	17	55

Total other accrued liabilities	$6,940	$5,904

11. Redeemable Preferred Stock:

In November 2004, Holdings effected a recapitalization of its existing Common Stock, Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”), and Series B Non-Voting Preferred Stock (the “Series B Preferred Stock”) (the “Recapitalization”). In order to effect the Recapitalization, Holdings (i) amended its Certificate of Incorporation (as amended on November 23, 2004) (the “Certification of Incorporation”), to provide for (A) an increase in the authorized shares of Common Stock from 1,200,000 to 2,750,000 and (B) authorization of its Series I Preferred Stock and (ii) entered into Contribution and Exchange Agreements (together, the “Contribution and Exchange Agreements”) with its existing equity holders (the “Existing Stockholders”), Warburg, GEI and Mr. Craig A. Steinke, Chief Executive Officer, Chief Financial Officer and President of Holdings pursuant to which the Existing Stockholders contributed and exchanged their existing shares of Common Stock, Series A Preferred Stock (plus accrued and unpaid dividends) and Series B Preferred Stock (plus accrued and unpaid dividends) as applicable, for shares of Common Stock.

For accounting purposes, the Recapitalization has been treated as an extinguishment of Series A Preferred Stock and Series B Preferred Stock. The fair value of Common Stock exchanged was $6,425 and the carrying value of Series A Preferred Stock and Series B Preferred Stock aggregated to $172,343. The resulting extinguishment gain of $165,918 (“Extinguishment Gain”) has been reflected as an adjustment to accumulated deficit. The Company’s final valuation of the Recapitalization is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA.

On November 23, 2004, Mid-Am, an affiliate of DFA, invested $6,000 into Holdings for 150 shares of Series I Preferred Stock at a par value of $0.01 per share (the “Series I Stated Value”). Based on an independent appraisal, the Company recorded the value of the Series I Preferred Stock at $5,100, less an allocation of cost of issuance. The excess of cash received from Mid-Am over the appraised value of the Series I Preferred Stock was recorded as additional paid-in capital. The Series I Preferred Stock provides for the accretion of preferential cumulative dividends at an annual rate of 10%, compounded quarterly to a liquidation value. Dividends are payable as declared by the Holdings’ Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the “Common Stock”).

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

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

Cumulative accrued dividends on the Series A Preferred Stock and Series B Preferred Stock totaled $76,712, at July 3, 2004, and was subsequently contributed and exchanged as part of the Recapitalization. Cumulative accrued dividends on the Series I Preferred Stock were $373 as of July 2, 2005. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit. In fiscal year 2005, the Extinguishment Gain and the preferred stock dividends have been reported on the Consolidated Statements of Operations in computing net gain attributable to common stockholders. In fiscal year 2004 and fiscal year 2003, the accretion of the preferred stock dividends has been reported on the Consolidated Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Loss.

12. Commitments and Contingencies:

The Company leases buildings and equipment under various non-cancelable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The minimum lease payments are $496, $426, $258, $183, $129, and $90 for fiscal year 2006, fiscal year 2007, fiscal year 2008, fiscal year 2009, fiscal year 2010, and thereafter, respectively. The Company’s rent expense for fiscal year 2005 was $492. In addition, the Company estimates the remaining cost of construction on the El Paso Plant will be $3,936.

Employment Agreement and Arrangements. The Company has an employment agreement with the Chief Executive Officer and has employment arrangements with certain other key executives which provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions.

13. Stock Options and Restricted Stock:

The Company has a 1998 Stock Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, and restricted stock to officers, key employees, directors and consultants of the Company at the discretion of a committee of the Board of Directors. As amended on January 5, 2000, a total of 206,150 shares of common stock may be awarded under the Incentive Plan, subject to certain adjustments reflecting changes in Holdings’ capitalization.

Grants of options and the periods during which such options can be exercised, and grants of restricted stock and the periods during which such grants become unrestricted and vest are at the discretion of a committee. As of July 2, 2005, there were no stock options or restricted stock outstanding, except as noted below.

On November 23, 2004, the Company granted a restricted stock award under the Incentive Plan of 50,700 shares of the Common Stock of Holdings a fair value of $853, with a vesting period of three years. The Company’s final valuation of the restricted stock award is based on the fair value of the Common Stock exchanged using the value assigned to Common Stock issued to DFA. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period. The amortized expense for the period ended July 2, 2005 was $166.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

A summary of restricted stock transactions for the fiscal year 2005, fiscal year 2004, and fiscal year 2003 is as follows:

	Shares of Restricted Stock	Fair Market Value at Issuance Date
Outstanding at June 29, 2002	85,182	$43
Cancelled	(300)	—

Outstanding at June 28, 2003	84,882	43
Cancelled	(45,047)	(38)

Outstanding at July 3, 2004	39,835	5
Cancelled	(39,835)	(5)
Granted	50,700	853

Outstanding at July 2, 2005	50,700	$853

Unearned compensation is charged for the fair value of the restricted shares granted and issued in accordance with the Incentive Plan. The unearned compensation is shown as a reduction of stockholders’ deficit in the accompanying Consolidated Balance Sheets of Holdings. Unearned compensation is amortized ratably over the restricted period.

14. Retirement Plan:

The Company sponsors a defined contribution 401(k) retirement plan. Participation in this plan is available to all employees who have completed certain minimum service requirements. Company contributions to this plan are based on a percentage of employees’ annual compensation. The costs of this plan were $270, $222, and $340 for fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively.

The Company sponsors a defined benefit plan covering all eligible union employees (“Benefit Plan”) and provides a defined benefit based on years of service. The following tables present information about benefit obligations, plan assets, annual expense, net periodic benefit costs, and other assumptions about the Company’s Benefit Plan as of December 31 for each respective year. Due to the Wellsboro Plant Closure, all Wellsboro union employees who were actively employed on or after December 31, 2004 were deemed 100% vested in the plan.

	Twelve Months Ended
	December 31, 2004	December 31, 2003
Change in benefit obligation
Benefit obligation at beginning of year	$425	$321
Service cost	68	60
Interest cost	27	21
Assumption changes	69	—
Experience losses	7	23

Benefit obligation at end of year	$596	$425

Change in plan assets
Fair value of plan assets at beginning of year	$304	$237
Employer contribution	90	70
Benefits paid	(6)	(4)
Interest earned	16	1
Dividends earned	3	—

Fair value of plan assets at end of year	$407	$304

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

	Twelve Months Ended
	December 31, 2004	December 31, 2003
Funded Status
Benefit obligation	$596	$425
Fair value of plan assets	407	304

Funded Status	$189	$121

Weighted average assumptions
Discount rate	5.75%	6.50%
Expected rate of return	6.50%	8.00%

	December 31, 2004	December 31, 2003	December 31, 2002
Components of net periodic benefit cost
Service cost	$68	$60	$60
Interest cost	27	21	15
Expected return on plan assets	(19)	(16)	(12)
Amortization of net (gain) loss	9	6	6

Net periodic benefit cost	$85	$71	$69

As of July 2, 2005 and July 3, 2004, the amounts recognized in the consolidated balance sheet were in the pension liability, $220 and $38, and in other comprehensive income, $197 and $0, respectively. The Company expensed $100, $77, and $74 in fiscal year 2005, fiscal year 2004, and fiscal year 2003, respectively. The Company anticipates contributing $100 to fund its Benefit Plan during the twelve-month period ending December 31, 2005.

Estimated benefit payments for future years are as follows:

2005	$75,511
2006	$6,346
2007	$7,687
2008	$11,975
2009	$15,252
2010-2014	$115,346

15. Related Transactions:

The Company secured its raw or condensed milk requirements for its Wellsboro, Pennsylvania and Starkville, Mississippi plants through supply arrangements with Dairy Marketing Services and DFA. A member of the Board of Directors of the Company since November 23, 2004 is associated with these two cooperative marketing associations. The pricing for the milk is established through the Federal Order from the Federal Milk Market, and includes a delivery charge, defined as a milk premium. In addition, the Company will be securing its milk requirements for its El Paso Plant through a long-term milk supply agreement with DFA. The pricing of milk will be established monthly through the Federal Order System. The milk premium was established based on the market rate in the El Paso, Texas area, and is fixed for the duration of the contract. In addition, the Company periodically purchases milk from DFA on a spot market basis for the Seneca, Missouri plant.

In addition, Eagle entered into a tolling agreement with DFA, in which the Company, from time to time, will process raw milk supplied by DFA into condensed milk or milk powder in return for a tolling fee. Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. DFA may secure alternative milk powder processors to provide this service. This tolling agreement became effective as of August 15, 2005.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Financial Statements – continued

(Dollars in Thousands Except Share Data)

16. Subsequent Event:

On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”) by and among Holdings, as guarantor, Eagle, as borrower, certain financial institutions from time to time party thereto, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The Fourth Admendment, among other things, (i) increased the maximum fixed charge coverage ratio and (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2006.

On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”) by and among Eagle, Holdings and Milnot as guarantors, certain financial institutions from time to time party thereto, Fortress, as collateral agent for the Lenders, and Congress, as administrative agent for the Lenders. The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2005, and (ii) decreased the amount of capital expenditures permitted for fiscal year ending June 30, 2006.

Schedule II

Eagle Family Foods Holdings, Inc.

Valuation and Qualifying Accounts

(Dollars in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts		Deductions	Balance at end of period
Deferred income tax valuation allowance
For the year ended July 2, 2005	$54,198	6,247	1,369	(1)	—	$61,814
For the year ended July 3, 2004	$53,291	907	—		—	$54,198
For the year ended June 28, 2003	$33,167	20,124	—		—	$53,291

Allowance for Doubtful Accounts
For the year ended July 2, 2005	$149	72	68	(2)	—	$289
For the year ended July 3, 2004	$183	72	—		106	$149
For the year ended June 28, 2003	$145	72	—		34	$183

(1)	Represents the valuation allowance established against the deferred tax assets acquired with the Milnot Company acquisition. The Milnot Company was acquired on December 23, 2004.

(2)	Represents the acquired allowance for doubtful accounts for the Milnot Company.