Form 10-Q
period 2005-10-01
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2005-11-10
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recent completed second fiscal year. None.

As of November 10, 2005, there were 2,437,422 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	October 1, 2005	October 2, 2004
Net sales, before marketing allowance	$58,426	$38,854
Marketing allowance	6,870	6,655

Net sales	51,556	32,199
Cost of goods sold	37,920	20,367

Gross margin	13,636	11,832
Distribution expense	3,635	2,430
Marketing expense	3,358	3,199
General and administrative expense	1,585	1,407
Plant closure costs	502	—
Relocation and organization costs	131	—
Amortization of intangible assets	63	—

Operating income	4,362	4,796
Interest expense	5,990	4,926

Loss before income taxes	(1,628)	(130)
Income tax expense	20	10

Net loss	(1,648)	(140)
Preferred stock dividends	159	4,158

Net loss attributable to common stockholders	$(1,807)	$(4,298)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Balance Sheets

(Dollars in Thousands Except Share Data)

	October 1, 2005	July 2, 2005
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$3,461	$1,943
Accounts receivable, net	21,511	10,767
Inventories	40,622	43,712
Other current assets	1,154	725

Total current assets	66,748	57,147
Property and equipment, net	25,236	21,384
Goodwill	65,838	65,838
Other intangible assets	35,598	35,661
Other non-current assets	2,945	3,447

Total assets	$196,365	$183,477

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$81,022	$74,546
Accounts payable	20,991	12,121
Other accrued liabilities	7,969	6,940
Accrued interest	2,727	4,943

Total current liabilities	112,709	98,550

Long-term debt	126,963	126,751

Commitments and contingencies	—	—

Redeemable preferred stock, 1,000,000 shares authorized:
Series I preferred stock, $0.01 par value,150 shares issued and outstanding	5,526	5,367

Stockholders’ deficit
Common stock, $0.01 par value, 2,750,000 shares authorized, 2,437,422 shares issued and outstanding	24	24
Additional paid-in capital	25,627	25,627
Accumulated deficit	(73,750)	(71,943)
Unearned compensation	(616)	(687)
Accumulated other comprehensive loss	(118)	(212)

Total stockholders’ deficit	(48,833)	(47,191)

Total liabilities and stockholders’ deficit	$196,365	$183,477

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statement of Changes in Stockholders’ Deficit and

Other Comprehensive Loss

For the Thirteen Week Period Ended October 1, 2005

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance, July 2, 2005	$24	$25,627	$(71,943)	$(687)	$(212)	$(47,191)
Other comprehensive loss:
Net loss	—	—	(1,648)	—	—	(1,648)
Foreign translation adjustment	—	—	—	—	94	94

Other comprehensive loss						(1,554)

Preferred stock dividends	—	—	(159)	—	—	(159)
Amortization of unearned compensation	—	—	—	71	—	71

Balance, October 1, 2005	$24	$25,627	$(73,750)	$(616)	$(118)	$(48,833)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	October 1, 2005	October 2, 2004
Cash flows used in operating activities:
Net loss	$(1,648)	$(140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774	228
Amortization of deferred financing costs	503	352
Net change in assets and liabilities:
Accounts receivable, net	(10,662)	(8,197)
Inventories	3,090	1,217
Accounts payable	8,826	465
Other assets	(433)	(89)
Other liabilities	(1,196)	(768)

Cash used in operating activities	(746)	(6,932)

Cash used in investing activities	(4,280)	(25)

Cash from financing activities	6,484	6,412

Effect of exchange rate changes on cash	60	59

Increase (decrease) in cash and cash equivalents	1,518	(486)
Cash and cash equivalents at beginning of period	1,943	2,030

Cash and cash equivalents at end of period	$3,461	$1,544

Supplemental disclosure:
Interest paid	$7,598	$7,038

Non-cash activities for dividends accrued on redeemable preferred stock	$159	$4,158

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

1. Basis of Presentation:

The accompanying condensed financial statements as of October 1, 2005 and July 2, 2005 and for the thirteen week periods ended October 1, 2005 and October 2, 2004 present the consolidated condensed financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s Consolidated Condensed Financial Statements since December 23, 2004. Eagle, Holdings, and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The condensed financial statements as of October 1, 2005 and July 2, 2005, and for the thirteen week periods ended October 1, 2005 and October 2, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 2, 2005. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 41% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year.

2. Recently Adopted Accounting Standards:

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” SFAS No. 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Recently Issued Accounting Standards:

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS No. 123(R) in its first quarter of fiscal year 2007, beginning July 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

4. Acquisition Activities:

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17,000, reduced by a working capital adjustment of $1,727. The form of payment included (i) cash in the amount of $15,000, adjusted for the working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2,000 (“Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with the proceeds of the DFA Note as disclosed in Note 9 and additional borrowings under the Company’s Revolving Financing Facility.

This acquisition was accounted for by the purchase method of accounting. Accordingly, the Company has estimated the fair value of assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition have been included in the statement of financial position of the Company. The Company has recorded the value of the property and equipment based on the valuation provided by an independent third party appraiser.

The results of Milnot’s operations have been included in the Company’s consolidated condensed financial statements since December 23, 2004. The following pro forma information presents the consolidated results of

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

operations of the Company and Milnot for the thirteen week period ended October 2, 2004 as if the acquisition occurred at the beginning of the thirteen week period ended October 2, 2004. Loss from continuing operations was adjusted to reflect the depreciation expense of the appraised value of property and equipment, the amortization expense of the fair value of intangible assets, and the interest expense on debt incurred for the acquisition. The pro forma results have been prepared for illustrative purposes and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results that may occur in the future. Pro forma net sales and loss from continuing operations were as follows:

Thirteen Week Period Ended October 2, 2004
Net sales	$46,872

Loss from continuing operations	$(382)

5. Divestiture Activities:

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”). Future production has been shifted to the Company’s manufacturing plant in El Paso, Texas (the “El Paso Plant”), or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. An amount of $195 was recorded as plant closure costs during the thirteen week period ended October 1, 2005. A gain of $30 was recorded on the sale of certain equipment at the PA Plant during the thirteen week period ended October 1, 2005.

On June 29, 2005, the Company announced its plan to close its sweetened condensed milk plant located in Starkville, Mississippi at the end of October 2005. Effective October 28, 2005, the plant was closed. Future production has been shifted to the El Paso Plant. The employee costs including benefits and severance for the 29 employees are expected to be approximately $500. An amount of $337 was recorded as closure and employee costs, including benefits and severance, during the thirteen week period ended October 1, 2005.

6. Inventories:

Inventories are stated at the lower of cost or market and consisted of the following:

	October 1, 2005	July 2, 2005
Finished goods	$36,105	$39,336
Raw materials	4,517	4,376

Total inventories	$40,622	$43,712

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

7. Property and Equipment:

Property and equipment is recorded at cost and consisted of the following:

	October 1, 2005	July 2, 2005
Land	$786	$786
Buildings and improvements	15,785	4,845
Machinery and equipment	14,613	9,186
Computer equipment and software	11,342	11,280
Construction in progress	38	12,212

Total property and equipment	42,564	38,309
Accumulated depreciation	(17,328)	(16,925)

Property and equipment, net	$25,236	$21,384

The Company reviews the value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever evidence exists that the carrying value is not recoverable.

8. Goodwill and Other Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen week period ended October 1, 2005, and determined there was no impairment.

Other intangible assets consisted of the following:

	October 1, 2005			July 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$(189)	$1,071	$1,260	$(126)	$1,134

Intangible assets not subject to amortization:
Trade names			34,527			34,527

Total other intangible assets			$35,598			$35,661

Total amortization of intangible assets was $63 and $0 for the quarters ended October 1, 2005 and October 2, 2004, respectively. The estimated annual amortization expense is $252 for fiscal years 2006 through 2009, and $126 for fiscal year 2010.

9. Debt:

Debt consisted of the following:

	October 1, 2005	July 2, 2005
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	81,022	74,546
Subordinated promissory notes due November 1, 2007	14,000	14,000
Unamortized discount on subordinated promissory notes	(2,037)	(2,249)

Total debt	207,985	201,297
Less revolving financing facility	(81,022)	(74,546)

Long-term debt	$126,963	$126,751

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

The maturities for the above mentioned debts are $81,022 and $129,000 in fiscal year 2006 and fiscal year 2008, respectively.

Senior Subordinated Notes

The Company’s $115,000 of Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, and commenced July 15, 1998. The fair market value of the Senior Notes was approximately $92,000 at October 1, 2005 and July 2, 2005.

As of October 1, 2005, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14,092 in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to said stockholder on the Senior Notes after March 23, 2004.

Revolving Financing Facility

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association (formerly known as Congress Financial Corporation (Central)) (“Wachovia”), an administrative agent for the Lenders. The Financing Agreement provides for a secured Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000, until December 31, 2005, thereafter until maturity not to exceed $53,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of the lesser of 65% of the book value of eligible inventory or 85% of the net orderly liquidation value of the eligible inventory; plus 85% of the value of the net amount of eligible accounts receivable, each as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of October 1, 2005, the maximum available borrowing base on Revolver A was $40,000. As of October 1, 2005 and July 2, 2005, the borrowings under Revolver A were $18,022 and $11,546, respectively, and as of October 1, 2005 and July 2, 2005, the borrowings under Revolver B were $63,000. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s first quarter of fiscal year 2006 were as follows. On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”) by and among Eagle, as borrower, Holdings and Milnot, as guarantors, the Lenders, Fortress, as collateral agent for the Lenders, and Wachovia, as administrative agent for the Lenders. The Fourth Amendment, among other things, (i) increased the maximum fixed charge coverage ratio, (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ending June 30, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”) by and among Eagle, as borrower, Holdings and Milnot, as guarantors, the Lenders, Fortress, as collateral agent for the Lenders, and Wachovia, as administrative agent for the Lenders. The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2005, and (ii) decreased the amount of capital expenditures permitted for fiscal year ending June 30, 2006.

The Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet. The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred.

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia Bank (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 10.0% plus the greater of 2.0% and LIBOR or (2) 8.0% plus the greater of 4.0% and the Reference Rate. The interest rate is determined based on the Company’s cash requirements and expected duration of the outstanding debt. The weighted average interest rate for first quarter of fiscal year 2006 was 6.6% and 14.7% on Revolver A and Revolver B, respectively. The fair market value of the Revolving Financing Facility at October 1, 2005 and July 2, 2005 was approximately the carrying value.

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

As of October 1, 2005, the Company had letters of credit outstanding totaling $1,183 under the Revolving Financing Facility, as required by certain insurance policies.

Subordinated Promissory Notes

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of Dairy Farmers of America (“DFA”) for the aggregate principal amount of $12,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued the Milnot Note, each in connection with the Milnot Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company ( as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for first quarter 2006 was 5.5%.

The Acquisition Notes accelerate upon an Event of Default, which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank pari passu with Eagle’s Senior Notes.

The Company recorded the Acquisition Notes at the present value using the Company’s interest rate for long-term borrowings at the debt issuance date. The purchase price of the Milnot Acquisition had been adjusted by $371 for the discount on the Milnot Note. The DFA Note had been discounted by $2,304 in conjunction with DFA’s purchase of Holdings’ common stock. The discount is amortized over the term of the Acquisition Notes using the effective interest method.

10. Redeemable Preferred Stock:

On November 23, 2004, Mid-Am Capital L.L.C. (“Mid-Am”), an affiliate of DFA, invested $6,000 into Holdings for 150 shares of Series I Preferred Stock at a par value of $0.01 per share (the “Series I Stated Value”). Based on an independent appraisal, the Company recorded the value of the Series I Preferred Stock at $5,100, less an allocation of cost of issuance. The excess of cash received from Mid-Am over the appraised value of the Series I Preferred Stock was recorded as additional paid-in capital. The Series I Preferred Stock provides for the accretion of preferential cumulative dividends at an annual rate of 10%, compounded quarterly to a liquidation value. Dividends are payable as declared by the Holdings’ Board of Directors and shall be paid before any dividends shall be set apart for or paid upon the Common Stock of Holdings, par value $0.01 per share (the “Common Stock”).

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

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

Cumulative accrued dividends on the Series I Preferred Stock were $529 as of October 1, 2005. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit. The accretion of the preferred stock dividends has been reported on the Consolidated Condensed Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Loss.

11. Income Taxes:

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

12. Pension Plan:

The Company sponsors a defined benefit plan covering certain eligible union employees (“Benefit Plan”). The Benefit Plan is reported on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Service cost	$20	$17	$59	$51
Interest cost	9	7	26	20
Expected return on plan assets	(7)	(5)	(20)	(14)
Amortization of net loss	4	2	11	7

Net periodic benefit cost	$26	$21	$76	$64

The Company contributed $50 during the nine-month period ended September 30, 2005. The Company anticipates contributing at a minimum $100 to fund its Benefit Plan during the twelve-month period ending December 31, 2005.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

13. Related Party Transactions:

The Company entered into a tolling agreement with DFA, a 44% owner of the voting stock of Holdings. Under this agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into non-fat dry milk powder (“milk powder”). DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales, and for the thirteen week period ended October 1, 2005 totaled $521.

14. Subsequent Event:

On November 9, 2005, the Company entered into a Sixth Amendment to Financing Agreement (the “Sixth Amendment”) by and among Eagle, as borrower, Holdings and Milnot, as guarantors, the Lenders, Fortress, as collateral agent for the Lenders, and Wachovia, as administrative agent for the Lenders. The Sixth Amendment corrected an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Company manufactures and markets branded and private label sweetened condensed canned milk and evaporated canned milk to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brand. In addition, the Company markets three smaller brands: Borden eggnog, Kava acid neutralized coffee and None Such mincemeat pie filling.

In the fiscal year ended July 2, 2005, the Company had several significant events that affected operations into the Company’s current fiscal year. Dairy Farmers of America (“DFA”) contributed $10.0 million and transferred ownership of an existing non-fat dry milk powder manufacturing plant in El Paso, Texas (the “El Paso Plant”). In addition, Mid-Am Capital L.L.C., DFA’s affiliate, invested $6.0 million for a series of Preferred Stock of Eagle Family Foods Holdings, Inc. (“Holdings”). With the additional funds, the Company refurbished and expanded the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk (“canned milk”). It began producing canned milk in August 2005. The Company believes the El Paso Plant’s operations will position the Company to be in a more competitive position in the canned milk business by reducing operating costs and increasing gross profits.

In addition, the Company purchased all of the outstanding capital stock of Milnot Company (“Milnot”) (the “Milnot Acquisition”) from Milnot Holding Corporation. Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk (“Milnot canned milk business”) with a similar customer base to Eagle. The Company expects that the Milnot Acquisition will increase the Company’s presence in the private label sector of the canned milk category and will position the Company for future growth in both the retail private label and foodservice businesses. The results of Milnot’s operations have been included in the Company’s consolidated condensed financial statements since December 23, 2004.

In April 2005, the Company closed its Wellsboro, Pennsylvania sweetened condensed milk and mincemeat pie filling manufacturing plant (the “PA Plant”). In June 2005, the Company announced the closure of its Starkville, Mississippi sweetened condensed milk manufacturing plant (the “MS Plant”) that occurred on October 28, 2005. Future sweetened condensed milk production from both of the closed plants has been moved to the El Paso Plant. The production of the Company’s mincemeat pie filing products will be serviced by a third-party manufacturer.

Discussion and analysis on operating results

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen week periods ended October 1, 2005 and October 2, 2004 of Holdings, and its wholly-owned subsidiary, Eagle Family Foods, Inc and its subsidiary. The following discussion should be read in conjunction with the condensed financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen week periods ended October 1, 2005 and October 2, 2004. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Thirteen Week Period Ended
	October 1, 2005	October 2, 2004
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	73.6	63.3

Gross margin	26.4	36.7
Distribution expense	7.0	7.5
Marketing expense	6.5	9.9
General and administrative expense	3.1	4.4
Plant closure costs	1.0	—
Relocation and organization costs	0.2	—
Amortization of intangible assets	0.1	—

Operating income	8.5%	14.9%

Results of Operations

Thirteen Week Periods ended October 1, 2005 (“first quarter 2006”) and October 2, 2004 (“first quarter 2005”) (unaudited).

Net Sales. The Company’s net sales for first quarter 2006 were $51.6 million as compared to $32.2 million for first quarter 2005, an increase of $19.4 million, or 60.2%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first quarter 2006 and first quarter 2005 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Quarter 2006	Percentage of Net Sales	Net Sales First Quarter 2005	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other canned milk	$49.7	96.3%	$29.7	92.2%

Niche brand products	Borden EggNog, None Such and Kava	1.9	3.7	2.5	7.8

Total net sales		$51.6	100.0%	$32.2	100.0%

Net sales of the canned milk product line increased by $20.0 million in first quarter 2006 as compared to first quarter 2005. This growth was due to additional net sales of $17.7 million from the Milnot canned milk business. In addition, the Company increased its sales presence in the baking kits category with its premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes. The niche brands and certain canned milk products decreased in net sales primarily due to timing of customer orders for the seasonal business.

Cost of Goods Sold. Cost of goods sold was $37.9 million for first quarter 2006 as compared to $20.4 million for first quarter 2005, an increase of $17.5 million, or 86.2%. The increase in cost of goods sold was primarily due to costs associated with the Milnot canned milk business and the additional baking kit business. Expressed as a percentage of net sales, cost of goods sold for first quarter 2006 increased to 73.6% from 63.3% for first quarter 2005. The increase in the percentage is primarily due to the change in the sales mix to products with a higher production cost, primarily the premium dessert kits, and to the lower margin private label canned milk business. The Milnot canned milk business is primarily within the private label sector, which generally provides lower gross margins.

Distribution Expense. Distribution expense was $3.6 million for first quarter 2006 as compared to $2.4 million for first quarter 2005, an increase of $1.2 million, or 50.0%. The increase in distribution expense was due to additional costs associated with the Milnot canned milk business and the baking kit business. The expense was also affected by higher fuel costs. Expressed as a percentage of net sales, distribution expense for first quarter 2006 decreased to 7.0% from 7.5% for first quarter 2005. The percentage decreased primarily due to the effect of lower warehousing costs associated with the Milnot canned milk business.

Marketing Expense. Marketing expense was $3.4 million for first quarter 2006 as compared to $3.2 million for first quarter 2005, an increase of $0.2 million, or 6.3%. The increase in marketing expense was primarily due to additional costs associated with the Milnot canned milk business and the Company’s promotion of its premium dessert kits. This was partially offset by a reduction in consumer program for canned milk. Expressed as a percentage of net sales, marketing expense decreased to 6.5% for first quarter 2006 from 9.9% for first quarter 2005. This decrease in percentage was affected by the lower marketing costs associated with the Milnot canned milk business. Because the Milnot canned milk business is primarily in the private label sector, it does not require extensive marketing.

General and Administrative (“G&A”) Expense. G&A expense was $1.6 million for first quarter 2006 as compared to $1.4 million for first quarter 2005, an increase of $0.2 million, or 14.3%. Expressed as a percentage of net sales, G&A expense for first quarter 2006 decreased to 3.1% from 4.4% for first quarter 2005. The dollar increase is primarily the result of higher professional fees and increases in compensation and benefits.

Operating Income. Operating income was $4.4 million for first quarter 2006 as compared to $4.8 million for first quarter 2005, a decrease of $0.4 million, or 8.3%. Expressed as a percentage of net sales, operating income for first quarter 2006 decreased to 8.5% from 14.9% for first quarter 2005. The decrease in operating income was due to, among other items mentioned above, the change in sales mix to products with a higher production cost and the lower margined private label business.

Plant closure costs. The Company recorded $0.5 million in first quarter 2006 for employee costs, including benefits and severance for employees associated with the closed MS Plant and additional plant closure costs associated with the PA Plant.

Relocation and organization costs. Relocation and organization costs were $0.1 million for first quarter 2006. These costs were incurred to relocate current and new employees to the El Paso Plant, and for costs associated with efforts to organize and train the staff at the El Paso Plant.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for first quarter 2006. This represented the amortization of a covenant not to compete recorded in connection with the Milnot Acquisition that will be amortized over five years.

Interest Expense. Net interest expense was $6.0 million for first quarter 2006 as compared to $4.9 million for first quarter 2005, an increase of $1.1 million, or 22.4%. The increase in interest expense was due to a higher average interest rate of 11.4% in first quarter 2006 as compared to an average interest rate of 10.2% in first quarter 2005. The average debt balance in first quarter 2006 was $213.7 million as compared $193.3 million in first quarter 2005.

Income Taxes. The Company recorded an income tax expense for state and local taxes of less than $0.1 million for first quarter 2006 and first quarter 2005.

Liquidity and Capital Resources

The Company’s secured Revolving Financing Facility consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63.0 million until December 31, 2005, thereafter until maturity not to exceed $53.0 million. The Company must borrow the maximum amount on Revolver B before the Company can utilize Revolver A. As of October 1, 2005, the maximum available borrowing base on Revolver A was $40.0 million. As of October 1, 2005 and July 2, 2005, the borrowings under Revolver A were $18.0 and $11.5 million, respectively, and under Revolver B were $63.0 million at both dates.

The Company amended its financing agreement (the “Financing Agreement”) with respect to the Revolving Financing Facility on July 14, 2005 to, among other things, (i) increase the maximum fixed charge coverage ratio, (ii) reduce the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increase the amount of capital expenditures permitted for fiscal year ending June 30, 2006; and on August 25, 2005 to (i) increase the amount of capital expenditures permitted for fiscal year ended June 30, 2005, and (ii) decrease the amount of capital expenditures permitted for fiscal year ending June 30, 2006. The Company further amended its Financing Agreement on November 9, 2005 to correct an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40.0 million.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Financing Agreement includes a clean-up provision, which requires the Company to reduce the outstanding principal amount of Revolver B to specific amounts on January 3, 2006 and January 3, 2007. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

The Company’s unsecured Subordinated Promissory Notes consist of a note in favor of DFA for the aggregate principal amount of $12.0 million (the “DFA Note”) and a note in favor of Milnot Holdings Corporation for the aggregate principal amount of $2.0 million (the “Milnot Note”, and together with the Milnot Note, the “Acquisition Notes”). Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The Acquisition Notes accelerate upon an Event of Default which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank pari passu with Eagle’s 8  3/4% Senior Subordinated Notes due 2008 (“Senior Notes”).

The Company recorded the Milnot and DFA Notes at the present value using the Company’s interest rate for long-term borrowings at the issuance date. The purchase price of the Milnot Acquisition had been adjusted by $0.4 million for the discount on the Milnot Note. The DFA Note had been discounted by $2.3 million in conjunction with DFA’s purchase of Holdings’ common stock. The discount costs are amortized over the life of the Acquisition Notes, using the effective interest method.

Interest payments on the Company’s Senior Notes and interest and principal payments under the Revolving Financing Facility represent significant cash requirements for the Company. Borrowings under the Revolving Financing Facility bear interest at floating rates and require interest payments monthly.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had capital expenditures of $4.3 million in first quarter 2006. The Company expects to spend $7.0 million on capital expenditures during its fiscal year ending July 1, 2006 for enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash used in operating activities was $0.7 million and $6.9 million in first quarter 2006 and first quarter 2005, respectively, a decrease of $6.2 million. The decrease was primarily due to an increase in accounts payable in first quarter 2006 as compared to first quarter 2005, and reflects the timing of receipt of the invoices for products and services to the actual payment terms of the said invoices.

Cash used in investing activities was $4.3 million in first quarter 2006 as compared to less than $0.1 million in first quarter 2005. The cash was used for capital expenditures at the El Paso Plant.

Cash from financing activities was $6.5 million and $6.4 million in first quarter 2006 and first quarter 2005, respectively, an increase of $0.1 million. The cash from financing activities supported the cash requirements related to the Company’s operating requirements of the consolidated businesses.

During the thirteen week period ended October 1, 2005, the Company had negative cash generated from operating activities, including additional costs of closing the PA Plant and the relocation and organization costs at the El Paso Plant. In addition, due to the classification of the Revolving Financing Facility as a current liability, working capital is a deficit. The Revolving Financing Facility is available to the Company through March 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B obligations to below $57.7 million by January 3, 2006. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings available under Revolver A obligations will be sufficient to service interest on the Senior Notes and required reductions in Revolver B obligations, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2006. However, significant changes in interest rates, the Company’s business, customers, and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations.

As of October 1, 2005, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to said stockholder on the Senior Notes after March 23, 2004.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At October 1, 2005, the Company had a five-year milk supply agreement with DFA and a three-year can supply agreement with a can supplier to provide 100% of the Company’s can requirements with no stipulated minimum volumes. In addition, the Company purchases a significant portion of its milk requirements at its canned milk manufacturing plant in Seneca, Missouri (the “Seneca Plant”) under a supply arrangement with a milk cooperative, Central Equity Milk Producers, which terminates in December 2007, unless renewed. This arrangement may be terminated with six months notice in the event of the closure of the Seneca Plant, and the volume supplied can be reduced for changes in customer demands. The amounts reported in the table below as purchase obligations – milk are based on a forecasted milk price, using an average of historical milk prices. The Company intends to utilize the raw materials under its outstanding purchase commitments at October 1, 2005 in production.

The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at October 1, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$115,000	$—	$—
Revolving financing obligations	81,022	81,022	—	—	—
Acquisition notes	14,000	—	14,000	—	—
Purchase obligations – milk	213,583	60,988	91,529	61,066	—
Purchase obligations – other	5,104	5,104	—	—	—
Operating lease obligations	1,695	544	698	355	98

Total	$430,404	$147,658	$221,227	$61,421	$98

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

Impact of Inflation

In fiscal year 2005, the Company experienced higher raw material and transportation costs than fiscal year 2004 levels. The raw material ingredients most affecting this increase were milk and cans used in producing canned milk. While the Company expects the costs of certain of these ingredients may stabilize during fiscal year 2006, there can be no assurance that costs will stabilize. In first quarter 2006, sugar, a raw material ingredient used in producing canned milk, increased significantly because of the impact the hurricanes Katrina and Wilma had on the sugar refineries located in that particular region of the country. The Company is finding replacement sugar, but at higher costs than in previous quarters. There can be no assurance that the availability and price of sugar will stabilize in the near future.

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

Redeemable Preferred Stock

The Series I Non-Voting Preferred Stock (the “Series I Preferred Stock”) is subject to mandatory redemption at a price per share equal to the Stated Value of Series I Preferred Stock plus all dividends accrued and unpaid thereon upon the occurrence of (1) the closing of a public offering pursuant to an effective registration statement under the Securities Act of 1933, (2) the sale of all or substantially all of the assets of Holdings or the merger or consolidation of Holdings with or into any other corporation or other entity in which the holders of Holdings’ outstanding shares before the merger or consolidation do not retain a majority of the voting power of the surviving corporation or other entity or (3) the acquisition by any person of shares of Common Stock representing a majority of the issued and outstanding shares of Common Stock then outstanding.

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Three of the Company’s four major brands (Eagle Brand sweetened condensed milk, Borden eggnog and None Such mincemeat pie filling) are consumed primarily during the November and December holiday season. In recent years, approximately 41% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its Revolving Financing Facility in that period.

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of October 1, 2005, the outstanding indebtedness was $210.0 million, with maturities of $81.0 million in fiscal year 2007 on the Revolving Financing Facility and $115.0 million and $14.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes, respectively. This substantial indebtedness could have important consequences. For example, it could:

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

Any of the above listed factors could have a material adverse effect on the Company’s business and results of operations and its ability to meet its obligations.

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

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. In fiscal year 2006, the can supplier has been consolidated to one supplier for all plants. Kava instant coffee, sweetened condensed milk marketed in Canada, certain evaporated canned milk products, NoneSuch mincemeat pie filling, and Borden eggnog are obtained in final product form from third party manufacturers, or co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

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

The Company uses milk as a major ingredient in its sweetened condensed milk and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. The Federal government classification of milk procured for the production of canned milk does not have an active commodity future contract market that trades on the Chicago Mercantile Exchange, as do other classifications of milk. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. Because this pricing strategy does not exist for the Company, if milk prices continue to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. Eagle entered into a long-term milk supply agreement in which DFA will supply raw milk at market prices to the El Paso Plant to manufacture its canned milk products.

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

The Company closed the Wellsboro, PA facility. The Company manufactured products in this plant through April 2005. Quality issues for the products produced at the PA Plant, if any, could adversely affect the Company’s business, financial condition, and results of operations.

The Company closed the Starkville, MS facility. The Company manufactured products in this plant through July 2005 and packaged products through October 2005. Quality issues for the products produced at the MS Plant, if any, could adversely affect the Company’s business, financial condition, and results of operations.

The Company refurbished the El Paso Plant and expanded its capabilities into processing canned milk. The El Paso Plant has been operational since September 2005. There can be no assurance that the new plant will not have quality issues or delays in production or shipment to customers. Any of the above mentioned factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Revenue Recognition. The Company recognizes revenues when there is persuasive evidence of a sale arrangement, delivery has occurred and title, ownership and risk of loss transfer to the customer, the price is fixed or determinable, and collection is reasonably assured. Liabilities are established for estimated returns, allowances, consumer and certain trade promotions and discounts when revenues are recognized. The Company utilizes certain consumer and trade promotions, such as coupons, co-op advertising, featured price discounts and in store display incentives. These expenses are classified as a reduction of sales.

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

Goodwill and Intangible Assets. Goodwill and intangible assets are stated at fair value as recorded at acquisition and adjusted for impairment as deemed appropriately. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews indefinite-lived assets for impairment, at a minimum, annually or whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. The fair value of the indefinite-lived trade names is determined using a royalty savings methodology and discounted cash flows. The fair value of goodwill is determined using estimated future discounted cash flow earnings and market valuations based on these cash flow earnings. The fair value of covenant not to compete agreements are determined as the difference in estimated future discounted cash flow earnings with and without the agreement, and are amortized over the contractual life.

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

Recently Adopted Accounting Standards

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. FIN No. 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), requiring that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” SFAS No. 151 also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at October 1, 2005 and that were sensitive to changes in interest rates. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2006	2007	2008	2009	Balance at October 1, 2005	Fair Value
Liabilities
Fixed rate	—	—	$115,000	—	$115,000	$92,000
Average interest rate	—	—	8.750%	—	8.750%
Variable rate	$81,022	—	$14,000	—	$95,022	$95,022
Average interest rate	12.186%	—	6.065%	—	11.284%

As the table incorporates only the exposures that existed as of October 1, 2005, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, the ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $1.0 million in forecasted interest expense. The Company’s variable rate liability noted in the 2006 column has a stated maturity date of March 23, 2007, but is reported as current because the debt agreement has a daily lockbox sweep arrangement and a subjective acceleration clause. See additional disclosure in Note 9 of the condensed financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Milk Hedging

In the ordinary course of business, the Company may enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. The Federal government classification of milk procured for the production of canned milk does not have an active market for future contracts traded on the Chicago Mercantile Exchange, as do other classifications of milk. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. Because this pricing strategy does not exist for the Company, if milk prices continue to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. The Company had no milk futures contracts as of October 1, 2005.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of October 1, 2005, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

(b)	Change in internal control over financial reporting.

There was no change in the registrants’ internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

Item 6. EXHIBITS

10.1	Sixth Amendment to Financing Agreement dated as of November 9, 2005 by and among Eagle Family Foods Holdings, Inc. (“Holdings”), Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto (the “Lenders”), Fortress Credit Opportunities I LP, as collateral agent for the Lenders, and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders.

31.1	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods, Inc.

31.2	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC. EAGLE FAMILY FOODS, INC.

By:	/s/ Craig Steinke
President, Chief Executive Officer and Chief Financial Officer

Date: November 10, 2005