Form 10-Q
period 2005-12-31
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2006-02-09
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of February 9, 2006, there were 2,437,422 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Page
Part I - Financial Information

Item 1. Financial Statements

Eagle Family Foods Holdings, Inc.

Consolidated Condensed Statements of Operations for the thirteen and twenty-six week periods ended December 31, 2005 and January 1, 2005	3

Consolidated Condensed Balance Sheets as of December 31, 2005 and July 2, 2005	4

Consolidated Condensed Statement of Changes in Stockholders’ Deficit and Other Comprehensive Income for the twenty-six week period ended December 31, 2005	5

Consolidated Condensed Statements of Cash Flows for the twenty-six week periods ended December 31, 2005 and January 1, 2005	6

Notes to the Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II – Other Information

Item 6. Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Thirteen-Week Period Ended		Twenty-Six Week Period Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Sales, before marketing allowance	$98,766	$70,575	$157,192	$109,429
Marketing allowance	15,016	13,291	21,886	19,946

Net sales	83,750	57,284	135,306	89,483
Cost of goods sold	60,321	35,608	98,241	55,975

Gross margin	23,429	21,676	37,065	33,508

Distribution expense	6,531	2,994	10,166	5,424
Marketing expense	5,182	4,461	8,540	7,660
General and administrative expense	1,555	1,511	3,140	2,918
Amortization of intangible assets	63	—	126	—
Plant closure costs	9	—	511	—
Relocation and organization costs	—	—	131	—
Impairment charge on plant closure	—	2,612	—	2,612

Operating income	10,089	10,098	14,451	14,894
Interest expense	5,852	4,610	11,842	9,536

Income before income taxes	4,237	5,488	2,609	5,358
Income tax expense	8	5	28	15

Net income	4,229	5,483	2,581	5,343
Preferred stock dividends	164	1,278	322	5,436

Net income attributable to common stockholders	$4,065	$4,205	$2,259	$(93)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	December 31, 2005	July 2, 2005
Assets
Current assets
Cash and cash equivalents	$3,368	$1,943
Accounts receivable, net	17,640	10,767
Inventories	20,459	43,712
Other current assets	892	725

Total current assets	42,359	57,147
Property and equipment, net	25,439	21,384
Goodwill	65,838	65,838
Other intangible assets	35,535	35,661
Other non-current assets	2,483	3,447

Total assets	$171,654	$183,477

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$47,865	$74,546
Accounts payable	18,047	12,121
Other accrued liabilities	12,175	6,940
Accrued interest	5,385	4,943

Total current liabilities	83,472	98,550

Long-term debt	127,181	126,751

Commitments and contingencies	—	—

Redeemable preferred stock, 1,000,000 shares authorized:
Series I preferred stock, $0.01 par value, 150 shares issued and outstanding	5,690	5,367

Stockholders’ deficit
Common stock $0.01 par value, 2,750,000 shares authorized, 2,437,422 shares issued and outstanding	24	24
Additional paid-in capital	25,627	25,627
Accumulated deficit	(69,684)	(71,943)
Unearned compensation	(545)	(687)
Accumulated other comprehensive loss	(111)	(212)

Total stockholders’ deficit	(44,689)	(47,191)

Total liabilities and stockholders’ deficit	$171,654	$183,477

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statement of Changes in Stockholders’ Deficit and

Other Comprehensive Income

For the Twenty-Six Week Period Ended December 31, 2005

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
Balance, July 2, 2005	$24	$25,627	$(71,943)	$(687)	$(212)	$(47,191)
Other comprehensive income:
Net income	—	—	2,581	—	—	2,581
Foreign currency translation adjustment	—	—	—	—	101	101

Other comprehensive income						2,682

Preferred stock dividends	—	—	(322)	—	—	(322)
Amortization of unearned compensation	—	—	—	142	—	142

Balance, December 31, 2005	$24	$25,627	$(69,684)	$(545)	$(111)	$(44,689)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Twenty-Six Week Period Ended December 31, 2005	Twenty-Six Week Period Ended January 1, 2005
Cash flows from operating activities:
Net income	$2,581	$5,343
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	1,710	505
Amortization of deferred financing costs	965	800
Gain on sale of fixed assets	(193)	—
Impairment charge on plant closure	—	2,612
Net change in assets and liabilities:
Accounts receivable, net	(6,776)	(1,991)
Inventories	23,253	20,303
Accounts payable	5,884	778
Other assets	(173)	170
Other liabilities	5,669	6,189

Cash from operating activities	32,920	34,709

Cash used in investing activities	(4,875)	(16,286)

Cash used in financing activities	(26,672)	(19,060)

Effect of exchange rate changes on cash	52	81

Increase (decrease) in cash and cash equivalents	1,425	(556)
Cash and cash equivalents at beginning of period	1,943	2,030

Cash and cash equivalents at end of period	$3,368	$1,474

Supplemental disclosure:
Interest paid	$10,123	$8,579

Non-cash activities for dividends accrued on redeemable preferred stock	$322	$5,436

Note payable received in purchase of subsidiary	$—	$2,000

Common stock exchanged for property and equipment	$—	$4,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

1. Basis of Presentation:

The accompanying condensed financial statements as of December 31, 2005 and July 2, 2005 and for the thirteen and twenty-six week periods ended December 31, 2005 and January 1, 2005 present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s Consolidated Condensed Financial Statements since December 23, 2004. Eagle, Holdings, and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed financial statements as of December 31, 2005 and July 2, 2005 and for the thirteen and twenty-six week periods ended December 31, 2005 and January 1, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 2, 2005. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Certain of the Company’s product lines, primarily canned milk, Borden eggnog and None Such mincemeat pie filling, has the highest level of consumption during the November and December holiday season. In recent years, approximately 41% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

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

4. Acquisition Activities:

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Milnot Acquisition increased the Company’s presence in the private label sector of the canned milk category in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17,000, reduced by a working capital adjustment of $1,727. The form of payment included (i) cash in the amount of $15,000, adjusted for the working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2,000 (the “Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with the proceeds of the DFA Note as disclosed in Note 9 and additional borrowings under the Company’s Revolving Financing Facility.

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

The results of Milnot’s operations have been included in the Company’s consolidated condensed financial statements since December 23, 2004. The following pro forma information presents the consolidated results of operations of the Company and Milnot for the thirteen and twenty-six week periods ended January 1, 2005 as if the acquisition occurred on July 4, 2004. Income from continuing operations was adjusted to reflect the depreciation expense of the appraised value of property and equipment, the amortization expense of the fair value of intangible assets, and the interest expense on debt incurred for the acquisition. The pro forma results have been prepared for illustrative purposes and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results that may occur in the future. Pro forma net sales and income from continuing operations were as follows:

	Thirteen Week Period Ended January 1, 2005	Twenty-Six Week Period Ended January 1, 2005
Net sales	$78,150	$125,022

Income from continuing operations	$5,961	$5,579

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

5. Divestiture Activities:

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”). Future production has been shifted to the Company’s manufacturing plant in El Paso, Texas (the “El Paso Plant”), or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. Plant closure costs of $81 and $276 were recorded during the thirteen and twenty-six week periods ended December 31, 2005, respectively. The Company recorded gains of $163 and $193 on the sale of certain assets at the PA Plant during the thirteen and twenty-six week periods ended December 31, 2005, respectively.

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi. Future production has been shifted to the El Paso Plant. Closure and employee costs of $91 and $428, including benefits and severance, were recorded during the thirteen and twenty-six week periods ended December 31, 2005, respectively.

6. Inventories:

Inventories are stated at the lower of cost or market at December 31, 2005 and July 2, 2005 and consisted of the following:

	December 31, 2005	July 2, 2005
Finished goods	$15,583	$39,336
Raw materials	4,876	4,376

Total inventories	$20,459	$43,712

7. Property and Equipment:

Property and equipment is recorded at cost and consisted of the following:

	December 31, 2005	July 2, 2005
Land	$786	$786
Buildings and improvements	15,814	4,845
Machinery and equipment	15,109	9,186
Computer equipment and software	11,376	11,280
Construction in progress	157	12,212

Total property and equipment	43,242	38,309
Accumulated depreciation	(17,803)	(16,925)

Property and equipment, net	$25,439	$21,384

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever evidence exists that the carrying value is not recoverable.

8. Goodwill and Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen week period ended October 1, 2005, and determined there was no impairment. There have been no facts or circumstances that would affect that determination as of December 31, 2005.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

Other intangible assets consisted of the following:

	December 31, 2005			July 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$(252)	$1,008	$1,260	$(126)	$1,134

Intangible assets not subject to amortization:
Trade names			34,527			34,527

Total other intangible assets			$35,535			$35,661

Total amortization of intangible assets was $63 and $0 for the thirteen week period ended December 31, 2005 and January 1, 2005, respectively, and $126 and $0 for the twenty-six week period ended December 31, 2005 and January 1, 2005, respectively. The estimated annual amortization expense is $252 for fiscal years 2006 through 2009, and $126 for fiscal year 2010.

9. Debt:

Debt consisted of the following:

	December 31, 2005	July 2, 2005
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due March 23, 2007	47,865	74,546
Subordinated promissory notes due November 1, 2007	14,000	14,000
Unamortized discount on subordinated promissory notes	(1,819)	(2,249)

Total debt	175,046	201,297
Less revolving financing facility	(47,865)	(74,546)

Long-term debt	$127,181	$126,751

The maturities for the above mentioned debts are $47,865 and $129,000 in fiscal year 2006 and fiscal year 2008, respectively.

Senior Subordinated Notes

The Company’s $115,000 of Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15. The fair market value of the Senior Notes was approximately $86,825 and $92,000 at December 31, 2005 and July 2, 2005.

As of December 31, 2005, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14,092 in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to said stockholder on the Senior Notes after March 23, 2004.

Revolving Financing Facility

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association (formerly known as Congress Financial Corporation (Central)) (“Wachovia”), an administrative agent for the Lenders. The Financing Agreement provides for a secured

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $53,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of the lesser of 65% of the book value of eligible inventory or 85% of the net orderly liquidation value of the eligible inventory; plus 85% of the value of the net amount of eligible accounts receivable, each as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of December 31, 2005, the maximum available borrowing base on Revolver A was $19,440. As of December 31, 2005 and July 2, 2005, the borrowings under Revolver A were $0 and $11,546, respectively, and as of December 31, 2005 and July 2, 2005, the borrowings under Revolver B were $47,865 and $63,000, respectively. The maturity date of the Financing Agreement is March 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s first half of fiscal year 2006 were as follows. On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”) The Fourth Admendment, among other things, (i) increased the maximum fixed charge coverage ratio and (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2005, and (ii) decreased the amount of capital expenditures permitted for fiscal year ending June 30, 2006. On November 9, 2005, the Company entered into a Sixth Amendment to Financing Agreement (the “Sixth Amendment”). The Sixth Amendment corrected an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40,000.

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

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia Bank (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 10.0% plus the greater of 2.0% and LIBOR or (2) 8.0% plus the greater of 4.0% and the Reference Rate. The interest rate is determined based on the Company’s cash requirements and expected duration of the outstanding debt. The weighted average interest rate for first half of fiscal year 2006 was 7.1% and 15.0% on Revolver A and Revolver B, respectively. The fair market value of the Revolving Financing Facility at December 31, 2005 and July 2, 2005 was approximately the carrying value.

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

As of December 31, 2005, the Company had letters of credit outstanding totaling $219 under the Revolving Financing Facility, as required by certain insurance policies.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

Subordinated Promissory Notes

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of Dairy Farmers of America (“DFA”) for the aggregate principal amount of $12,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued the Milnot Note, each in connection with the Milnot Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company ( as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for first half of fiscal year 2006 was 5.7%.

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

Cumulative accrued dividends on the Series I Preferred Stock were $693 as of December 31, 2005. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit. The accretion of the preferred stock dividends has been reported on the Consolidated Condensed Statements of Stockholders’ Deficit and Other Comprehensive Income.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

11. Income Taxes:

The Company assesses the recoverability of the deferred tax assets and records a valuation allowance when it is probable that any or all of the deferred tax assets will not be realized. The Company continues to see lower industry market values in the current economic environment, which could affect the tax planning strategies available to the Company. The Company maintains a full valuation allowance for its net deferred tax assets and net operating loss carry forwards, as sufficient positive evidence does not exist to support reversal of the reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments.

12. Pension Plan:

The Company sponsors a defined benefit plan covering all eligible union employees (the “Benefit Plan”). The Benefit Plan information is determined on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following:

	Three Months Ended		Twelve Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Service cost	$19	$17	$78	$68
Interest cost	8	7	34	27
Expected return on plan assets	(6)	(5)	(26)	(19)
Amortization of net loss	4	2	15	9

Net periodic benefit cost	$25	$21	$101	$85

The Company contributed $75 during the twenty-six week period ended December 31, 2005. The Company contributed a total $100 to fund its Benefit Plan for the calendar year ended December 31, 2005.

13. Related Party Transactions:

The Company entered into a tolling agreement with DFA, a 44% owner of the voting stock of Holdings. Under this agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into non-fat dry milk powder (“milk powder”). DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales, and for the thirteen and twenty-six week periods ended December 31, 2005 totaled $1,087 and $1,608, respectively.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

14. Subsequent Event:

On February 3, 2006, the Company entered into a Seventh Amendment to Financing Agreement (the “Seventh Amendment”) by and among Eagle, as borrower, Holdings and Milnot, as guarantors, the Lenders, Fortress, as collateral agent for the Lenders, and Wachovia, as administrative agent for the Lenders. The Seventh Amendment, among other things, (i) increased the Revolving B Credit Commitment to $63,000 through December 31, 2006, (ii) decreased the Revolving A Credit Commitment to $35,000, (iii) extended the Final Maturity Date until December 23, 2007 (subject to certain extensions), (iv) decreased the interest rate applicable to the Revolving B Loans to (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the Reference Rate and (v) amended certain of the financial covenants.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Eagle Family Foods Holdings, Inc. (“Holdings”) and its wholly-owned subsidiary, Eagle Family Foods, Inc. (“Eagle”) and Eagle’s subsidiary, Milnot Company (“Milnot,” and together with Holdings and Eagle, the “Company”) manufactures and markets branded and private label sweetened condensed canned milk and evaporated canned milk to the retail grocery and foodservice channel. Eagle Brand sweetened condensed milk is the Company’s most widely recognized and established brand. In addition, the Company markets other smaller brands: Borden eggnog, Kava acid neutralized coffee, Eagle Brand Premium Dessert Kits, Magnolia sweetened condensed milk, Milnot evaporated milk and None Such mincemeat pie filling.

In the fiscal year ended July 2, 2005, the Company had several significant events that affected operations into the Company’s current fiscal year. Dairy Farmers of America (“DFA”) contributed $10.0 million and transferred ownership of an existing non-fat dry milk powder manufacturing plant in El Paso, Texas (the “El Paso Plant”). In addition, Mid-Am Capital L.L.C., DFA’s affiliate, invested $6.0 million for a series of Preferred Stock of Holdings. With the additional funds, the Company refurbished and expanded the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk (“canned milk”). It began producing canned milk in August 2005. The Company believes the El Paso Plant’s operations will position the Company to be in a more competitive position in the canned milk business by reducing operating costs and increasing gross profits.

In addition, Eagle purchased all of the outstanding capital stock of Milnot Company (“Milnot”) (the “Milnot Acquisition”) from Milnot Holding Corporation. Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk (“Milnot canned milk business”) with a similar customer base to Eagle. The Milnot Acquisition increased the Company’s presence in the private label sector of the canned milk category in both the retail private label and foodservice businesses. The results of Milnot’s operations have been included in the Company’s consolidated condensed financial statements since December 23, 2004.

In April 2005, the Company closed its Wellsboro, Pennsylvania sweetened condensed milk and mincemeat pie filling manufacturing plant (the “PA Plant”). In October 2005, the Company closed its Starkville, Mississippi sweetened condensed milk manufacturing plant (the “MS Plant,” and together with PA Plant, the “Plant Closure”). Future sweetened condensed milk production from both of the closed plants has been moved to the El Paso Plant. The production of the Company’s mincemeat pie filing products will be serviced by a third-party manufacturer.

Discussion and analysis on operating results

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen and twenty-six week periods ended December 31, 2005 and January 1, 2005 of the Company. The following discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen and twenty-six week periods ended December 31, 2005 and January 1, 2005. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Results of Operations
	Thirteen Week Period Ended December 31, 2005	Thirteen Week Period Ended January 1, 2005	Twenty-Six Week Period Ended December 31, 2005	Twenty-Six Week Period Ended January 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.0	62.2	72.6	62.6

Gross margin	28.0	37.8	27.4	37.4
Distribution expense	7.8	5.2	7.5	6.1
Marketing expense	6.2	7.8	6.3	8.6
General and administrative expense	1.9	2.6	2.3	3.3
Amortization of intangible assets	0.1	—	0.1	—
Plant closure costs	0.0	—	0.4	—
Relocation and organization costs	—	—	0.1	—
Impairment charge on plant closure	—	4.6	—	2.9

Operating income	12.0%	17.6%	10.7%	16.5%

Results of Operations

Thirteen Week Period ended December 31, 2005 (“second quarter 2006”) and Thirteen Week Period ended January 1, 2005 (“second quarter 2005”) (Unaudited)

Net Sales. The Company’s net sales for second quarter 2006 were $83.8 million as compared to $57.3 million for second quarter 2005, an increase of $26.5 million, or 46.2%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for second quarter 2006 and second quarter 2005 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Second Quarter 2006	Percentage of Net Sales	Net Sales Second Quarter 2005	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Eagle Brand Premium Dessert Kits and other canned milk	$77.5	92.5%	$51.1	89.2%
Niche brand products	Borden Egg Nog, None Such and Kava	6.3	7.5	6.2	10.8

Total net sales		$83.8	100.0%	$57.3	100.0%

Net sales of the canned milk product line increased by $26.4 million in second quarter 2006 as compared to second quarter 2005. This growth was due to additional net sales of $25.5 million from the Milnot canned milk business. This business was acquired in December 2004. In addition, the Company sold $1.1 million of a non-fat dry milk powder (“dry powder”) to one customer. This product is produced at the El Paso Plant under a tolling agreement as described in Note 13 of the Notes to the Consolidated Condensed Financial Statements.

Cost of Goods Sold. Cost of goods sold was $60.3 million for second quarter 2006 as compared to $35.6 million for second quarter 2005, an increase of $24.7 million, or 69.4%. The increase in cost of goods sold was primarily due to costs associated with the Milnot canned milk business and the dry powder business. In addition, the cost of goods sold was affected by higher raw material costs and start-up costs associated with the El Paso Plant. Expressed as a percentage of net sales, cost of goods sold for second quarter 2006 increased to 72.0% from 62.2% for second quarter 2005. The increase in the percentage is primarily due to the higher costs related to raw material ingredients and the start-up of the El Paso Plant, and to the lower margin private label canned milk business. The Milnot canned milk business operates primarily within the private label sector, which generally provides lower gross margins.

Distribution Expense. Distribution expense was $6.5 million for second quarter 2006 as compared to $3.0 million for second quarter 2005, an increase of $3.5 million, or 116.7%. The increase in distribution expense was due to additional costs associated with the Milnot canned milk business and higher fuel costs and surcharges to secure adequate freight carrier capacity. Expressed as a percentage of net sales, distribution expense for second quarter 2006 increased to 7.8% from 5.2% for second quarter 2005. The percentage increased due to the effect of these higher distribution costs and to a change in the sales mix to products that generally have higher distribution costs.

Marketing Expense. Marketing expense was $5.2 million for second quarter 2006 as compared to $4.5 million for second quarter 2005, an increase of $0.7 million, or 15.6%. The increase in marketing expense was primarily due to additional costs associated with the Milnot canned milk business and the Company’s promotion of its premium dessert kits. Expressed as a percentage of net sales, marketing expense for second quarter 2006 decreased to 6.2% from 7.8% for second quarter 2005. This decrease in percentage was affected by the lower marketing costs associated with the Milnot canned milk business. Because the Milnot canned milk business is primarily in the private label sector, it does not require extensive marketing.

General and Administrative (“G&A”) Expense. G&A expense was $1.6 million for second quarter 2006 as compared to $1.5 million for second quarter 2005, an increase of $0.1 million, or 6.7%. The increase is primarily the result of higher professional fees and increases in compensation and benefits. Expressed as a percentage of net sales, G&A expense for second quarter 2006 decreased to 1.9% from 2.6% for second quarter 2005. Because of the acquisition of Milnot, the Company was able to absorb its G&A expense over a broader sales base, thus lowering the percentage of G&A expense to net sales.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for second quarter 2006. This represented the amortization of a covenant not to compete recorded in connection with the Milnot Acquisition that will be amortized over five years.

Plant closure costs. In second quarter 2006, the Company recorded $0.2 million for employee costs, including benefits and severance for employees associated with the closed MS Plant and plant closure costs associated with the PA Plant and the MS Plant. This expense was offset by a gain of $0.2 million for certain assets sold at the PA Plant.

Impairment charge on plant closure. Because of the Plant Closure, the Company recorded an impairment charge of $2.6 million for the production assets at its PA Plant in second quarter 2005.

Operating Income. Operating income was $10.1 million for second quarter 2006 and second quarter 2005. Expressed as a percentage of net sales, operating income for second quarter 2006 decreased to 12.0% from 17.6% for second quarter 2005. The decrease in the percentage of operating income to net sales was due to, among other items mentioned above, the change in sales mix to products with a higher production cost or lower margined private label business.

Interest Expense. Interest expense was $5.9 million for second quarter 2006 as compared to $4.6 million for second quarter 2005, an increase of $1.3 million, or 28.3%. The increase in interest expense was due to a higher average interest rate of 11.9% in second quarter 2006 as compared to an average interest rate of 10.9% in second quarter 2005. The average debt balance in second quarter 2006 was $197.1 million as compared $168.5 million in second quarter 2005.

Income Taxes. The Company recorded an income tax expense for state and local taxes of less than $0.1 million for second quarter 2006 and second quarter 2005.

Twenty-Six Week Period ended December 31, 2005 (“first half 2006”) and Twenty-Six Week Period ended January 1, 2005 (“first half 2005”) (Unaudited)

Net Sales. The Company’s net sales for first half 2006 were $135.3 million as compared to $89.5 million for first half 2005, an increase of $45.8 million, or 51.2%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first half 2006 and first half 2005 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Half 2006	Percentage of Net Sales	Net Sales First Half 2005	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Eagle Brand Premium Dessert Kits and other canned milk	$127.1	94.0%	$80.9	90.4%
Niche brand products	Borden Egg Nog, None Such and Kava	8.2	6.0	8.6	9.6

Total net sales		$135.3	100.0%	$89.5	100.0%

Net sales of the canned milk product line increased by $46.2 million in first half 2006 as compared to first half 2005. This growth was due to additional net sales of $42.0 million from the Milnot canned milk business. This business was acquired in December 2004. In addition, the Company sold $1.6 million of dry powder to one customer. This product is produced at the El Paso Plant under a tolling agreement as described in Note 13 of the Notes to the Consolidated Condensed Financial Statements. In addition, the Company increased its sales presence in the baking kits category with its premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes.

Cost of Goods Sold. Cost of goods sold was $98.2 million for first half 2006 as compared to $56.0 million for first half 2005, an increase of $42.2 million, or 75.4%. The increase in cost of goods sold was primarily due to costs associated with the additional Milnot canned milk business, dry powder business, and baking kit business. In addition, the cost of goods sold was affected by higher raw material costs and start-up costs associated with the El Paso Plant. Expressed as a percentage of net sales, cost of goods sold for first half 2006 increased to 72.6% from 62.6% for first half 2005. The increase in the percentage is primarily due to the change in the sales mix to products with a higher production cost, primarily the premium dessert kits, and to the lower margin private label canned milk business. The Milnot canned milk business operates primarily within the private label sector, which generally provides lower gross margins.

Distribution Expense. Distribution expense was $10.2 million for first half 2006 as compared to $5.4 million for first half 2005, an increase of $4.8 million, or 88.9%. The increase in distribution expense was due to additional costs associated with the Milnot canned milk business and higher fuel costs and surcharges to secure adequate freight carrier capacity. Expressed as a percentage of net sales, distribution expense for first half 2006 increased to 7.5% from 6.1% for first half 2005. The percentage increased primarily due to the effect of the higher distribution fuel and surcharge costs.

Marketing Expense. Marketing expense was $8.5 million for first half 2006 as compared to $7.7 million for first half 2005, an increase of $0.8 million, or 10.4%. The increase in marketing expense was primarily due to additional costs associated with the Milnot canned milk business. Expressed as a percentage of net sales, marketing expense for first half 2006 decreased to 6.3% from 8.6% for first half 2005. This decrease in percentage was affected by the lower marketing costs associated with the Milnot canned milk business. Because the Milnot canned milk business is primarily in the private label sector, it does not require extensive marketing.

General and Administrative Expense. G&A expense was $3.1 million for first half 2006 as compared to $2.9 million for first half 2005, an increase of $0.2 million, or 6.9%. The increase is primarily the result of higher compensation and benefits expense as compared to prior year. Expressed as a percentage of net sales, G&A expense for first half 2006 was 2.3% as compared to 3.3% for first half 2005. Because of the acquisition of Milnot, the Company was able to absorb the G&A expense over a broader sales base, thus lowering the percentage of G&A expense to net sales.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for first half 2006. This represented the amortization of a covenant not to compete recorded in connection with the Milnot Acquisition that will be amortized over five years.

Plant closure costs. The Company recorded $0.5 million for first half 2006 for employee costs, including benefits and severance for employees associated with the closed MS Plant and plant closure costs associated with the PA Plant and MS Plant. This expense was offset by a gain of $0.2 million for certain assets sold at the PA Plant.

Relocation and organization costs. Relocation and organization costs were $0.1 million for first half 2006. These costs were incurred to relocate current and new employees to the El Paso Plant, and to organize and train the staff at the El Paso Plant.

Impairment charge on plant closure. Because of the Plant Closure, the Company recorded an impairment charge of $2.6 million for the production assets at its PA Plant in first half 2005.

Operating Income. Operating income was $14.5 million for first half 2006 as compared to $14.9 million for first half 2005, a decrease of $0.4 million, or 2.7%. Expressed as a percentage of net sales, operating income for first half 2006 decreased to 10.7% from 16.5% for first half 2005. The decrease in operating income was due to, among other items mentioned above, the change in sales mix to products with a higher production cost or lower margined private label business.

Interest Expense. Interest expense was $11.8 million for first half 2006 as compared to $9.5 million for first half 2005, an increase of $2.3 million, or 24.2%. The increase in interest expense was due to a higher average interest rate of 11.6% in first half 2006 as compared to an average interest rate of 10.5% in first half 2005. The average debt balance in first half 2006 was $205.4 million as compared $180.9 million in first half 2005.

Income Taxes. The Company recorded an income tax expense for state and local taxes of less than $0.1 million for first half 2006 and first half 2005. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets. The Company was able to use its net operating loss carry forwards in the current periods.

Liquidity and Capital Resources

As of December 31, 2005, the Company’s secured Revolving Financing Facility consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $53.0 million. The Company must borrow the maximum amount on Revolver B before the Company can utilize Revolver A. As of December 31, 2005, the maximum available borrowing base on Revolver A was $19.4 million. As of December 31, 2005 and July 2, 2005, the borrowings under Revolver A were $0 and $11.5 million, respectively. As of December 31, 2005 and July 2, 2005, the borrowings under Revolver B were $47.9 and $63.0 million, respectively.

The amendments to the Financing Agreement occurring during the Company’s first half of fiscal year 2006 were as follows. On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”) The Fourth Amendment, among other things, (i) increased the maximum fixed charge coverage ratio and (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2005, and (ii) decreased the amount of capital expenditures permitted for fiscal year ending June 30, 2006. On November 9, 2005, the Company entered into a Sixth Amendment to Financing Agreement (the “Sixth Amendment”). The Sixth Amendment corrected an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40,000. The Company further amended its Financing

Agreement on February 3, 2006 (the “Seventh Amendment”). The Seventh Amendment among other things, (i) increased the Revolving B Credit Commitment to $63,000 through December 31, 2006, (ii) decreased the Revolving A Credit Commitment to $35,000, (iii) extended the Final Maturity Date until December 23, 2007 (subject to certain extensions), (iv) decreased the interest rate applicable to the Revolving B Loans to (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the Reference Rate and (v) amended certain of the financial covenants.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Financing Agreement includes a clean-up provision, which requires the Company to reduce the outstanding principal amount of Revolver B to specific amounts on January 3, 2006 and January 3, 2007. As of January 3, 2006, the Company met this requirement. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents, and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

The Company’s unsecured Subordinated Promissory Notes consist of a note in favor of DFA for the aggregate principal amount of $12.0 million (the “DFA Note”) and a note in favor of Milnot Holdings Corporation for the aggregate principal amount of $2.0 million (the “Milnot Note”, and together with the Milnot Note, the “Acquisition Notes”). Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The Acquisition Notes accelerate upon an Event of Default which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank pari passu with Eagle’s 8 3/4% Senior Subordinated Notes due 2008 (the “Senior Notes”).

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

Interest payments on the Company’s Senior Notes and interest and principal payments under the Revolving Financing Facility represent significant cash requirements for the Company. Borrowings under the Revolving Financing Facility bear interest at floating rates and require interest payments monthly. Interest payments on the Senior Notes are required semi-annually in January and July of each year.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had capital expenditures of $5.1 million in first half 2006. The Company expects to spend $7.0 million on capital expenditures during its fiscal year ending July 1, 2006 for enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash from operating activities was $32.9 million and $34.7 million in first half 2006 and first half 2005, respectively, a decrease of $1.8 million. The decrease was due to the higher costs affected by increases in the cost of raw material, distribution expenses, and interest expense. In addition, it was affected by start-up costs at the El Paso Plant.

Cash used in investing activities was $4.9 million and $16.3 million in first half 2006 and first half 2005, respectively, a decrease of $11.4 million. In first half 2005, the Company acquired Milnot and made a payment of $14.2 million. This decrease was offset by $5.1 million used in first half 2006 for capital expenditures at the El Paso Plant, net of cash proceeds of $0.2 million received in first half 2006 for certain assets sold at the PA Plant.

Cash used in financing activities was $26.7 million and $19.1 million in first half 2006 and first half 2005, respectively, an increase of $7.6 million. This increase in cash from financing activities supported the cash requirements related to the Company’s operating requirements of the consolidated businesses.

As of December 31, 2005, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to said stockholder on the Senior Notes after March 23, 2004.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At December 31, 2005, the Company had a five-year milk supply agreement with DFA and a three-year can supply agreement with a can supplier to provide 100% of the Company’s can requirements with no stipulated minimum volumes. In addition, the Company purchases a significant portion of its milk requirements at its canned milk manufacturing plant in Seneca, Missouri (the “Seneca Plant”) under a supply arrangement with a milk cooperative, Central Equity Milk Producers, which terminates in December 2007, unless renewed. This arrangement may be terminated with six months notice in the event of the closure of the Seneca Plant, and the volume supplied can be reduced for changes in customer demands. The amounts reported in the table below as purchase obligations – milk are based on a forecasted milk price, using an average of historical milk prices. The Company intends to utilize the raw materials under its outstanding purchase commitments at December 31, 2005 in production.

The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance, and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at December 31, 2005 (dollars in thousands):

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$115,000	$—	$—
Revolving financing obligations	47,865	47,865	—	—	—
Acquisition notes	14,000	—	14,000	—	—
Purchase obligations – milk	181,864	41,891	84,017	55,956	—
Purchase obligations – other	11,682	11,682	—	—	—
Operating lease obligations	1,576	546	649	313	68

Total	$371,987	$101,984	$213,666	$56,269	$68

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

Impact of Inflation

In fiscal year 2005 and through the first half 2006, the Company experienced higher raw material and transportation costs. The raw material ingredients most affecting this increase were milk, sugar, and cans used in producing canned milk. While the Company expects that the costs of certain of these ingredients may stabilize during fiscal year 2006, there can be no assurance that costs will stabilize. In first half 2006, sugar, a raw material ingredient used in producing canned milk, increased significantly because of the impact the hurricanes Katrina and Wilma had on the sugar refineries located in that particular region of the country. The Company is finding replacement sugar, but at higher costs than in previous quarters. There can be no assurance that the availability and price of sugar will stabilize in the near future.

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Certain of the Company’s product lines, primarily canned milk, Borden eggnog and None Such mincemeat pie filling, has the highest level of consumption during the November and December holiday season. In recent years, approximately 41% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, requiring the Company to draw additional amounts on its Revolving Financing Facility in that period.

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of December 31, 2005, the outstanding indebtedness was $176.9 million, with maturities of $47.9 million in fiscal year 2007 on the Revolving Financing Facility and $115.0 million and $14.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes, respectively. This substantial indebtedness could have important consequences. For example, it could:

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

The Financing Agreement governing the Revolving Financing Facility restricts management’s discretion in operating the Company’s business. The Financing Agreement requires the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which will reduce the cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes. In addition, the Financing Agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The Financing Agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions, and make capital expenditures.

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

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. Cans for the canned milk products are purchased through one supplier for both plants. Kava instant coffee, sweetened condensed milk marketed in Canada, certain evaporated canned milk products, NoneSuch mincemeat pie filling, and Borden eggnog are obtained in final product form from third party manufacturers, or co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

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

The Company uses milk as a major ingredient in its canned milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. The Federal government classification of milk procured for the production of canned milk does not have an active commodity future contract market that trades on the Chicago Mercantile Exchange, as do other classifications of milk. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. Because this pricing strategy does not exist for the Company, if milk prices continue to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. Eagle entered into a long-term milk supply agreement in which DFA will supply raw milk at market prices to the El Paso Plant to manufacture its canned milk products.

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

The Company refurbished the El Paso Plant and expanded its capabilities into processing canned milk. The El Paso Plant has been operational since August 2005. While the Company believes that the refurbishment and expansion will result in the Company obtaining a more competitive position in the canned milk business by reducing operating costs and increasing gross profits, there can be no assurance that the Company will succeed in achieving these goals. In addition, there can be no assurance that the El Paso Plant will not have quality issues or delays in production or shipment to customers. Any of the above mentioned factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture, and market new products or line extensions to its existing product lines. The Company made an investment in the development, test marketing, and promotion of premium dessert kits utilizing popular sweetened condensed milk recipes, which were introduced into the market in fiscal year 2004. The Company cannot predict whether it will be successful in the continued marketing and manufacturing efforts of this product offering or any other new products. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing products, which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect the Company’s business, financial condition and results of operations.

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

The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement by state health agencies of various state standards and inspection of facilities. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of volatile products, cease and desist orders, injunctions and/or monetary penalties.

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

The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental regulations governing the storage, handling, generation, treatment, emission, and disposal of certain substances and wastes, and the remediation of contaminated soil and groundwater. As such, the nature of the Company’s operations exposes it to the risk of claims with respect to environmental matters. The Company believes that it is substantially in compliance with all applicable laws and regulations for the protection of the environment. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations and liability for known environmental claims will not have a material adverse effect on the Company’s business, financial condition, or results of operations. There can be no assurances that past material environmental liabilities will not be identified or that new material environmental liabilities will not be incurred. In addition, future events, such as changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended July 2, 2005.

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

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements, which include assumptions about future market conditions, operations, and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance, or achievements in the future could differ significantly from the results, performance, or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at December 31, 2005, and that were sensitive to changes in interest rates. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

	2006	2007	2008	2009	Balance at December 31, 2005	Fair Value
Liabilities
Fixed rate	—	—	$115,000	—	$115,000	$86,825
Average interest rate	—	—	8.750%	—	8.750%
Variable rate	$47,865	—	$14,000	—	$61,865	$61,865
Average interest rate	14.389%	—	6.540%	—	12.613%

As the table incorporates only the exposures that existed as of December 31, 2005, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, the ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.6 million in an annual forecasted interest expense. The Company’s variable rate liability noted in the 2006 column has a stated maturity date of March 23, 2007, but is reported as current because the debt agreement has a daily lockbox sweep arrangement and a subjective acceleration clause. See additional disclosure in Note 9 of the Notes to the Consolidated Condensed Financial Statements of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Milk Hedging

In the ordinary course of business, the Company may enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. The Federal government classification of milk procured for the production of canned milk does not have an active market for future contracts traded on the Chicago Mercantile Exchange, as do other classifications of milk. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. Because this pricing strategy does not exist for the Company, if milk prices continue to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. The Company had no milk futures contracts as of December 31, 2005.

Cautionary Statement Regarding Forward-Looking Statements

This section may contain forward-looking statements, which include assumptions about future market conditions, operations, and financial results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results, performance, or achievements in the future could differ significantly from the results, performance, or achievements discussed or implied in such forward-looking statements herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of December 31, 2005, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

PART II. OTHER INFORMATION

Item 6. EXHIBITS

10.1	Seventh Amendment to Financing Agreement dated as of February 3, 2006 by and among Eagle Family Foods Holdings, Inc. (“Holdings”), Eagle Family Foods, Inc., each subsidiary of Holdings listed as a guarantor on the signature pages thereto, the financial institutions from time to time party thereto (the “Lenders”), Fortress Credit Opportunities I LP, as collateral agent for the Lenders, and Wachovia Bank, National Association formerly known as Congress Financial Corporation (Central), as administrative agent for the Lenders.

31.1	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods, Inc.

31.2	Certification, pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Eagle Family Foods Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EAGLE FAMILY FOODS HOLDINGS, INC.
EAGLE FAMILY FOODS, INC.

By:	/s/ Craig Steinke
President, Chief Executive Officer and Chief Financial Officer

Date: February 9, 2006