Form 10-Q
period 2006-04-01
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2006-05-11
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

As of May 11, 2006, there were 2,437,422 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Thirteen-Week Period Ended		Thirty-Nine Week Period Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Sales, before marketing allowance	$35,054	$31,181	$192,246	$140,610
Marketing allowance	3,233	3,197	25,119	23,143

Net sales	31,821	27,984	167,127	117,467
Cost of goods sold	26,731	22,541	124,971	78,516

Gross margin	5,090	5,443	42,156	38,951

Distribution expense	3,562	2,620	13,729	8,044
Marketing expense	2,329	2,495	10,870	10,155
General and administrative expense	1,377	1,775	4,516	4,693
Plant closure costs	249	599	761	599
Amortization of intangible assets	63	63	189	63
Relocation and organization costs	—	—	131	—
Impairment charge on plant closure	—	—	—	2,612

Operating income(loss)	(2,490)	(2,109)	11,960	12,785
Interest expense	5,702	4,879	17,544	14,415

Loss before income taxes	(8,192)	(6,988)	(5,584)	(1,630)
Income tax expense	99	4	127	19

Net loss	(8,291)	(6,992)	(5,711)	(1,649)
Preferred stock dividends	167	215	489	5,651

Net loss attributable to common stockholders	$(8,458)	$(7,207)	$(6,200)	$(7,300)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	April 1, 2006	July 2, 2005
Assets
Current assets
Cash and cash equivalents	$1,487	$1,943
Accounts receivable, net	10,705	10,767
Inventories	28,197	43,712
Other current assets	1,005	725

Total current assets	41,394	57,147
Property and equipment, net	25,201	21,384
Goodwill	65,838	65,838
Other intangible assets	35,472	35,661
Other non-current assets	2,455	3,447

Total assets	$170,360	$183,477

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$69,019	$74,546
Accounts payable	11,395	12,121
Other accrued liabilities	7,130	6,940
Accrued interest	2,518	4,943

Total current liabilities	90,062	98,550

Long-term debt	127,406	126,751

Commitments and contingencies	—	—

Redeemable preferred stock, 1,000,000 shares authorized:
Series I preferred stock, $0.01 par value, 150 shares issued and outstanding	5,856	5,367

Stockholders’ deficit
Common stock $0.01 par value, 2,750,000 shares authorized, 2,437,422 shares issued and outstanding	24	24
Additional paid-in capital	25,627	25,627
Accumulated deficit	(78,143)	(71,943)
Unearned compensation	(474)	(687)
Accumulated other comprehensive income (loss)	2	(212)

Total stockholders’ deficit	(52,964)	(47,191)

Total liabilities and stockholders’ deficit	$170,360	$183,477

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statement of Changes in Stockholders’ Deficit and

Other Comprehensive Income (Loss)

For the Thirty-Nine Week Period Ended April 1, 2006

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 2, 2005	$24	$25,627	$(71,943)	$(687)	$(212)	$(47,191)
Other comprehensive income (loss):
Net loss	—	—	(5,711)	—	—	(5,711)
Foreign currency translation adjustment	—	—	—	—	118	118
Minimum pension liability	—	—	—	—	96	96

Other comprehensive income (loss)						(5,497)

Preferred stock dividends	—	—	(489)	—	—	(489)
Amortization of unearned compensation	—	—	—	213	—	213

Balance, April 1, 2006	$24	$25,627	$(78,143)	$(474)	$2	$(52,964)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirty-Nine Week Period Ended April 1, 2006	Thirty-Nine Week Period Ended April 2, 2005
Cash flows from operating activities:
Net loss	$(5,711)	$(1,649)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	2,751	1,322
Amortization of deferred financing costs	1,403	1,271
Gain on sale of fixed assets	(196)	—
Impairment charge on plant closure	—	2,612
Net change in assets and liabilities:
Accounts receivable, net	120	2,941
Inventories	15,515	3,569
Accounts payable	(746)	292
Other assets	(286)	282
Other liabilities	(2,117)	(927)

Cash from operating activities	10,733	9,713

Cash used in investing activities	(5,316)	(17,370)

Cash (used in) from financing activities	(5,928)	7,757

Effect of exchange rate changes on cash	55	99

(Decrease) increase in cash and cash equivalents	(456)	199
Cash and cash equivalents at beginning of period	1,943	2,030

Cash and cash equivalents at end of period	$1,487	$2,229

Supplemental disclosure:
Interest paid	$18,040	$15,639

Non-cash activities for dividends accrued on redeemable preferred stock	$489	$5,651

Note payable received in purchase of subsidiary	$—	$2,000

Common stock exchanged for property and equipment	$—	$4,450

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

1. Basis of Presentation:

The accompanying consolidated condensed financial statements as of April 1, 2006 and July 2, 2005 and for the thirteen and thirty-nine week periods ended April 1, 2006 and April 2, 2005 present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiary. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s Consolidated Condensed Financial Statements since December 23, 2004. Eagle, Holdings, and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed financial statements as of April 1, 2006 and July 2, 2005 and for the thirteen and thirty-nine week periods ended April 1, 2006 and April 2, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 2, 2005. In the opinion of management, the accompanying financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Certain of the Company’s product lines, primarily canned milk, Borden eggnog and None Such mincemeat pie filling, have the highest level of consumption during the November and December holiday season. In recent years, approximately 41% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement, for any hybrid financial that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS. No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. This statement also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. The Company is required to adopt SFAS No. 156 in fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

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

This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company has estimated the fair value of assets acquired and liabilities assumed. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition have been included in the statement of financial position of the Company. The Company has recorded the value of the property and equipment based on the valuation provided by an independent third party appraiser.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

The results of Milnot’s operations have been included in the Company’s consolidated condensed financial statements since December 23, 2004. The following pro forma information presents the consolidated results of operations of the Company and Milnot for the thirty-nine week period ended April 2, 2005 as if the acquisition occurred on July 4, 2004. Income from continuing operations was adjusted to reflect the depreciation expense of the appraised value of property and equipment, the amortization expense of the fair value of intangible assets, and the interest expense on debt incurred for the acquisition. The pro forma results have been prepared for illustrative purposes and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results that may occur in the future. Pro forma net sales and income from continuing operations were as follows:

Thirty-Nine Week Period Ended April 2, 2005
Net sales	$153,006

Income from continuing operations	$(1,457)

5. Divestiture Activities:

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”). Future production has been shifted to the Company’s manufacturing plant in El Paso, Texas (the “El Paso Plant”), or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. Plant closure costs of $164 and $440 were recorded during the thirteen and thirty-nine week periods ended April 1, 2006, respectively. The Company recorded gains of $193 on the sale of certain assets at the PA Plant during the thirty-nine week period ended April 1, 2006.

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi. Future production has been shifted to the El Paso Plant. Closure and employee costs of $85 and $514, including benefits and severance, were recorded during the thirteen and thirty-nine week periods ended April 1, 2006, respectively.

6. Inventories:

Inventories are costed using the first-in, first-out method at the lower of cost or market and consisted of the following:

	April 1, 2006	July 2, 2005
Finished goods	$22,880	$39,336
Raw materials	5,317	4,376

Total inventories	$28,197	$43,712

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

7. Property and Equipment:

Property and equipment is recorded at cost and consisted of the following:

	April 1, 2006	July 2, 2005
Land	$786	$786
Buildings and improvements	14,907	4,845
Machinery and equipment	16,414	9,186
Computer equipment and software	9,544	11,280
Construction in progress	156	12,212

Total property and equipment	41,807	38,309
Accumulated depreciation	(16,606)	(16,925)

Property and equipment, net	$25,201	$21,384

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever evidence exists that the carrying value is not recoverable.

8. Goodwill and Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen week period ended October 1, 2005, and determined there was no impairment. The Company has reviewed various impairment indicators as of April 1, 2006 that could affect the valuation of goodwill and intangible assets, and has determined there was no impairment.

Other intangible assets consisted of the following:

	April 1, 2006			July 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$(315)	$945	$1,260	$(126)	$1,134

Intangible assets not subject to amortization:
Trade names			34,527			34,527

Total other intangible assets			$35,472			$35,661

Total amortization of intangible assets was $63 for the thirteen week periods ended April 1, 2006 and April 2, 2005, and $189 and $63 for the thirty-nine week periods ended April 1, 2006 and April 2, 2005, respectively. The estimated annual amortization expense is $252 for fiscal years 2006 through 2009, and $126 for fiscal year 2010.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

9. Debt:

Debt consisted of the following:

	April 1, 2006	July 2, 2005
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due December 23, 2007	69,019	74,546
Subordinated promissory notes due November 1, 2007	14,000	14,000
Unamortized discount on subordinated promissory notes	(1,594)	(2,249)

Total debt	196,425	201,297
Less revolving financing facility	(69,019)	(74,546)

Long-term debt	$127,406	$126,751

The maturities for the above mentioned debts are $69,019 and $129,000 in fiscal year 2006 and fiscal year 2008, respectively.

Senior Subordinated Notes

The Company’s $115,000 of Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008 bear interest at 8.75% per annum, payable on January 15 and July 15. The fair market value of the Senior Notes was approximately $83,375 and $92,000 at April 1, 2006 and July 2, 2005, respectively.

As of April 1, 2006, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14,092 in aggregate principal amount of Senior Notes. Each shareholder has guaranteed payment to the extent of interest paid after March 23, 2004 on the Senior Notes to said shareholder on Revolver B obligations and associated costs.

Revolving Financing Facility

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association (formerly known as Congress Financial Corporation (Central)) (“Wachovia”), an administrative agent for the Lenders. The Financing Agreement provides for a secured Revolving Financing Facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $35,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000, until December 31, 2006, thereafter until maturity not to exceed $53,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of the lesser of 65% of the book value of eligible inventory or 85% of the net orderly liquidation value of the eligible inventory; plus 85% of the value of the net amount of eligible accounts receivable, each as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of April 1, 2006, the maximum available borrowing base on Revolver A was $20,558. As of April 1, 2006 and July 2, 2005, the borrowings under Revolver A were $6,019 and $11,546, respectively, and as of April 1, 2006 and July 2, 2005, the borrowings under Revolver B were $63,000. The maturity date of the Financing Agreement is December 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s fiscal year were as follows. On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”) The Fourth Admendment, among other things, (i) increased the maximum fixed charge coverage ratio, (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increased the amount of

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

capital expenditures permitted for fiscal year ending June 30, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (ii) decreased the amount of capital expenditures permitted for fiscal year ending June 30, 2006. On November 9, 2005, the Company entered into a Sixth Amendment to Financing Agreement (the “Sixth Amendment”). The Sixth Amendment corrected an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40,000. On February 3, 2006, the Company entered into a Seventh Amendment to Financing Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) increased the Revolving B Credit Commitment to $63,000 through December 31, 2006, (ii) decreased the Revolving A Credit Commitment to $35,000, (iii) extended the Final Maturity Date until December 23, 2007 (subject to certain further extensions), (iv) decreased the interest rate applicable to the Revolving B Loans to (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the reference rate as announced by Wachovia (the “Reference Rate”) and (v) amended certain of the financial covenants.

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

The interest rate on Revolver A is LIBOR plus 3.0% or the Reference Rate plus 0.5%. The interest rate on Revolver B is (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the Reference Rate. The interest rate is determined based on the Company’s cash requirements and expected duration of the outstanding debt. The weighted average interest rate for year-to-date 2006 was 7.4% and 15.1% on Revolver A and Revolver B, respectively. The fair market value of the Revolving Financing Facility at April 1, 2006 and July 2, 2005 was approximately the carrying value.

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

As of April 1, 2006, the Company had letters of credit outstanding totaling $219 under the Revolving Financing Facility, as required by certain insurance policies.

Subordinated Promissory Notes

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of Dairy Farmers of America (“DFA”) for the aggregate principal amount of $12,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued the Milnot Note, each in connection with the Milnot Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company ( as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for year-to-date 2006 was 6.0%.

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

The Company recorded the Acquisition Notes at the present value using the Company’s interest rate for long-term borrowings at the debt issuance date. The purchase price of the Milnot Acquisition had been adjusted by $371 for the discount on the Milnot Note. The DFA Note had been discounted by $2,304 in conjunction with DFA’s purchase of Holdings’ common stock. The discount amounts are being amortized over the term of the Acquisition Notes using the effective interest method.

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

Cumulative accrued dividends on the Series I Preferred Stock were $860 as of April 1, 2006. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit. The accretion of the preferred stock dividends has been reported on the Consolidated Condensed Statements of Stockholders’ Deficit and Other Comprehensive Income (Loss).

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

(Dollars in Thousands, Except Share Data)

(Unaudited)

12. Pension Plan:

The Company sponsors a defined benefit plan covering all eligible union employees (the “Benefit Plan”). The Benefit Plan information is determined on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following:

	Three Months Ended
	March 31, 2006	March 31, 2005
Service cost	$—	$19
Interest cost	8	8
Expected return on plan assets	(9)	(6)
Amortization of net loss	9	4

Net periodic benefit cost	$8	$25

The Company contributed $200 during the thirty-nine week period ended April 1, 2006. The Company contributed a total $100 to fund its Benefit Plan for the calendar year ended December 31, 2005.

13. Related Party Transactions:

The Company entered into a tolling agreement with DFA, a 44% owner of the voting stock of Holdings. Under this agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into non-fat dry milk powder (“milk powder”). DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales, and for the thirteen and thirty-nine week periods ended April 1, 2006 totaled $1,045 and $2,653, respectively.

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

In the fiscal year ended July 2, 2005, the Company had several significant events that affected operations into the Company’s current fiscal year. Dairy Farmers of America (“DFA”) contributed $10.0 million and transferred ownership of an existing non-fat dry milk powder manufacturing plant in El Paso, Texas (the “El Paso Plant”). In addition, Mid-Am Capital L.L.C. (“Mid-Am”), DFA’s affiliate, invested $6.0 million for a series of Preferred Stock of Holdings. With the additional funds, the Company refurbished and expanded the El Paso Plant’s capabilities into processing sweetened condensed and evaporated milk (“canned milk”). It began producing canned milk in August 2005. The Company believes the El Paso Plant’s operations will position the Company to be in a more competitive position in the canned milk business by reducing operating costs and increasing gross profits on the products manufactured at the El Paso Plant.

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

Discussion and analysis on operating results

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen and thirty-nine week periods ended April 1, 2006 and April 2, 2005 of the Company. The following discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen and thirty-nine week periods ended April 1, 2006 and April 2, 2005.

	Results of Operations (unaudited)
	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.0	80.5	74.8	66.8

Gross margin	16.0	19.5	25.2	33.2
Distribution expense	11.2	9.4	8.2	6.8
Marketing expense	7.3	8.9	6.5	8.6
General and administrative expense	4.3	6.3	2.7	4.0
Plant closure costs	0.8	2.1	0.5	0.5
Amortization of intangible assets	0.2	0.2	0.1	0.1
Relocation and organization costs	—	—	0.1	—
Impairment charge on plant closure	—	—	—	2.2

Operating income	(7.8)%	(7.4)%	7.1%	11.0%

Results of Operations

Thirteen Week Periods ended April 1, 2006 (“third quarter 2006”) and April 2, 2005 (“third quarter 2005”) (Unaudited)

Net Sales. The Company’s net sales for third quarter 2006 were $31.8 million as compared to $28.0 million for third quarter 2005, an increase of $3.8 million, or 13.7%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for third quarter 2006 and third quarter 2005 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Third Quarter 2006	Percentage of Net Sales	Net Sales Third Quarter 2005	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Eagle Brand Premium Dessert Kits and other canned milk	$30.6	96.3%	$27.0	96.4%
Niche brand products	Borden Egg Nog, None Such and Kava	1.2	3.7	1.0	3.6

Total net sales		$31.8	100.0%	$28.0	100.0%

Net sales of the canned milk product line increased by $3.6 million in third quarter 2006 as compared to third quarter 2005. This growth was due to additional net sales of $3.5 million from the Milnot canned milk business. In addition, the Company manufactured milk into dry powder for DFA under a tolling agreement as described in Note 13 of the Notes to the Consolidated Condensed Financial Statements, and charged DFA approximately $1.0 million for this activity. Revenues are billed based on an estimate of the cost of the manufacturing dry powder including an allocation of plant overhead costs.

Cost of Goods Sold. Cost of goods sold was $26.7 million for third quarter 2006 as compared to $22.5 million for third quarter 2005, an increase of $4.2 million, or 18.6%. The increase in cost of goods sold was primarily due to costs associated with the Milnot canned milk business and the dry powder business. In addition, the cost of goods sold was affected by higher raw material costs. Expressed as a percentage of net sales, cost of goods sold for third quarter 2006 increased to 84.0% from 80.5% for third quarter 2005. The increase in the percentage is primarily due to the higher costs related to raw material ingredients and to the lower margin private label canned milk business. The Milnot canned milk business operates primarily within the private label sector, which generally provides lower gross margins.

Distribution Expense. Distribution expense was $3.6 million for third quarter 2006 as compared to $2.6 million for third quarter 2005, an increase of $1.0 million, or 36.0%. The increase in distribution expense was due to additional costs associated with the Milnot canned milk business and to higher fuel costs and surcharges to secure adequate freight carrier capacity. Expressed as a percentage of net sales, distribution expense for third quarter 2006 increased to 11.2% from 9.4% for third quarter 2005. The percentage increased due to the effect of these higher distribution costs and to a change in the sales mix to products that generally have higher distribution costs.

Marketing Expense. Marketing expense was $2.3 million for third quarter 2006 as compared to $2.5 million for third quarter 2005, a decrease of $0.2 million, or 6.7%. Expressed as a percentage of net sales, marketing expense for third quarter 2006 decreased to 7.3% from 8.9% for third quarter 2005. This decrease in percentage was affected by the lower marketing costs associated with the Milnot canned milk business. Because the Milnot canned milk business is primarily in the private label sector, it does not require extensive marketing.

General and Administrative (“G&A”) Expense. G&A expense was $1.4 million for third quarter 2006 as compared to $1.8 million for third quarter 2005, a decrease of $0.4 million, or 22.3%. The decrease is G&A Expense is primarily due to expenditures in third quarter 2005 related to the Milnot transition and accounting costs associated with the Milnot transaction not required in the current year. Expressed as a percentage of net sales, G&A expense for third quarter 2006 decreased to 4.3% from 6.3% for third quarter 2005.

Plant closure costs. In third quarter 2006, the Company recorded $0.2 million for plant closure costs associated with the PA Plant and the MS Plant and additional pension expense. In third quarter 2006, the Company recorded $0.6 million for employee costs, including benefits and severance for employees associated with the closed PA Plant.

Amortization of intangible assets. Amortization of intangible assets was less than $0.1 million for third quarter 2006 and third quarter 2005. This represented the amortization of a covenant not to compete recorded for the Milnot Acquisition that will be amortized over five years.

Operating Loss. Operating loss was $2.5 million for third quarter 2006 as compared to an operating loss of $2.1 million for third quarter 2005, an increase of $0.4 million, or 18.1%. Expressed as a percentage of net sales, operating loss for third quarter 2006 increased to 7.8% from 7.4% for third quarter 2005.

Interest Expense. Interest expense was $5.7 million for third quarter 2006 as compared to $4.9 million for third quarter 2005, an increase of $0.8 million, or 16.4%. The increase in interest expense was due to a higher average interest rate of 12.0% in third quarter 2006 as compared to an average interest rate of 11.6% in third quarter 2005. In addition, the change was affected by an increase in the average debt balance in third quarter 2006 of $189.0 million as compared $167.9 million in third quarter 2005.

Income Taxes. The Company recorded an income tax expense for state and local taxes of $0.1 million for third quarter 2006 and less than $0.1 million for third quarter 2005. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Thirty-Nine Week Periods ended April 1, 2006 (“year-to-date 2006”) and April 2, 2005 (“year-to-date 2005”) (Unaudited)

Net Sales. The Company’s net sales for year-to-date 2006 were $167.1 million as compared to $117.5 million for year-to-date 2005, an increase of $49.6 million, or 42.3%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for year-to-date 2006 and year-to-date 2005 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Year-to-Date 2006	Percentage of Net Sales	Net Sales Year-to-Date 2005	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Eagle Brand Premium Dessert Kits and other canned milk	$157.8	94.4%	$107.9	91.8%
Niche brand products	Borden Egg Nog, None Such and Kava	9.3	5.6	9.6	8.2

Total net sales		$167.1	100.0%	$117.5	100.0%

Net sales of the canned milk product line increased by $49.9 million for year-to-date 2006 as compared to year-to-date 2005. This growth was due to additional net sales of $45.4 million from the Milnot canned milk business. This business was acquired in December 2004. In addition, the Company manufactured milk into dry powder for DFA under a tolling agreement as described in Note 13 of the Notes to the Consolidated Condensed Financial Statements, and charged DFA approximately $2.7 million for this activity. Revenues are billed based on an estimate of the cost of the manufacturing dry powder including an allocation of plant overhead costs. In addition, the Company increased its sales presence in the baking kits category with its premium dessert kits that utilize the Company’s Eagle Brand sweetened condensed milk product in popular sweetened condensed milk recipes.

Cost of Goods Sold. Cost of goods sold was $125.0 million for year-to-date 2006 as compared to $78.5 million for year-to-date 2005, an increase of $46.5 million, or 59.2%. The increase in cost of goods sold was primarily due to costs associated with the additional Milnot canned milk business, dry powder business, and baking kit business. In addition, the cost of goods sold was affected by higher raw material costs. Expressed as a percentage of net sales, cost of goods sold for year-to-date 2006 increased to 74.8% from 66.8% for year-to-date 2005. The increase in the percentage is primarily due to the change in the sales mix to products with a higher production cost, primarily the premium dessert kits, and to the lower margin private label canned milk business. The Milnot canned milk business operates primarily within the private label sector, which generally provides lower gross margins.

Distribution Expense. Distribution expense was $13.7 million for year-to-date 2006 as compared to $8.0 million for year-to-date 2005, an increase of $5.7 million, or 70.7%. The increase in distribution expense was due to additional costs associated with the Milnot canned milk business and to higher fuel costs and surcharges to secure adequate freight carrier capacity. Expressed as a percentage of net sales, distribution expense for year-to-date 2006 increased to 8.2% from 6.8% for year-to-date 2005. The percentage increased primarily due to the effect of the higher distribution fuel and surcharge costs.

Marketing Expense. Marketing expense was $10.9 million for year-to-date 2006 as compared to $10.2 million for year-to-date 2005, an increase of $0.7 million, or 7.0%. The increase in marketing expense was primarily due to additional costs associated with the Milnot canned milk business, offset by a reduction in marketing expense supporting the baking kits. Expressed as a percentage of net sales, marketing expense for year-to-date 2006 decreased to 6.5% from 8.6% for year-to-date 2005. This decrease in percentage was affected by the lower marketing costs associated with the Milnot canned milk business. Because the Milnot canned milk business is primarily in the private label sector, it does not require extensive marketing.

General and Administrative Expense. G&A expense was $4.5 million for year-to-date 2006 as compared to $4.7 million for year-to-date 2005, a decrease of $0.2 million, or 3.7%. Expressed as a percentage of net sales, G&A expense for year-to-date 2006 was 2.7% as compared to 4.0% for year-to-date 2005. Because of the acquisition of Milnot, the Company was able to absorb the G&A expense over a broader sales base, thus lowering the percentage of G&A expense to net sales.

Plant closure costs. The Company recorded $0.8 million for year-to-date 2006 for employee costs, including benefits and severance for employees associated with the closed MS Plant and plant closure costs associated with the PA Plant and MS Plant. This expense was offset by a gain of $0.2 million for certain assets sold at the PA Plant. In year-to-date 2005, the Company recorded $0.6 million for severance and benefit expense for the employees associated with the closed PA Plant.

Amortization of intangible assets. Amortization of intangible assets was $0.2 million and less than $0.1 million for year-to-date 2006 and year-to-date 2005, respectively. This amortization represented the amortization of a covenant not to compete recorded for the Milnot Acquisition that will be amortized over five years.

Relocation and organization costs. Relocation and organization costs were $0.1 million for year-to-date 2006. These costs were incurred to relocate current and new employees to the El Paso Plant, and to organize and train the staff at the El Paso Plant.

Impairment charge on plant closure. Because of the Plant Closure, the Company recorded an impairment charge of $2.6 million for the production assets at its PA Plant in first half 2005.

Operating Income (Loss). Operating income was $12.0 million for year-to-date 2006 as compared to operating income of $12.8 million for year-to-date 2005, a decrease of $0.8 million, or 6.5%. Expressed as a percentage of net sales, operating income for year-to-date 2006 decreased to 7.1% from 11.0% for year-to-date 2005. The decrease in operating income was due to, among other items mentioned above, the change in sales mix to products with a higher production cost, and to lower margin private label business.

Interest Expense. Interest expense was $17.5 million for year-to-date 2006 as compared to interest expense of $14.4 million for year-to-date 2005, an increase of $3.1 million, or 21.5%. The increase in interest expense was due to a higher average interest rate of 11.8% in year-to-date 2006 as compared to an average interest rate of 10.9% in year-to-date 2005. In addition, the change was affected by an increase in the average debt balance in year-to-date 2006 of $200.0 million as compared $176.6 million in year-to-date 2005.

Income Taxes. The Company recorded income tax expense of $0.1 million for year-to-date 2006 and less than $0.1 million for year-to-date 2005. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets.

Liquidity and Capital Resources

As of April 1, 2006, the Company’s secured Revolving Financing Facility consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $35.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000, until December 31, 2006, thereafter until maturity not to exceed $53,000. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of April 1, 2006, the maximum available borrowing base on Revolver A was $20.6 million. As of April 1, 2006 and July 2, 2005, the borrowings under Revolver A were $6.0 and $11.5 million, respectively. As of April 1, 2006 and July 2, 2005, the borrowings under Revolver B were $63.0 million.

The amendments to the Financing Agreement occurring during the Company’s fiscal year were as follows. On July 14, 2005, the Company entered into a Fourth Amendment to Financing Agreement (the “Fourth Amendment”) The Fourth Admendment, among other things, (i) increased the maximum fixed charge coverage ratio, (ii) reduced the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (iii) increased the amount of capital expenditures permitted for fiscal year ending June 30, 2006. On August 25, 2005, the Company entered into a Fifth Amendment to Financing Agreement (the “Fifth Amendment”). The Fifth Amendment (i) increased the amount of capital expenditures permitted for fiscal year ended June 30, 2005 and (ii) decreased the amount of capital expenditures permitted for fiscal year ending June 30, 2006. On November 9, 2005, the Company entered into a Sixth Amendment to Financing Agreement (the “Sixth Amendment”). The Sixth Amendment corrected an amount referenced in the definition of the term “Borrowing Base” to accurately reflect the December 23, 2004 increase of the Revolver A credit commitment to $40,000. On February 3, 2006, the Company entered into a Seventh Amendment to Financing Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) increased the Revolving B Credit Commitment to $63,000 through December 31, 2006, (ii) decreased the Revolving A Credit Commitment to $35,000, (iii) extended the Final Maturity Date until December 23, 2007 (subject to certain further extensions), (iv) decreased the interest rate applicable to the Revolving B Loans to (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the Reference Rate as announced by Wachovia and (v) amended certain of the financial covenants.

The Revolving Financing Facility contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Financing Agreement includes a clean-up provision, which requires the Company to reduce the outstanding principal amount of Revolver B to specific amounts January 3, 2007. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents, and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement. The Revolving Financing Facility includes a subjective acceleration clause and a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility.

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

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had capital expenditures of $5.6 million in year-to-date 2006. The Company expects to spend $7.0 million on capital expenditures during its fiscal year ending July 1, 2006 for enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash from operating activities was $10.7 million and $9.7 million in year-to-date 2006 and year-to-date 2005, respectively, an increase of $1.0 million. This increase is due to recognition of revenue from the fiscal 2005 build in inventory, offset by higher interest expense and distribution costs and the change in sales mix to products with higher production costs, primarily the premium dessert kits and lower margin private label canned milk business.

Cash used in investing activities was $5.3 million and $17.4 million in year-to-date 2006 and year-to-date 2005, respectively, a decrease of $12.1 million. In year-to-date 2006, the Company used $5.6 million for capital expenditures, primarily for the El Paso Plant, offset by cash proceeds of $0.2 million for assets at the PA plant. In year-to-date 2005, the Company purchased Milnot for a net cash price of $13.7 million and spent $3.6 million in capital expenditures, primarily for the El Paso Plant.

Cash used in financing activities was $5.9 million in year-to-date 2006 and cash from financing activities was $7.8 million in year-to-date 2005, a decrease of $13.7 million. In year-to-date 2005, as previously discussed, the Company received $15.7 million, net of cash charges, from DFA and Mid-Am in exchange for an equity investment in the Company, and $12.0 million in a form of a loan from DFA to purchase Milnot. The cash from financing activities in year-to-date 2006 supported the cash requirements related to the Company’s operating requirements of the consolidated business.

As of April 1, 2006, GE Investment Private Placement Partners II, a Limited Partnership and Warburg, Pincus Ventures, L.P., significant shareholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to that stockholder on the Senior Notes after March 23, 2004.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At April 1, 2006, the Company had a five-year milk supply agreement with DFA and a can supply agreement with a can supplier with twenty-seven months remaining on the term to provide 100% of the Company’s can requirements with no stipulated minimum volumes. In addition, the Company purchases a significant portion of its milk requirements at its canned milk manufacturing plant in Seneca, Missouri (the “Seneca Plant”) under a supply arrangement with a milk cooperative, Central Equity Milk Producers, which terminates in December 2007, unless renewed. This arrangement may be terminated with six months notice in the event of the closure of the Seneca Plant, and the volume supplied can be reduced for changes in customer demands. The amounts reported in the table below as purchase obligations – milk are based on a forecasted milk price, using an average of historical milk prices. The Company intends to utilize the raw materials under its outstanding purchase commitments at April 1, 2006 in production.

The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance, and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at April 1, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$115,000	$—	$—
Revolving financing obligations	69,019	69,019	—	—	—
Acquisition notes	14,000	—	14,000	—	—
Purchase obligations – milk	161,880	47,999	65,639	48,242	—
Purchase obligations – other	11,616	11,616	—	—	—
Operating lease obligations	1,472	534	598	282	58

Total	$372,987	$129,168	$195,237	$48,524	$58

The Company’s Revolving Financing Facility includes a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce borrowings outstanding under the Revolving Financing Facility. This arrangement, combined with the existence of a subjective acceleration clause, causes the Revolving Financing Facility balance to be classified as a current liability on the balance sheet. The acceleration clause allows the Company’s lenders to accelerate payment of the obligation or to terminate the Financing Agreement upon the occurrence of an event or development that would be reasonably likely to result in a material adverse effect on the Company’s operations, business, assets, properties or condition (financial or otherwise). Management believes that no such event or development has occurred. The maturity date of the Revolving Financing Facility is December 23, 2007.

Impact of Inflation

In fiscal year 2005 and through year-to-date 2006, the Company experienced higher raw material and transportation costs. The raw material ingredients most affecting this increase were milk, sugar, and cans used in producing canned milk. While the Company expects that the costs of certain of these ingredients may stabilize during fiscal year 2006, there can be no assurance that costs will stabilize. In year-to-date 2006, sugar, a raw material ingredient used in producing canned milk, increased significantly because of the impact the hurricanes Katrina and Wilma had on the sugar refineries located in that particular region of the country. The Company is finding replacement sugar, but at higher costs than in previous quarters. There can be no assurance that the availability and price of sugar will stabilize in the near future.

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

The Company has a significant amount of indebtedness. As of April 1, 2006, the outstanding indebtedness was $198.0 million, with maturities of $69.0 million in fiscal year 2007 on the Revolving Financing Facility and $115.0 million and $14.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes, respectively. This substantial indebtedness could have important consequences. For example, it could:

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

The Company refurbished the El Paso Plant and expanded its capabilities into processing canned milk. The El Paso Plant has been operational since August 2005. While the Company believes that the refurbishment and expansion will result in the Company obtaining a more competitive position in the canned milk business by reducing operating costs and increasing gross profits, there can be no assurance that the Company will succeed in achieving these goals. In addition, there can be no assurance that the El Paso Plant will not have quality issues or delays in production or shipment to customers. Any of the above-mentioned factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). Among other things, SFAS No. 155 allows financial statement preparers to elect fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets. SFAS No. 155 is effective for all financial instruments acquired or issued by the Company after fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS. No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. This statement also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. The Company is required to adopt SFAS No. 156 in fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at April 1, 2006 and July 2, 2005 and that were sensitive to changes in interest rates. In the ordinary course of business, the Company enters into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate. All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

Fiscal year 2006	2006	2007	2008	2009	Balance at April 1, 2006	Fair Value
Liabilities
Fixed rate	$—	$—	$115,000	$—	$115,000	$83,375
Average interest rate	—	—	8.750%	—	8.750%
Variable rate	$69,019	$—	$14,000	$—	$83,019	$83,019
Average interest rate	13.272%	—	7.000%	—	12.214%

Fiscal year 2005	2006	2007	2008	2009	Balance at July 2, 2005	Fair Value
Liabilities
Fixed rate	$—	$—	$115,000	$—	$115,000	$92,000
Average interest rate	—	—	8.750%	—	8.750%
Variable rate	$74,546	$—	$14,000	$—	$88,546	$88,546
Average interest rate	12.056%	—	5.516%	—	11.022%

As the table incorporates only the exposures that existed as of April 1, 2006 and July 2, 2005, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, our ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.8 million in forecasted interest expense. A portion of the Company’s variable rate liability has a stated maturity date of December 23, 2007. In accordance with generally accepted accounting principles, the Company has presented the outstanding balance as a current obligation. See additional disclosure in Note 9 of the financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Milk Hedging

In the ordinary course of business, the Company may enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company uses milk as a major ingredient in its sweetened condensed milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. The Federal government classification of milk procured for the production of canned milk does not have an active market for future contracts traded on the Chicago Mercantile Exchange, as do other classifications of milk. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. Because this pricing strategy does not exist for the Company, if milk prices continue to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. The Company had no milk futures contracts as of April 1, 2006.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of April 1, 2006, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

Date: May 11, 2006