Form 10-Q
period 2006-09-30
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2006-11-14
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2006, there were 2,437,422 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Page
Part I - Financial Information

Item 1. Financial Statements (unaudited)

Eagle Family Foods Holdings, Inc.

Consolidated Condensed Statements of Operations for the Thirteen Week Periods ended September 30, 2006 and October 1, 2005	3

Consolidated Condensed Balance Sheets as of September 30, 2006 and July 1, 2006 (audited)	4

Consolidated Condensed Statement of Changes in Stockholders’ Deficit and Other Comprehensive Income (Loss) for the Thirteen Week Period ended September 30, 2006	5

Consolidated Condensed Statements of Cash Flows for the Thirteen Week Periods ended September 30, 2006 and October 1, 2005	6

Notes to the Consolidated Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II – Other Information

Item 6. Exhibits	28

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Operations

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	September 30, 2006	October 1, 2005
Net sales, before marketing allowance	$58,524	$58,426
Marketing allowance	7,255	6,870

Net sales	51,269	51,556
Cost of goods sold	36,252	37,920

Gross margin	15,017	13,636
Distribution expense	5,175	3,635
Marketing expense	3,409	3,358
General and administrative expense	1,644	1,585
Gain on sale of fixed assets	(798)	(30)
Plant closure costs	23	532
Relocation and organization costs	—	131
Amortization of intangible assets	63	63

Operating income	5,501	4,362
Interest expense	6,709	5,990

Loss before income taxes	(1,208)	(1,628)
Income tax expense	—	20

Net loss	(1,208)	(1,648)
Preferred stock dividends	177	159

Net loss attributable to common stockholders	$(1,385)	$(1,807)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Balance Sheets

(Dollars in Thousands Except Share Data)

	September 30, 2006	July 1, 2006
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$1,510	$1,416
Accounts receivable, net	23,088	13,134
Inventories	43,491	35,605
Prepaid expenses and other current assets	1,021	943

Total current assets	69,110	51,098
Property and equipment, net	25,654	26,131
Goodwill	65,838	65,838
Other intangible assets	35,346	35,409
Other non-current assets	1,585	2,001

Total assets	$197,533	$180,477

Liabilities and Stockholders’ Deficit
Current liabilities
Revolving financing facility	$97,241	$80,975
Accounts payable	16,003	14,351
Other accrued liabilities	6,232	4,897
Accrued interest	3,912	5,221

Total current liabilities	123,388	105,444

Long-term debt	127,876	127,638

Commitments and contingencies	—	—

Redeemable preferred stock, 1,000,000 shares authorized:
Series I preferred stock, $0.01 par value, 150 shares issued and outstanding	6,202	6,026

Stockholders’ deficit
Common stock, $0.01 par value, 2,750,000 shares authorized, 2,437,422 shares issued and outstanding	24	24
Additional paid-in capital	25,627	25,627
Accumulated deficit	(85,398)	(84,013)
Unearned compensation	(332)	(403)
Accumulated other comprehensive income	146	134

Total stockholders’ deficit	(59,933)	(58,631)

Total liabilities and stockholders’ deficit	$197,533	$180,477

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statement of Changes in Stockholders’ Deficit and

Other Comprehensive Income (Loss)

For the Thirteen Week Period Ended September 30, 2006

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income	Total
Balance, July 1, 2006	$24	$25,627	$(84,013)	$(403)	$134	$(58,631)
Other comprehensive loss:
Net loss	—	—	(1,208)	—	—	(1,208)
Foreign translation adjustment	—	—	—	—	12	12

Other comprehensive loss						(1,196)

Preferred stock dividends	—	—	(177)	—	—	(177)
Amortization of unearned compensation	—	—	—	71	—	71

Balance, September 30, 2006	$24	$25,627	$(85,398)	$(332)	$146	$(59,933)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Thirteen Week Period Ended
	September 30, 2006	October 1, 2005
Cash flows used in operating activities:
Net loss	$(1,208)	$(1,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,071	774
Amortization of deferred financing costs	462	503
Gain on sale of fixed assets	(798)	—
Net change in assets and liabilities:
Accounts receivable, net	(9,931)	(10,662)
Inventories	(7,886)	3,090
Accounts payable	1,638	8,826
Other assets	(77)	(433)
Other liabilities	14	(1,196)

Cash used in operating activities	(16,715)	(746)

Cash from (used in) investing activities	587	(4,280)

Cash from financing activities	16,219	6,484

Effect of exchange rate changes on cash	3	60

Increase in cash and cash equivalents	94	1,518
Cash and cash equivalents at beginning of period	1,416	1,943

Cash and cash equivalents at end of period	$1,510	$3,461

Supplemental disclosure:
Interest paid	$7,333	$7,598

Non-cash activities for dividends accrued on redeemable preferred stock	$177	$159

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

1. Basis of Presentation:

The accompanying consolidated condensed financial statements as of September 30, 2006 and July 1, 2006 and for the thirteen week periods ended September 30, 2006 and October 1, 2005 present the consolidated condensed financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s Consolidated Condensed Financial Statements since December 23, 2004. Eagle, Holdings, and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed financial statements as of September 30, 2006, and for the thirteen week periods ended September 30, 2006 and October 1, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 1, 2006. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Certain prior year balances have been reclassified to conform with current year presentation.

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Certain of the Company’s product lines, primarily canned milk, Borden eggnog and None Such mincemeat pie filling, have the highest level of consumption during the November and December holiday season. In recent years, approximately 40% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year.

2. Recently Adopted Accounting Standards:

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company was required to adopt SFAS No. 123(R) in its first quarter of fiscal year 2007, beginning July 2, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS. No. 156”). SFAS No. 156 requires all separately recognized servicing assets and liabilities be initially measured at fair value, if practicable. This statement also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. The Company is required to adopt SFAS No. 156 in fiscal year 2008, beginning July 1, 2007. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal year 2008, beginning July 1, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 in fiscal year 2009, beginning June 30, 2008. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—and amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt SFAS No. 158 as of June 30, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”). SAB No. 108 addresses how the effects on prior-year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB No. 108 requires the Company to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of any relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 the first fiscal year ending after November 15, 2006, which is June 30, 2007. The initial application of SAB No. 108 is applied as follows: SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 3, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company does not believe the adoption SAB No. 108 will have a material impact on its consolidated financial position or results of operations.

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

5. Divestiture Activities:

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) (such closure, the “Wellsboro Plant Closure”). Production was shifted to the Company’s manufacturing plant in El Paso, Texas (the “El Paso Plant”), or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. Plant closure and employee benefits costs of $2 and $195 were recorded during the thirteen-week periods ended September 30, 2006 and October 1, 2005, respectively. The Company recorded a gain of $30 on the sale of certain assets at the PA Plant during the thirteen week period ended October 1, 2005.

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi (“MS Plant”) (such closure, the “Starkville Plant Closure”). Production was shifted to the El Paso Plant. Plant closure and employee benefits costs of $21 and $337 were recorded during the thirteen-week periods ended September 30, 2006 and October 1, 2005, respectively. The Company recorded a gain of $798 on the sale of the property, plan and equipment at the MS Plant during the thirteen week period ended September 30, 2006.

6. Inventories:

Inventories are stated at the lower of cost or market and consisted of the following:

	September 30, 2006	July 1, 2006
Finished goods	$37,466	$31,112
Raw materials	6,025	4,493

Total inventories	$43,491	$35,605

7. Property and Equipment:

Property and equipment is recorded at cost and consisted of the following:

	September 30, 2006	July 1, 2006
Land	$431	$686
Buildings and improvements	13,868	14,969
Machinery and equipment	15,708	16,964
Computer equipment and software	9,499	9,565
Construction in progress	1,077	1,162

Total property and equipment	40,583	43,346
Accumulated depreciation	(14,929)	(17,215)

Property and equipment, net	$25,654	$26,131

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

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

8. Goodwill and Other Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen-week period ended September 30, 2006, and determined there was no impairment.

Other intangible assets consisted of the following:

	September 30, 2006			July 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$(441)	$819	$1,260	$(378)	$882

Intangible assets not subject to amortization:
Trade names			34,527			34,527

Total other intangible assets			$35,346			$35,409

Total amortization of intangible assets was $63 for each of the quarters ended September 30, 2006 and October 1, 2005. The estimated annual amortization expense is $252 for fiscal years 2007 through 2009, and $126 for fiscal year 2010.

9. Debt:

Debt consisted of the following:

	September 30, 2006	July 1, 2006
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due December 23, 2007	97,241	80,975
Subordinated promissory notes due November 1, 2007	14,000	14,000
Unamortized discount on subordinated promissory notes	(1,124)	(1,362)

Total debt	225,117	208,613
Less revolving financing facility	(97,241)	(80,975)

Long-term debt	$127,876	$127,638

The maturity for the above-mentioned debt is $225,117 in fiscal year 2008.

Senior Subordinated Notes

The Company’s $115,000 of Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, which interest commenced July 15, 1998. The fair market value of the Senior Notes was approximately $89,125 and $92,863 at September 30, 2006 and July 1, 2006, respectively.

As of September 30, 2006, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant stockholders of Holdings, each owned $14,092 in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment to the extent of interest paid after March 23, 2004 on the Senior Notes to said stockholder on Revolver B obligations (defined below) and associated costs.

Revolving Financing Facility

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association (formerly, Congress Financial Corporation (Central)) (“Wachovia”), as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $40,000, until November 15, 2006, thereafter until maturity not to exceed $35,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000, until December 31, 2006, thereafter until maturity not to exceed $53,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of September 30, 2006, the maximum available borrowing base on Revolver A was $40,000, reduced by outstanding letters of credit of $202. As of September 30, 2006 and July 1, 2006, the borrowings under Revolver A were $35,003 and $17,975, respectively, and as of September 30, 2006 and July 1, 2006, the borrowings under Revolver B were $62,238 and $63,000, respectively. The maturity date of the Financing Agreement is December 23, 2007, subject to extensions if certain conditions are met.

The amendment to the Financing Agreement occurring during the Company’s first quarter of fiscal year 2007 was as follows. On August 18, 2006, the Company entered into an Eighth Amendment to Financing Agreement (the “Eighth Amendment”). The Eighth Amendment (i) increased the Revolver A credit commitment to $40,000 for the period August 15, 2006 through November 15, 2006, and (ii) amended certain financial covenants for the period August 2006 through December 2006.

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

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 9.0% plus the greater of (A) 4.25% and (B) LIBOR or (2) 7.0% plus the greater of (A) 6.25% and (B) the Reference Rate. The weighted average interest rate for the first quarter of fiscal year 2007 was 9.5% and 16.4% on Revolver A and Revolver B, respectively. The fair market value of the Financing Agreement at September 30, 2006 and July 1, 2006 was approximately its carrying value.

The Financing Agreement contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by the end of the Company’s second fiscal quarter. The principal amount as of January 3, 2007 is to be less than $53,000. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2,000 for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

The Financing Agreement also contains covenants including limitations on liens, indebtedness, dispositions, acquisitions, mergers, consolidations, changes in the nature of business, loans, advances, investments, sale and leaseback transactions, capital expenditures, transactions with affiliates, dividends and other payments, issuances of capital stock and excess cash. The Financing Agreement contains customary events of default, including certain changes in control of the Company. The Company is currently in compliance with the covenants of the Financing Agreement.

The Company’s ability to meet the covenants in the Financing Agreement will be dependent upon the Company’s future performance, which will be subject to general economic conditions, industry conditions, known and unknown risks and other factors. There can be no assurance that the Company’s future performance will not be affected negatively by changes in the above factors to such a degree that it affects the Company’s ability to meet covenants in the Financing Agreement.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

As of September 30, 2006, the Company had letters of credit outstanding totaling $202 under the Revolving Financing Facility, as required by certain insurance policies.

Subordinated Promissory Notes

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of Dairy Farmers of America (“DFA”) for the aggregate principal amount of $12,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, the Company issued a Subordinated Promissory Note in favor of Milnot Holding Corporation (“MHC”) in the aggregate principal amount of $2.0 million, each in connection with the Milnot Acquisition. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for first quarter 2007 was 7.4%.

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

Cumulative accrued dividends on the Series I Preferred Stock were $1,206 as of September 30, 2006. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit. The accretion of the preferred stock dividends has been reported on the Consolidated Condensed Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income (Loss).

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

12. Pension Plan:

The Company sponsors a defined benefit plan covering certain eligible union employees (“Benefit Plan”). The Benefit Plan is reported on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Service cost	$—	$20
Interest cost	8	9
Expected return on plan assets	(9)	(7)
Amortization of net loss	9	4

Net periodic benefit cost	$8	$26

The Company contributed $21 during the three-month period ended September 30, 2006. The Company anticipates contributing at a minimum $84 to fund its Benefit Plan during fiscal year 2007.

13. Related Party Transactions:

The Company secures its milk requirements for its El Paso Plant through a long-term milk supply agreement with DFA. The pricing of milk is established monthly through the Federal Order System. The milk premium was established based on the market rate in the El Paso, Texas area, and is fixed for the duration of the contract. In addition, the Company periodically purchases milk from DFA on a spot market basis for the Seneca, Missouri plant. Since November 2004, DFA has had a right to appoint a member to the Company’s Board of Directors, which it has exercised. DFA holds 43% of the voting stock of Holdings.

The Company entered into a tolling agreement with DFA. Under this agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into non-fat dry milk powder (“milk powder”). DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales, and for the thirteen-week periods ended September 30, 2006 and October 1, 2005 totaled $283 and $521, respectively.

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

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi (the “MS Plant”) (such closure, the “Starkville Plant Closure”). Production was shifted to the Company’s manufacturing plant in El Paso, Texas (the “El Paso Plant”). The Company sold the MS Plant on August 11, 2006 and recorded a gain on sale of $0.8 million in the first quarter of fiscal year 2007. The Company also recorded a gain of $0.4 million on the sale of the PA Plant and certain plant assets in fiscal year 2006.

In August 2005, the Company began producing sweetened condensed milk at the El Paso Plant. In connection with the commencement of operations at the El Paso Plant, the Company entered into a long-term milk supply agreement with Dairy Farmers of America, Inc. (“DFA”). Under this agreement, the monthly amount payable to DFA is based on the monthly Federal Market Prices for milk plus a fixed premium. This premium covers transportation and co-op services. The Company believes the El Paso Plant operation has positioned the Company to be a low cost manufacturer and therefore, competitive in the canned milk industry.

Discussion and analysis of operating results

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen week periods ended September 30, 2006 (“first quarter fiscal 2007”) and October 1, 2005 (“first quarter fiscal 2006”) of the Company. The following discussion should be read in conjunction with the condensed financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen week periods ended September 30, 2006 and October 1, 2005. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Thirteen Week Period Ended
	September 30, 2006	October 1, 2005
	(unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	70.7	73.6

Gross margin	29.3	26.4
Distribution expense	10.2	7.0
Marketing expense	6.7	6.5
General and administrative expense	3.2	3.1
Gain on sale of fixed assets	(1.6)	—
Plant closure costs	—	1.0
Relocation and organization costs	—	0.2
Amortization of intangible assets	0.1	0.1

Operating income	10.7%	8.5%

Results of Operations

Thirteen Week Periods ended September 30, 2006 (“first quarter fiscal 2007”) and October 1, 2005 (“first quarter fiscal 2006”) (unaudited).

Net Sales. The Company’s net sales for first quarter fiscal 2007 were $51.3 million as compared to $51.6 million for first quarter fiscal 2006, a decrease of $0.3 million, or 0.6%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first quarter fiscal 2007 and first quarter fiscal 2006 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Quarter Fiscal 2007	Percentage of Net Sales	Net Sales First Quarter Fiscal 2006	Percentage of Net Sales
Canned milk	Eagle Brand, Magnolia, Premium Dessert Kits and other canned milk	$48.2	93.9%	$49.7	96.3%
Niche brand products	Borden EggNog, None Such and Kava	3.1	6.1	1.9	3.7

Total net sales		$51.3	100.0%	$51.6	100.0%

Net sales of the canned milk product line decreased by $1.5 million in first quarter fiscal 2007 as compared to first quarter fiscal 2006. This decrease is a result of slightly less sales of canned milk products due primarily to the timing of one customer’s order for our seasonal business.

The $1.2 million increase in sales of the Company’s niche brands is primarily due to the timing of customer orders for the seasonal business.

Cost of Goods Sold. Cost of goods sold was $36.3 million for first quarter fiscal 2007 as compared to $37.9 million for first quarter fiscal 2006, a decrease of $1.6 million, or 4.2%. The decrease in cost of goods sold is due to efficiencies at our El Paso Plant and lower milk prices this period compared to the same period a year earlier. Expressed as a percentage of net sales, cost of goods sold for first quarter fiscal 2007 decreased to 70.7% from 73.6% for first quarter fiscal 2006. The decrease in the percentage is due to the efficiencies achieved in our El Paso Plant, lower milk costs and change in the Company’s sales mix during the first quarter fiscal 2007.

Distribution Expense. Distribution expense was $5.2 million for first quarter fiscal 2007 as compared to $3.6 million for first quarter fiscal 2006, an increase of $1.6 million, or 44.4%. Expressed as a percentage of net sales, distribution expense for the first quarter fiscal 2007 increased to 10.2% from 7.0% for first quarter fiscal 2006. For the first quarter fiscal 2007, the Company manufactured and shipped to third party warehouses a greater level of holiday inventory than it did in first quarter fiscal 2006.

In the first quarter fiscal 2006, distribution expense was lower due to significantly reduced shipments of product being deployed to third party warehouses. The reduction in deployment was because in the fourth quarter fiscal 2005 (April 2005 through June 2005), the Company pre-packaged and shipped a significant amount of its holiday season inventory to third party warehouses due to the impending closure of the Company’s PA Plant and MS Plant. The Company executed this deployment strategy because of the refurbishment project underway at the El Paso Plant. Other factors impacting the first quarter fiscal 2007 distribution expense were higher diesel fuel costs and surcharges as compared to first quarter fiscal 2006.

Marketing Expense. Marketing expense was $3.4 million for first quarter fiscal 2007 and first quarter fiscal 2006. Expressed as a percentage of net sales, marketing expense increased to 6.7% for first quarter fiscal 2007 from 6.5% for first quarter fiscal 2006. This slight increase in percentage was affected by timing in marketing spending.

General and Administrative (“G&A”) Expense. G&A expense was $1.6 million for first quarter fiscal 2007 and first quarter fiscal 2006. Expressed as a percentage of net sales, G&A expense for first quarter fiscal 2007 increased to 3.2% from 3.1% for first quarter fiscal 2006. The percent increase is primarily the result of slight increases in departmental costs.

Gain on sale of fixed assets. The Company sold the property, plant and equipment in Starkville, MS on August 11, 2006 and recorded a gain on sale of $0.8 million in first quarter fiscal 2007.

Plant closure costs. The Company recorded less than $0.1 million for first quarter 2007 and $0.5 million for first quarter fiscal 2006 for plant closure costs, including benefits and severance, associated with the closure of the MS and PA Plants.

Relocation and organization costs. Relocation and organization costs were $0.1 million for first quarter fiscal 2006 compared with $0 for the first quarter fiscal 2007. These costs were incurred in first quarter fiscal 2006 to relocate current and new employees to the El Paso Plant, and for costs associated with efforts to organize and train the staff at the El Paso Plant.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for both first quarter fiscal 2007 and first quarter fiscal 2006. This represents the amortization of a covenant not to compete recorded in connection with the Milnot Acquisition that is amortized over a five-year period.

Operating Income. Operating income was $5.5 million for first quarter fiscal 2007 as compared to $4.4 million for first quarter fiscal 2006, an increase of $1.1 million, or 25.0%. Expressed as a percentage of net sales, operating income for first quarter fiscal 2007 increased to 10.7% from 8.5% for first quarter fiscal 2006. The increase in operating income is attributable to increased gross margins due to manufacturing efficiencies at our El Paso Plant, lower milk costs, and gain on sale of assets in Starkville, MS, offset by an increase in the Company’s distribution expenses in the first quarter fiscal 2007.

Interest Expense. Net interest expense was $6.7 million for first quarter fiscal 2007 as compared to $6.0 million for first quarter fiscal 2006, an increase of $0.7 million, or 11.7%. The increase in interest expense was due to a higher average interest rate of 12.3% in first quarter fiscal 2007 as compared to an average interest rate of 11.4% in first quarter fiscal 2006. The average debt balance in first quarter fiscal 2007 was $218.4 million as compared $213.7 million in first quarter fiscal 2006.

Liquidity and Capital Resources

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association (formerly, Congress Financial Corporation (Central)) (“Wachovia”), as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40.0 million, until November 15, 2006, thereafter until maturity not to exceed $35.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63.0 million until December 31, 2006, thereafter until maturity not to exceed $53.0 million. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount on Revolver B before the Company can utilize Revolver A. As of September 30, 2006, the maximum available borrowing base on Revolver A was $40.0 million, reduced by outstanding letters of credit of $0.2 million. As of September 30, 2006 and July 1, 2006, the borrowings under Revolver A were $35.0 and $18.0, respectively, and as of September 30, 2006 and July 1, 2006, the borrowings under Revolver B were $62.2 million and $63.0 million, respectively. The maturity date of the Financing Agreement is December 23, 2007, subject to extensions if certain conditions are met.

On August 18, 2006, the Company entered into an Eighth Amendment to Financing Agreement (the “Eighth Amendment”). The Eighth Amendment (i) increased the Revolver A credit commitment to $40.0 million for the period August 15, 2006 through November 15, 2006, and (ii) amended certain financial covenants for the period August 2006 through December 2006.

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

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 9.0% plus the greater of 4.25% and LIBOR or (2) 7.0% plus the greater of 6.25% and the Reference Rate. The weighted average interest rate for the first quarter of fiscal year 2007 was 9.5% and 16.4% on Revolver A and Revolver B, respectively. The fair market value of the Financing Agreement at September 30, 2006 and July 1, 2006 was approximately its carrying value.

The Financing Agreement contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by the end of the Company’s second fiscal quarter. The principal amount as of January 3, 2007 is to be less than $53.0 million. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents, and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

The Financing Agreement also contains covenants including limitations on liens, indebtedness, dispositions, acquisitions, mergers, consolidations, changes in the nature of business, loans, advances, investments, sale and leaseback transactions, capital expenditures, transactions with affiliates, dividends and other payments, issuances of capital stock and excess cash. The Financing Agreement contains customary events of default, including certain changes in control of the Company. The Company is currently in compliance with the covenants of the Financing Agreement.

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of Dairy Farmers of America (“DFA”) for the aggregate principal amount of $12.0 (the “DFA Note”), and on December 23, 2004, the Company issued a Subordinated Promissory Note in favor of Milnot Holding Corporation (“MHC”) in the aggregate principal amount of $2.0 million (the “Milnot Note” and together with the DFA Note, the “Acquisition Notes”), each in connection with Eagle’s acquisition of the capital stock of Milnot Company (“Milnot”). Each of the Acquisition Notes bears interest at 90-Day LIBOR plus two percent (2%) per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for first quarter fiscal 2007 was 7.4%. The Acquisition Notes accelerate upon an Event of Default which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five (5) business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within thirty (30) days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank pari passu with the Senior Notes (defined below).

The Company has $115.0 million of Senior Subordinated Notes (the “Senior Notes”) outstanding, due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15. Such interest payments commenced July 15, 1998. The fair market value of the Senior Notes was approximately $89.1 million and $92.8 million at September 30, 2006 and July 1, 2006, respectively. As of September 30, 2006, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant stockholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each such stockholder has guaranteed payment to the extent of interest paid after March 23, 2004 on the Senior Notes to said stockholder on Revolver B obligations and associated costs.

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

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had capital expenditures of $0.2 million in first quarter fiscal 2007. The Company expects to spend $1.5 million on capital expenditures during its fiscal year ending June 30, 2007 for enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash used in operating activities was $16.7 million and $0.7 million in first quarter fiscal 2007 and first quarter fiscal 2006, respectively, an increase of $16.0 million. The increase was due to a decrease in accounts payable in first quarter fiscal 2007 as compared to first quarter fiscal 2006, which was the result of timing of payments for products and services. In addition, the timing of the inventory build for the upcoming holiday season shifted toward first quarter fiscal 2007.

Cash from investing activities was $0.6 million in first quarter fiscal 2007 and cash used in investing activities was $4.3 million in first quarter fiscal 2006, a decrease of $4.9 million. In first quarter fiscal 2006, the Company had capital expenditures of $4.3 million, primarily for the refurbishment of the El Paso Plant, compared to $0.2 million in first quarter fiscal 2007. In addition, the Company recorded a gain of $0.8 million in first quarter fiscal 2007 related to the sale of the MS Plant.

Cash from financing activities was $16.2 million and $6.5 million in first quarter fiscal 2007 and first quarter fiscal 2006, respectively, an increase of $9.7 million. The cash from financing activities supported the cash requirements related to the Company’s operations.

The Revolving Financing Facility is available to the Company through December 23, 2007. The Company will be required to temporarily reduce the amount outstanding under the Revolver B obligations to below $53.0 million by January 3, 2007. Management has evaluated its estimated cash flows in the next operating period and believes that cash generated from operations and borrowings available under Revolver A obligations will be sufficient to service interest on the Senior Notes, meet the required reductions in Revolver B obligations, satisfy working capital requirements, meet temporary requirements to reduce the amount of outstanding indebtedness, and make required capital expenditures in fiscal year 2007. However, significant changes in interest rates, the Company’s business, customers, and cost of raw materials could have a material adverse effect on the Company’s results of operations and the Company’s ability to meet its obligations.

As of September 30, 2006, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant stockholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment of Revolver B obligations and associated costs to the extent of interest paid to said stockholder on the Senior Notes after March 23, 2004.

The Company’s Senior Notes are due in January 2008, and the Company’s Acquisition Notes are due in November 2007. The Company is currently evaluating its financial alternatives with respect to the Senior Notes and Acquisition Notes that become due and payable in January 2008 and November 2007, respectively. To the extent the Company is unable to refinance the Senior Notes and Acquisition Notes before they become due and payable, the Company’s results of operations and business could be materially adversely affected.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At September 30, 2006, the Company had a five-year milk supply agreement with DFA, a can supply agreement with a can supplier with twenty-one months remaining to provide 100% of the Company’s can requirements with no stipulated minimum volumes, and a one year sugar agreement with a refined sugar manufacturer with three months remaining. In addition, the Company purchases a significant portion of its milk requirements at its canned milk manufacturing plant in Seneca, Missouri (the “Seneca Plant”) under a supply arrangement with a milk cooperative, Central Equity Milk Producers, that terminates December 2007 unless renewed. This arrangement may be terminated with six months notice in the event of the closure of the Seneca Plant, and the volume supplied can be reduced for changes in customer demands. The amounts reported in the table below as Purchase obligations – milk are based on a forecasted milk price, using an average of historical milk prices. The Company intends to utilize the raw materials under its outstanding purchase commitments at September 30, 2006 in production.

The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance, and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at September 30, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$115,000	$—	$—
Revolving financing obligations	97,241	97,241	—	—	—
Acquisition notes	14,000	—	14,000	—	—
Purchase obligations – milk	137,521	50,144	56,000	31,377	—
Purchase obligations – other	8,835	8,835	—	—	—
Operating lease obligations	1,258	527	482	222	27

Total	$373,855	$156,747	$185,482	$31,599	$27

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

Impact of Inflation

Raw material, packaging, and transportation costs during fiscal year 2006 were higher than fiscal year 2005. The raw material ingredients and packaging costs most affecting this increase were sugar, cans, corrugate, and labels used in producing canned milk. In addition, transportation costs increased significantly as freight carriers were passing along the higher price of diesel fuel to its customers in the form of fuel surcharges. While the Company expects the costs of certain ingredients to stabilize during fiscal year 2007, there can be no assurance that costs will stabilize. In fiscal year 2006, sugar, a raw material ingredient used in the manufacturing of sweetened condensed milk increased significantly because of the impact hurricanes Katrina and Wilma had on sugar refineries located in that particular region of the country. The Company has found replacement sugar, but at higher costs than historically experienced. There can be no assurance that the availability and price of sugar will stabilize in the near future.

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

Seasonality

The Company’s net sales, operating income and cash flows are affected by a seasonal bias toward the second quarter of the Company’s fiscal year due to increased sales during the holiday season. Certain of the Company’s product lines, canned milk, Borden eggnog and None Such mincemeat pie filling are consumed primarily during the November and December holiday season. In recent years, approximately 40% of the Company’s net sales have occurred in the second quarter of the Company’s fiscal year. Because of this seasonality, the Company’s working capital needs have historically increased throughout the year, normally peaking in the August/September period, which will require the Company to draw additional amounts on its Revolving Financing Facility in that period.

Risk Factors

In connection with a review of this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully.

The Company has a significant amount of indebtedness. As of September 30, 2006, the Company’s outstanding indebtedness was $225.1 million, with maturities of $97.2 million in fiscal year 2008 on the Revolving Financing Facility and $129.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes. See “Results of Operations – Liquidity and Capital Resources”. This substantial indebtedness could have important consequences. For example, it could:

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

The Financing Agreement governing the Revolving Financing Facility restricts management’s discretion in operating the Company’s business. The Financing Agreement requires the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness and corresponding interest, which reduces the cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes. In addition, the Financing Agreement requires the Company to maintain specified financial ratios and tests, among other obligations. The Financing Agreement also restricts the Company’s ability to incur additional indebtedness, make acquisitions and make capital expenditures.

The Company’s Senior Notes are due in January 2008, and the Company’s Acquisition Notes are due in November 2007. The Company is currently evaluating its financial alternatives with respect to the Senior Notes and Acquisition Notes that become due and payable in January 2008 and November 2007, respectively. To the extent the Company is unable to refinance the Senior Notes and Acquisition Notes before they become due and payable, the Company’s results of operations and business could be materially adversely affected.

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

The Company relies upon its suppliers and third party manufacturers. The Company purchases many of its raw materials from numerous independent suppliers. Milk is purchased through one cooperative at each of its manufacturing plants. In fiscal year 2006, the can supplier was consolidated to one supplier for all plants. Kava instant coffee, sweetened condensed milk marketed in Canada, certain evaporated canned milk products, and Borden eggnog are obtained in final product form from third party manufacturers, or co-packers. The ingredients in the premium dessert kits are procured by the Company and converted into a finished product by a co-packer. Any adverse change in any of the following could have a material adverse effect on the Company’s business, financial condition and results of operations:

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

The Company uses milk as a major ingredient in its sweetened condensed milk and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. Significant changes in milk prices will have a meaningful impact on the Company’s earnings and cash flows. The impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations.

The Company is subject to the risk of rising raw material, packaging, and transportation costs. The Company’s raw material, packaging, and transportation costs during fiscal year 2006 were higher than fiscal year 2005. The raw material ingredients and packaging costs most affecting this increase were sugar, cans, corrugate, and labels used in producing canned milk. In addition, transportation costs increased significantly as freight carriers were passing along the higher price of diesel fuel to its customers in the form of fuel surcharges. There can be no assurance that costs will stabilize in fiscal year 2007. In fiscal year 2006, sugar, a raw material ingredient used in the manufacturing of sweetened condensed milk increased significantly because of the impact hurricanes Katrina and Wilma had on sugar refineries located in that particular region of the country. The Company has found replacement sugar, but at higher costs than historically experienced. There can be no assurance that the availability and price of sugar will stabilize in the near future. The impact of higher raw material, packaging, and transportation costs could adversely affect the Company’s business, financial condition, and results of operations.

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

The Company refurbished the El Paso Plant and expanded its capabilities into processing canned milk. The El Paso Plant has been operational since August 2005. While the Company believes that the refurbishment and expansion will result in the Company obtaining a more competitive position in the canned milk business by reducing operating costs and increasing gross profits, there can be no assurance that the Company will succeed in achieving these goals. In addition, there can be no assurance that the El Paso Plant will not have quality issues or delays in production or shipments to customers. Any of the above-mentioned factors could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Company’s operations are subject to comprehensive public health regulations. The Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated hereunder by the Food and Drug Administration. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, labeling, packaging and safety of food. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain information required to appear on the labels of food products.

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

Recently Adopted Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company was required to adopt SFAS No. 123(R) in its first quarter of fiscal year 2007, beginning July 2, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Additionally, SFAS No. 123(R) requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R) and for all subsequent stock options granted thereafter. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (FIN 48). FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal year 2008, beginning July 1, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 in fiscal year 2009, beginning June 30, 2008. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—and amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt SFAS No. 158 as of June 30, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”). SAB No. 108 addresses how the effects on prior-year uncorrected misstatements should be considered when quantifying misstatements in the current financial statements. SAB No. 108 requires the Company to quantify misstatements using both a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of any relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 the first fiscal year ending after November 15, 2006, which is June 30, 2007. The initial application of SAB No. 108 is applied as follows: SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 3, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company does not believe the adoption SAB No. 108 will have a material impact on its consolidated financial position or results of operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at September 30, 2006 and that were sensitive to changes in interest rates. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

Fiscal year 2007	2008	2009	2010	2011	Total	Fair Value
Liabilities
Fixed rate	$115,000	—	—	—	$115,000	$89,125
Average interest rate	8.750%	—	—	—	8.750%
Variable rate	$111,241	—	—	—	$111,241	$111,241
Average interest rate	11.696%	—	—	—	11.696%

Fiscal year 2006	2007	2008	2009	2010	Total	Fair Value
Liabilities
Fixed rate	—	$115,000	—	—	$115,000	$92,863
Average interest rate	—	8.750%	—	—	8.750%
Variable rate	$80,975	$14,000	—	—	$94,975	$94,975
Average interest rate	13.013%	7.480%	—	—	12.197%

As the table incorporates only the exposures that existed as of September 30, 2006 and July 1, 2006, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, the ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $1.1 million in forecasted interest expense. The Company’s variable rate liability noted in the 2007 column has a stated maturity date of December 23, 2007, but is reported as current because the debt agreement has a daily lockbox sweep arrangement and a subjective acceleration clause. See additional disclosure in Note 9 of the condensed financial statements of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Milk Hedging

In the ordinary course of business, the Company may enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company uses milk as a major ingredient in its sweetened condensed and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. The Federal government classification of milk procured for the production of canned milk does not have an active market for future contracts traded on the Chicago Mercantile Exchange, as do other classifications of milk. Because this pricing strategy does not exist for the Company, if milk prices were to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. The Company had no milk futures contracts as of September 30, 2006.

Commodity Price Protection

The Company enters into fixed price natural gas contracts to protect itself from fluctuating energy costs. The Company enters into these contracts expecting to take delivery of and to use the natural gas in operating its manufacturing plants. These natural gas contracts do not require net settlement. Since the Company expects to take delivery of and to utilize the natural gas in the normal course of business over a reasonable period, these commitments qualify as normal purchases and are not subject to the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of September 30, 2006, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

(b)	Change in internal control over financial reporting.

There was no change in the registrants’ internal controls over financial reporting or in other factors during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Date: November 14, 2006