Form 10-Q
period 2006-12-30
EAGLE FAMILY FOODS HOLDINGS INC; EAGLE FAMILY FOODS INC
filed 2007-02-14
CIK 1054040, 1059761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers 333-50305 and 333-50305-01

Eagle Family Foods Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3983598
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Eagle Family Foods, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3982757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

735 Taylor Road, Suite 200 Gahanna, OH	43230 (Zip Code)
(Address of principal executive offices)

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

As of February 14, 2007, there were 2,437,422 shares of Common Stock, par value $.01 per share, of Eagle Family Foods Holdings, Inc. and 10,000 shares of Common Stock, par value $.01 per share, of Eagle Family Foods, Inc. outstanding, respectively.

Part	I - Financial Information

	Item 1. Financial Statements (unaudited)	Page

	Eagle Family Foods Holdings, Inc.

	Consolidated Condensed Statements of Income for the Thirteen and Twenty-Six Week periods ended December 30, 2006 and December 31, 2005	3

	Consolidated Condensed Balance Sheets as of December 30, 2006 and July 1, 2006 (audited)	4

	Consolidated Condensed Statement of Changes in Stockholders’ Deficit and Other Comprehensive Income for the Twenty-Six Week period ended December 30, 2006	5

	Consolidated Condensed Statements of Cash Flows for the Twenty-Six Week periods ended December 30, 2006 and December 31, 2005	6

	Notes to the Consolidated Condensed Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4. Controls and Procedures	29

Part	II – Other Information

	Item 6. Exhibits	30

PART I.                FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Income

(Dollars in Thousands)

(Unaudited)

	Thirteen-Week Period Ended		Twenty-Six Week Period Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005

Sales, before marketing allowance	$102,993	$98,766	$161,517	$157,192
Marketing allowance	15,313	15,016	22,568	21,886

Net sales	87,680	83,750	138,949	135,306
Cost of goods sold	60,364	60,321	96,616	98,241

Gross margin	27,316	23,429	42,333	37,065

Distribution expense	5,667	6,531	10,842	10,166
Marketing expense	5,150	5,182	8,559	8,540
General and administrative expense	1,516	1,555	3,160	3,140
Gain on sale of fixed assets	—	(163)	(798)	(193)
Amortization of intangible assets	63	63	126	126
Plant closure costs	2	172	25	704
Relocation and organization costs	—	—	—	131

Operating income	14,918	10,089	20,419	14,451
Interest expense	6,290	5,852	12,999	11,842

Income before income taxes	8,628	4,237	7,420	2,609
Income tax expense	—	8	—	28

Net income	8,628	4,229	7,420	2,581
Preferred stock dividends	179	164	356	322

Net income attributable to common stockholders	$8,449	$4,065	$7,064	$2,259

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Balance Sheets

(Dollars in Thousands Except Share Data)

(Unaudited)

	December 30, 2006	July 1, 2006
Assets	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$2,416	$1,416
Accounts receivable, net	16,805	13,134
Inventories	22,255	35,605
Prepaid expenses and other current assets	775	943

Total current assets	42,251	51,098
Property and equipment, net	25,454	26,131
Goodwill	65,838	65,838
Other intangible assets	35,283	35,409
Other non-current assets	1,117	2,001

Total assets	$169,943	$180,477

Liabilities and Stockholders’ Deficit

Current liabilities
Current portion of long-term debt	$68,149	$80,975
Accounts payable	15,227	14,351
Other accrued liabilities	10,217	4,897
Accrued interest	6,499	5,221

Total current liabilities	100,092	105,444

Long-term debt	115,000	127,638

Commitments and contingencies	—	—

Redeemable preferred stock, 1,000,000 shares authorized:
Series I preferred stock, $0.01 par value, 150 shares issued and outstanding	6,382	6,026

Stockholders’ deficit
Common stock $0.01 par value, 2,750,000 shares authorized, 2,437,422 shares issued and outstanding	24	24
Additional paid-in capital	25,627	25,627
Accumulated deficit	(76,949)	(84,013)
Unearned compensation	(260)	(403)
Accumulated other comprehensive income	27	134

Total stockholders’ deficit	(51,531)	(58,631)

Total liabilities and stockholders’ deficit	$169,943	$180,477

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statement of Changes in Stockholders’ Deficit and

Other Comprehensive Income

For the Twenty-Six Week Period Ended December 30, 2006

(Dollars in Thousands)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, July 1, 2006	$24	$25,627	$(84,013)	$(403)	$134	$(58,631)
Other comprehensive income:
Net income	—	—	7,420	—	—	7,420
Foreign currency translation adjustment	—	—	—	—	(107)	(107)

Other comprehensive income						7,313

Preferred stock dividends	—	—	(356)	—	—	(356)
Amortization of unearned compensation	—	—	—	143	—	143

Balance, December 30, 2006	$24	$25,627	$(76,949)	$(260)	$27	$(51,531)

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Consolidated Condensed Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Twenty-Six Week Period Ended December 30, 2006	Twenty-Six Week Period Ended December 31, 2005
Cash flows from operating activities:
Net income	$7,420	$2,581
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	2,089	1,710
Amortization of deferred financing costs	930	965
Gain on sale of fixed assets	(798)	(193)
Net change in assets and liabilities:
Accounts receivable, net	(3,794)	(6,776)
Inventories	13,350	23,253
Accounts payable	936	5,884
Other assets	166	(173)
Other liabilities	6,555	5,669

Cash provided by operating activities	26,854	32,920

Cash provided by (used in) investing activities	67	(4,875)

Cash used in financing activities	(25,912)	(26,672)

Effect of exchange rate changes on cash	(9)	52

Increase in cash and cash equivalents	1,000	1,425
Cash and cash equivalents at beginning of period	1,416	1,943

Cash and cash equivalents at end of period	$2,416	$3,368

Supplemental disclosure:
Interest paid	$10,335	$10,123

Non-cash activities for dividends accrued on redeemable preferred stock	$356	$322

The accompanying notes are an integral part of these consolidated condensed financial statements.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

1. Basis of Presentation:

The accompanying consolidated condensed financial statements as of December 30, 2006 and July 1, 2006 and for the thirteen and twenty-six week periods ended December 30, 2006 and December 31, 2005 present the consolidated financial position, results of operations and cash flows of Eagle Family Foods Holdings, Inc. (“Holdings”) and its subsidiaries. On December 23, 2004, Eagle Family Foods, Inc. (“Eagle”) purchased all of the outstanding capital stock of the Milnot Company (“Milnot”). The results of Milnot’s operations have been included in the Company’s consolidated condensed financial statements since December 23, 2004. Eagle, Holdings, and Milnot are collectively referred to as the “Company,” unless the context indicates otherwise. Eagle is a 100% wholly owned subsidiary of Holdings; Holdings and Milnot fully and unconditionally guarantee the registered debt issued by Eagle; Holdings has no independent assets or operations; and Holdings has no other subsidiaries.

All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated condensed financial statements as of December 30, 2006 and July 1, 2006 and for the thirteen and twenty-six week periods ended December 30, 2006 and December 31, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report on Form 10-K of Holdings for the year ended July 1, 2006. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition,

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal year 2008, beginning July 1, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 in fiscal year 2009, beginning June 30, 2008. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—and amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt SFAS No. 158 as of June 30, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position and results of operations.

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

3. Acquisition Activities:

On December 23, 2004, Eagle purchased all of the outstanding capital stock of Milnot (the “Milnot Acquisition”) from Milnot Holding Corporation (“MHC”). Milnot is a private label manufacturer of sweetened condensed and evaporated canned milk with a similar customer base to Eagle. The Milnot Acquisition increased the Company’s presence in the private label sector of the canned milk category in both the retail private label and foodservice businesses. Eagle paid an aggregate purchase price of $17,000, reduced by a working capital adjustment of $1,727. The form of payment included (i) cash in the amount of $15,000, adjusted for the working capital adjustment and (ii) a Subordinated Promissory Note in the aggregate principal amount of $2,000 (the “Milnot Note”) between Eagle and MHC. A portion of the purchase price was financed with the proceeds of the DFA Note (defined below) as disclosed in Note 8 and additional borrowings under the Company’s Revolving Financing Facility (defined below).

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

4. Divestiture Activities:

On April 30, 2005, the Company closed its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (“PA Plant”) (such closure, the “Wellsboro Plant Closure”). Production was shifted to the Company’s manufacturing plant in El Paso, Texas (the “El Paso Plant”), or in the case of the mincemeat pie filling products, outsourced to a third party manufacturer. Plant closure and employee benefits costs of $2 and $4 were recorded during the thirteen and twenty-six week periods ended December 30, 2006, respectively and $81 and $276 were recorded during the thirteen and twenty-six week periods ended December 31, 2005, respectively. The Company recorded gains of $163 and $193 on the sale of certain assets at the PA Plant during the thirteen and twenty-six week periods ended December 31, 2005, respectively.

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi (“MS Plant”) (such closure, the “Starkville Plant Closure”). Production was shifted to the El Paso Plant. Plant closure and employee benefits costs of $0 and $21 were recorded during the thirteen and twenty-six week periods ended December 30, 2006, respectively and $91 and $428 were recorded during the thirteen and twenty-six week periods ended December 31, 2005, respectively. The Company recorded a gain of $798 on the sale of the property, plant, and equipment at the MS Plant during the twenty-six week period ended December 30, 2006.

5. Inventories:

Inventories are stated at the lower of cost or market at December 30, 2006 and July 1, 2006 and consisted of the following:

	December 30, 2006	July 1, 2006

Finished goods	$16,932	$31,112
Raw materials	5,323	4,493

Total inventories	$22,255	$35,605

6. Property and Equipment:

Property and equipment is recorded at cost and consisted of the following:

	December 30, 2006	July 1, 2006

Land	$431	$686
Buildings and improvements	13,967	14,969
Machinery and equipment	16,546	16,964
Computer equipment and software	9,499	9,565
Construction in progress	660	1,162

Total property and equipment	41,103	43,346
Accumulated depreciation	(15,649)	(17,215)

Property and equipment, net	$25,454	$26,131

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

7. Goodwill and Intangible Assets:

The Company performed its annual impairment test of goodwill and intangible assets during the thirteen week period ended September 30, 2006, and determined there was no impairment. There have been no facts or circumstances that would affect that determination as of December 30, 2006.

Other intangible assets consisted of the following:

	December 30, 2006			July 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Covenant not to compete	$1,260	$(504)	$756	$1,260	$(378)	$882

Intangible assets not subject to amortization:
Trade names			34,527			34,527

Total other intangible assets			$35,283			$35,409

Total amortization of intangible assets was $63 for the thirteen week periods ended December 30, 2006 and December 31, 2005, and $126 for the twenty-six week periods ended December 30, 2006 and December 31, 2005. The estimated annual amortization expense is $252 for fiscal years 2007 through 2009, and $126 for fiscal year 2010.

8. Debt:

Debt consisted of the following:

	December 30, 2006	July 1, 2006
Senior subordinated notes due January 15, 2008	$115,000	$115,000
Revolving financing facility due December 23, 2007	55,027	80,975
Subordinated promissory notes due November 1, 2007	14,000	14,000
Unamortized discount on subordinated promissory notes	(878)	(1,362)

Total debt	183,149	208,613
Less current portion of long-term debt	(68,149)	(80,975)

Long-term debt	$115,000	$127,638

The maturity for the above-mentioned debt is $183,149 in fiscal year 2008.

Senior Subordinated Notes

The Company’s $115,000 of Senior Subordinated Notes (the “Senior Notes”) are due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15, which interest commenced July 15, 1998. The fair market value of the Senior Notes was approximately $83,950 and $92,863 at December 30, 2006 and July 1, 2006, respectively.

As of December 30, 2006, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant stockholders of Holdings, each owned $14,092 in aggregate principal amount of Senior Notes. Each stockholder has guaranteed payment to the extent of interest paid after March 23, 2004 on the Senior Notes to said stockholder on Revolver B obligations (defined below) and associated costs.

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

Revolving Financing Facility

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association (formerly, Congress Financial Corporation (Central)) (“Wachovia”), as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based revolving credit facility (“Revolver A”) in an aggregate principal amount not to exceed $40,000, until November 15, 2006, thereafter until maturity not to exceed $35,000 at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5,000, and (2) a revolving credit facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63,000, until December 31, 2006, thereafter until maturity not to exceed $53,000. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount available under Revolver B before the Company can utilize Revolver A. As of December 30, 2006, the maximum available borrowing base on Revolver A was $19,726, reduced by outstanding letters of credit of $202. As of December 30, 2006 and July 1, 2006, the borrowings under Revolver A were $0 and $17,975, respectively, and as of December 30, 2006 and July 1, 2006, the borrowings under Revolver B were $55,027 and $63,000, respectively. The maturity date of the Financing Agreement is December 23, 2007, subject to extensions if certain conditions are met.

The amendments to the Financing Agreement occurring during the Company’s first half of fiscal year 2007 were as follows. On August 18, 2006, the Company entered into an Eighth Amendment to Financing Agreement (the “Eighth Amendment”). The Eighth Amendment (i) increased the Revolver A credit commitment to $40,000 for the period August 15, 2006 through November 15, 2006, and (ii) amended certain financial covenants for the period August 2006 through December 2006.

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

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 9.0% plus the greater of (A) 4.25% and (B) LIBOR or (2) 7.0% plus the greater of (A) 6.25% and the (B) Reference Rate. The weighted average interest rate for first half of fiscal year 2007 was 8.9% and 16.0% on Revolver A and Revolver B, respectively. The fair market value of the Revolving Financing Facility at December 30, 2006 and July 1, 2006 was approximately the carrying value.

The Financing Agreement contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax, and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by the end of the Company’s second fiscal quarter. The principal amount as of January 3, 2007 was to be less than $53,000, which requirement was met. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents and investments in excess of $2,000 for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

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

As of December 30, 2006, the Company had letters of credit outstanding totaling $202 under the Revolving Financing Facility, as required by certain insurance policies.

Subordinated Promissory Notes

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of Dairy Farmers of America, Inc. (“DFA”) for the aggregate principal amount of $12,000 (the “DFA Note”, and together with the Milnot Note, the “Acquisition Notes”) and on December 23, 2004, Eagle issued a Subordinated Promissory Note in favor of MHC in the aggregate principal amount of $2,000, each in connection with the Milnot Acquisition. The DFA Note was amended and restated on January 10, 2005. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus 2% per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for first half of fiscal year 2007 was 7.3%.

The Acquisition Notes accelerate upon an Event of Default, which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within 30 days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank pari passu with the Senior Notes.

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

Cumulative accrued dividends on the Series I Preferred Stock were $1,385 as of December 30, 2006. The cumulative accrued dividends are reflected as an increase in the preferred stock value and an increase in the accumulated deficit. The accretion of the preferred stock dividends has been reported on the Consolidated Condensed Statements of Stockholders’ Equity (Deficit) and Other Comprehensive Income.

10. Income Taxes:

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

11. Pension Plan:

The Company sponsors a defined benefit plan covering certain eligible union employees (“Benefit Plan”). The Benefit Plan is reported on a calendar year. The components of the net periodic benefit cost for the Benefit Plan consisted of the following:

	Three Months Ended
	December 31, 2006	December 31, 2005

Service cost	$—	$19
Interest cost	8	8
Expected return on plan assets	(9)	(6)
Amortization of net loss	9	4

Net periodic benefit cost	$8	$25

The Company contributed $42 during the twenty-six week period ended December 30, 2006. The Company anticipates contributing at a minimum $84 to fund its Benefit Plan during fiscal year 2007.

12. Related Party Transactions:

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

EAGLE FAMILY FOODS HOLDINGS, INC.

Notes to the Consolidated Condensed Financial Statements

(Dollars in Thousands, Except Share Data)

(Unaudited)

The Company entered into a tolling agreement with DFA. Under this agreement, the Company, from time to time, will process raw milk supplied and owned by DFA into non-fat dry milk powder (“milk powder”). DFA will reimburse the Company for the costs associated with processing milk into milk powder. These costs include labor, energy costs, supplies and packaging, and other manufacturing overhead costs (“milk powder cost”). Throughout this process, the milk delivered by DFA and processed into milk powder remains the property of DFA. There are no minimum requirements that DFA must meet, and they may secure alternative milk powder processors to provide this service. Each year DFA will provide the Company with a forecast of milk volume expected to be processed into milk powder. The Company will only process milk powder when excess capacity exists beyond the Company’s canned milk processing requirements. The reimbursement representing recovery of milk powder cost is recorded in net sales, and for the thirteen and twenty-six week periods ended December 30, 2006 totaled $716 and $998, respectively, and for the thirteen and twenty six week periods ended December 31, 2005 totaled $1,087 and $1,608, respectively.

13. Subsequent Events:

The Company’s Board of Directors has authorized management and our advisors to explore reasonably available strategic alternatives for the Company. These alternatives include, but are not limited to, a sale or recapitalization of the Company or certain of the Company’s assets or operations, raising additional debt or equity capital and refinancing the Company’s existing indebtedness. On January 30, 2007, the Company engaged a financial advisor in connection therewith. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction or additional liquidity for the Company. To the extent that the Company is unable to consummate a transaction before the Senior Notes and Acquisition Notes become due and payable, it would have a material adverse effect on the Company’s business, financial condition and results of operations and ability to satisfy its obligations to its creditors.

On February 9, 2007, the Company adopted the Eagle Family Foods, Inc. Employee Severance and Retention Plan (“Severance Plan”) to provide 51 employees certain financial assurances during the evaluation of the strategic alternatives discussed above. The Severance Plan will provide severance pay, retention pay and payment of medical benefits for eligible employees as defined by each employee’s severance agreement pursuant to the Severance Plan.

On February 9, 2007, the Company terminated its Retirement Plan for Bargaining Unit Employees covering all eligible employees from our closed PA Plant and MS Plant. As a result, the Company will purchase single-life annuities to fund the liabilities to the pension plan participants and allocate the pension plan’s assets in accordance with the defined benefit plan agreement and any applicable laws, rules and regulations.

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

On October 28, 2005, the Company closed its sweetened condensed milk plant located in Starkville, Mississippi (the “MS Plant”) (such closure, the “Starkville Plant Closure”). Production was shifted to the Company’s manufacturing plant in El Paso, Texas (the “El Paso Plant”). The Company sold the MS Plant on August 11, 2006 and recorded a gain on sale of $0.8 million in the first quarter of fiscal year 2007. The Company also recorded a gain of $0.4 million on the sale of its sweetened condensed milk and mincemeat pie filling plant located in Wellsboro, Pennsylvania (the “PA Plant”) and certain plant assets in fiscal year 2006.

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

Discussion and analysis on operating results

Set forth below is a discussion of the consolidated financial condition and consolidated results of operations for the thirteen and twenty-six week periods ended December 30, 2006 (“second quarter fiscal 2007”) and December 31, 2005 (“second quarter fiscal 2006”) of the Company. The following discussion should be read in conjunction with the consolidated condensed financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The following table sets forth the consolidated results of operations as a percentage of net sales for the thirteen and twenty-six week periods ended December 30, 2006 and December 31, 2005. This data is not intended to represent and should not be considered more meaningful than, or an alternative to, operating income, cash flows from operating activities or other measures of performance in accordance with generally accepted accounting principles.

	Results of Operations
	Thirteen Week Period Ended December 30, 2006	Thirteen Week Period Ended December 31, 2005	Twenty-Six Week Period Ended December 30, 2006	Twenty-Six Week Period Ended December 31, 2005
	(unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.8	72.0	69.5	72.6

Gross margin	31.2	28.0	30.5	27.4
Distribution expense	6.5	7.8	7.8	7.5
Marketing expense	5.9	6.2	6.2	6.3
General and administrative expense	1.7	1.9	2.3	2.3
Gain on sale of fixed assets	—	—	(0.6)	—
Amortization of intangible assets	0.1	0.1	0.1	0.1
Plant closure costs	0.0	0.0	0.0	0.4
Relocation and organization costs	—	—	—	0.1

Operating income	17.0%	12.0%	14.7%	10.7%

Results of Operations

Thirteen Week Period ended December 30, 2006 (“second quarter fiscal 2007”) and Thirteen Week Period ended December 31, 2005 (“second quarter fiscal 2006”) (Unaudited)

Net Sales. The Company’s net sales for second quarter fiscal 2007 were $87.7 million as compared to $83.8 million for second quarter fiscal 2006, an increase of $3.9 million, or 4.7%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for second quarter fiscal 2007 and second quarter fiscal 2006 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales Second Quarter Fiscal 2007	Percentage of Net Sales	Net Sales Second Quarter Fiscal 2006	Percentage of Net Sales

Canned milk	Eagle Brand, Magnolia, Eagle Brand Premium Dessert Kits and other canned milk	$81.9	93.4%	$77.5	92.5%
Niche brand products	Borden Egg Nog, None Such and Kava	5.8	6.6	6.3	7.5

Total net sales		$87.7	100.0%	$83.8	100.0%

Net sales of the canned milk product line increased by $4.4 million in second quarter fiscal 2007 as compared to second quarter fiscal 2006. This growth was due to additional net sales in our Milnot private label and Eagle Brand business.

Cost of Goods Sold. Cost of goods sold was $60.4 million for second quarter fiscal 2007 as compared to $60.3 million for second quarter fiscal 2006, an increase of $0.1 million, or 0.2%. Expressed as a percentage of net sales, cost of goods sold for second quarter fiscal 2007 decreased to 68.8% from 72.0% for second quarter fiscal 2006. The improvement in the decrease of the percentage is due to (1) improved operating efficiencies at our El Paso Plant, (2) higher gross margins and lower cost of goods sold from the Eagle Brand Premium Dessert Kits and (3) lower raw material costs at our Seneca, Missouri Plant.

Distribution Expense. Distribution expense was $5.7 million for second quarter fiscal 2007 as compared to $6.5 million for second quarter fiscal 2006, a decrease of $0.8 million, or 12.3%. Expressed as a percentage of net sales, distribution expense for second quarter fiscal 2007 decreased to 6.5% from 7.8% for second quarter fiscal 2006. The decrease in distribution expense was due to favorably negotiated freight costs with our third-party transportation providers and lower fuel prices.

Marketing Expense. Marketing expense was $5.2 million for second quarter fiscal 2007 and second quarter fiscal 2006. Expressed as a percentage of net sales, marketing expense for second quarter fiscal 2007 decreased to 5.9% from 6.2% for second quarter fiscal 2006. This decrease in percentage was affected by the lower marketing costs associated with the baking kit business.

General and Administrative (“G&A”) Expense. G&A expense was $1.5 million for second quarter fiscal 2007 as compared to $1.6 million for second quarter fiscal 2006, a decrease of $0.1 million, or 6.3%. Expressed as a percentage of net sales, G&A expense for second quarter fiscal 2007 decreased to 1.7% from 1.9% for second quarter fiscal 2006.

Amortization of intangible assets. Amortization of intangible assets was less than $0.1 million for second quarter fiscal 2007. This represented the amortization of a covenant not to compete recorded in connection with the Milnot Acquisition that will be amortized over five years.

Plant closure costs. The Company recorded less than $0.1 million for second quarter fiscal 2007 and $0.2 million for second quarter fiscal 2006 for plant closure costs, including benefits and severance, for employees associated with the closure of the MS Plant and the PA Plant.

Operating Income. Operating income was $14.9 million for second quarter fiscal 2007 and $10.1 million for second quarter fiscal 2006, an increase of $4.8 million, or 47.5%. Expressed as a percentage of net sales, operating income for second quarter fiscal 2007 increased to 17.0% from 12.0% for second quarter fiscal 2006. The increase in the percentage of operating income to net sales was due to an increase in net sales combined with lower manufacturing costs.

Interest Expense. Interest expense was $6.3 million for second quarter fiscal 2007 as compared to $5.9 million for second quarter fiscal 2006, an increase of $0.4 million, or 6.8%. The increase in interest expense was due to a higher average interest rate of 12.0% in second quarter fiscal 2007 as compared to an average interest rate of 11.9% in second quarter fiscal 2006. The average debt balance in second quarter fiscal 2007 was $210.3 million as compared $197.1 million in second quarter fiscal 2006.

Income Taxes. The Company did not record any income tax expense for state and local taxes for second quarter fiscal 2007 compared with $8 thousand during the first half fiscal 2006. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets. The Company was able to use its net operating loss carry forwards in the current period and therefore does not have any income tax expenses for the second quarter of fiscal 2007.

Twenty-Six Week Period ended December 30, 2006 (“first half fiscal 2007”) and Twenty-Six Week Period ended December 31, 2005 (“first half fiscal 2006”) (Unaudited)

Net Sales. The Company’s net sales for first half fiscal 2007 were $138.9 million as compared to $135.3 million for first half fiscal 2006, an increase of $3.6 million, or 2.7%. The table below sets forth the Company’s net sales data for each of the Company’s product lines for first half fiscal 2007 and first half fiscal 2006 (dollars in millions):

Product Line	Company’s Principal Brands	Net Sales First Half Fiscal 2006	Percentage of Net Sales	Net Sales First Half Fiscal 2005	Percentage of Net Sales

Canned milk	Eagle Brand, Magnolia, Eagle Brand Premium Dessert Kits and other canned milk	$130.0	93.7%	$127.1	94.0%
Niche brand products	Borden Egg Nog, None Such and Kava	8.9	6.3	8.2	6.0

Total net sales		$138.9	100.0%	$135.3	100.0%

Net sales of the canned milk product line increased by $2.9 million in first half fiscal 2007 as compared to first half fiscal 2006. This increase is primarily the result of growth in our Milnot business. Additionally the niche brands increased by $0.7 million because of growth in our None Such business.

Cost of Goods Sold. Cost of goods sold was $96.6 million for first half fiscal 2007 as compared to $98.2 million for first half fiscal 2006, a decrease of $1.6 million, or 1.6%. Expressed as a percentage of net sales, cost of goods sold for first half fiscal 2007 decreased to 69.5% from 72.6% for first half fiscal 2006. The improvement in the decrease of the percentage is due to (1) improved operating efficiencies at our El Paso Plant, (2) higher gross margins and lower cost of goods sold from the Eagle Brand Premium Dessert Kits and (3) lower raw material costs at our Seneca, Missouri Plant.

Distribution Expense. Distribution expense was $10.8 million for first half fiscal 2007 as compared to $10.2 million for first half fiscal 2006, an increase of $0.6 million, or 5.9%. Expressed as a percentage of net sales, distribution expense for first half fiscal 2007 increased to 7.8% from 7.5% for first half fiscal 2006. The increase in distribution expense was mainly due to deployment timing. In the first half of fiscal 2006, the Company reduced shipments of its products to third party warehouses. This reduction was to due to the Company’s decision to deploy to its third party warehouses a significant amount of its holiday season inventory during the months of April 2005 through June 2005 because of the impending closure of the MS Plant and the PA Plant.

Marketing Expense. Marketing expense was $8.6 million for first half fiscal 2007 as compared to $8.5 million for first half fiscal 2006, an increase of $0.1 million, or 1.2%. Expressed as a percentage of net sales, marketing expense for first half fiscal 2007 decreased to 6.2% from 6.3% for first half fiscal 2006.

General and Administrative Expense. G&A expense was $3.2 million for first half fiscal 2007 as compared to $3.1 million for first half fiscal 2006, an increase of $0.1 million, or 3.2%. Expressed as a percentage of net sales, G&A expense for first half fiscal 2007 and first half fiscal 2006 was 2.3%.

Gain on sale of fixed assets. The Company sold the property, plant and equipment in Starkville, MS on August 11, 2006 and recorded a gain on sale of $0.8 million in first half fiscal 2007. In first half fiscal 2006, a gain of $0.2 million was recorded for certain assets sold at the PA Plant.

Amortization of intangible assets. Amortization of intangible assets was $0.1 million for first half fiscal 2007. This represented the amortization of a covenant not to compete recorded in connection with the Milnot Acquisition that will be amortized over five years.

Plant closure costs. The Company recorded less than $0.1 million for first half fiscal 2007 and $0.7 million for first half fiscal 2006 for employee costs, including benefits and severance for employees associated with the closed MS Plant and plant closure costs associated with the PA Plant and the MS Plant.

Relocation and organization costs. Relocation and organization costs were $0.1 million for first half fiscal 2006. These costs were incurred to relocate current and new employees to the El Paso Plant, and to organize and to train the staff at the El Paso Plant.

Operating Income. Operating income was $20.4 million for first half fiscal 2007 as compared to $14.5 million for first half fiscal 2006, an increase of $5.9 million, or 40.7%. Expressed as a percentage of net sales, operating income for first half fiscal 2007 increased to 14.7% from 10.7% for first half fiscal 2006. The increase in the percentage of operating income was due to an increase in net sales combined with lower manufacturing costs.

Interest Expense. Interest expense was $13.0 million for first half fiscal 2007 as compared to $11.8 million for first half fiscal 2006, an increase of $1.2 million, or 10.2%. The increase in interest expense was due to a higher average interest rate of 12.1% in first half fiscal 2007 as compared to an average interest rate of 11.6% in first half fiscal 2006. The average debt balance in first half fiscal 2007 was $214.3 million as compared to $205.4 million in first half fiscal 2006.

Income Taxes. The Company did not record any income tax expense for state and local taxes for first half fiscal 2007 compared with $28 thousand during the first half fiscal 2006. The Company is carrying a full valuation allowance for its net deferred tax assets and net operating loss carry forwards until such time that sufficient positive evidence exists to support realization of these tax assets. The Company was able to use its net operating loss carry forwards in the current periods and therefore does not have any income tax expenses for the first half of fiscal 2007.

Liquidity and Capital Resources

The Company is the borrower under a financing agreement (the “Financing Agreement’) dated March 23, 2004, as amended, by and among Eagle, as borrower, Holdings and Milnot, as guarantors, and certain financial institutions party thereto from time to time (the “Lenders”), Fortress Credit Opportunities I LP (“Fortress”), as collateral agent for the Lenders, and Wachovia Bank, National Association (formerly, Congress Financial Corporation (Central)) (“Wachovia”), as administrative agent for the Lenders. The Financing Agreement provides for a secured revolving credit facility that consists of (1) an asset-based Revolving Financing Facility (“Revolver A”) in an aggregate principal amount not to exceed $40.0 million, until November 15, 2006, thereafter until maturity not to exceed $35.0 million at any time outstanding, including a subfacility for the issuance of letters of credit in an aggregate amount not to exceed $5.0 million, and (2) a Revolving Financing Facility (“Revolver B”, and together with Revolver A, the “Revolving Financing Facility”) in an aggregate principal amount not to exceed $63.0 million until December 31, 2006, thereafter until maturity not to exceed $53.0 million. The borrowings under Revolver A are subject to a maximum borrowing base based on the calculation of 65% of the book value of eligible inventory and 85% of the value of the net amount of eligible accounts receivable as defined in the Financing Agreement. The Company must borrow the maximum amount on Revolver B before the Company can utilize Revolver A. As of December 30, 2006, the maximum available borrowing base on Revolver A was $19.7 million, reduced by outstanding letters of credit of $0.2 million. As of December 30, 2006 and July 1, 2006, the borrowings under Revolver A were $0 and $18.0, million respectively, and as of December 30, 2006 and July 1, 2006; the borrowings under Revolver B were $55.0 million and $63.0 million, respectively. The maturity date of the Financing Agreement is December 23, 2007, subject to extensions if certain conditions are met.

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

The interest rate on Revolver A is LIBOR plus 3.0% or the reference rate as announced by Wachovia (the “Reference Rate”) plus 0.5%. The interest rate on Revolver B is (1) 9.0% plus the greater of (A) 4.25% and (B) LIBOR or (2) 7.0% plus the greater of (A) 6.25% and (B) the Reference Rate. The weighted average interest rate for the second quarter of fiscal year 2007 was 8.2% and 15.6% on Revolver A and Revolver B, respectively. The fair market value of the Financing Agreement at December 30, 2006 and July 1, 2006 was approximately its carrying value.

The Financing Agreement contains financial covenants, which require the Company to meet certain financial tests including senior debt leverage, fixed charge coverage, and consolidated earnings before interest, income tax and depreciation and amortization expenses. The Company is required to reduce the outstanding principal amount of Revolver B to specific amounts by the end of the Company’s second fiscal quarter. The principal amount as of January 3, 2007 was to be less than $53.0 million, which requirement was met. In addition, the Company is restricted from accumulating or maintaining an aggregate amount of cash in bank accounts, other cash equivalents, and investments in excess of $2.0 million for a period of more than ten consecutive business days, subject to certain exceptions as permitted by the Financing Agreement.

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

On December 21, 2004, Eagle issued an unsecured Subordinated Promissory Note in favor of DFA for the aggregate principal amount of $12.0 (the “DFA Note”), and on December 23, 2004, the Company issued a Subordinated Promissory Note in favor of Milnot Holding Corporation (“MHC”) in the aggregate principal amount of $2.0 million (the “Milnot Note” and together with the DFA Note, the “Acquisition Notes”), each in connection with Eagle’s acquisition of the capital stock of Milnot. Each of the Acquisition Notes bears interest at 90-Day LIBOR plus 2% per annum and matures on the earlier of (i) November 1, 2007 or (ii) a Sale or Recapitalization of the Company (as defined in the Acquisition Notes). Interest on the DFA Note is payable quarterly and interest on the Milnot Note compounds and is payable at maturity. The weighted average interest rate on the Acquisition Notes for second quarter fiscal 2007 was 7.3%. The Acquisition Notes accelerate upon an Event of Default which shall be deemed to occur if (i) Eagle fails to pay when due and payable (whether at maturity or otherwise) the principal payment on the DFA Note or the Milnot Note, as applicable, together with accrued and unpaid interest thereof within five business days after the due date thereof, (ii) Eagle breaches any term of the DFA Note or the Milnot Note, as the case may be, and fails to remedy the same within 30 days following receipt of notice of such breach from DFA or MHC, as applicable; (iii) an Insolvency Event (as defined in the Acquisition Notes) occurs; or (iv) the Revolving Financing Facility has become due and payable in full by acceleration prior to maturity. The Revolving Financing Facility must be paid in full before the Acquisition Notes are paid. The Acquisition Notes rank pari passu with the Senior Notes (defined below).

The Company has $115.0 million of Senior Subordinated Notes (the “Senior Notes”) outstanding, due January 15, 2008 bearing interest of 8.75% per annum, payable on January 15 and July 15. Such interest payments commenced July 15, 1998. The fair market value of the Senior Notes was approximately $84.0 million and $92.9 million at December 30, 2006 and July 1, 2006, respectively. As of December 30, 2006, GE Investment Private Placement Partners II, L.P. and Warburg, Pincus Ventures, L.P., significant stockholders of Holdings, each owned $14.1 million in aggregate principal amount of Senior Notes. Each such stockholder has guaranteed payment to the extent of interest paid after March 23, 2004 on the Senior Notes to said stockholder on Revolver B obligations and associated costs.

Interest payments on the Senior Notes and interest and principal payments under the Revolving Financing Facility represent significant cash requirements for the Company. Borrowings under the Revolving Financing Facility bear interest at floating rates and require interest payments monthly. Interest payments on the Senior Notes are required semi-annually in January and July of each year.

The Company’s remaining liquidity needs are for capital expenditures and increases in working capital. The Company had capital expenditures of $0.5 million in second quarter fiscal 2007. The Company expects to spend $1.5 million on capital expenditures during its fiscal year ending June 30, 2007 for enhancements at existing facilities. The Company’s primary sources of liquidity are cash flows from operations and available borrowings under the Revolving Financing Facility.

Net cash provided by operating activities was $26.9 million and $32.9 million in first half fiscal 2007 and first half fiscal 2006, respectively, a decrease of $6.0 million. This decrease was due to a shift in the timing of the inventory build for the holiday season and payments to vendors for products and services in first half fiscal 2007 compared to first half fiscal 2006.

Cash provided by investing activities was less than $0.1 million in first half fiscal 2007 and cash used in investing activities was $4.9 million in first half fiscal 2006, a decrease of $5.0 million. In first half fiscal 2006, the Company had capital expenditures of $5.1 million, primarily for the refurbishment of the El Paso Plant, compared to $0.7 million in first half fiscal 2007. In addition, the Company recorded a gain of $0.8 million in first half fiscal 2007 related to the sale of the MS Plant.

Cash used in financing activities was $25.9 million and $26.7 million in first half fiscal 2007 and first half fiscal 2006, respectively, a decrease of $0.8 million. This decrease in cash used in financing activities represents a shift in the timing of borrowing and payments under the Revolving Financing Facility.

Strategic Alternatives

As of December 30, 2006, the Company’s outstanding indebtedness was $183.1 million, with maturities of $56.0 million in fiscal year 2008 on the Revolving Financing Facility and $129.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes.

The Company’s Board of Directors has authorized management and our advisors to explore reasonably available strategic alternatives for the Company. These alternatives include, but are not limited to, a sale or recapitalization of the Company or certain of the Company’s assets, or operations, raising additional debt or equity capital and refinancing the Company’s existing indebtedness. The Company engaged a financial advisor on January 30, 2007 in connection therewith. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction or additional liquidity for the Company. To the extent that the Company is unable to consummate a transaction before the Senior Notes and Acquisition Notes become due and payable, it would have a material adverse effect on the Company’s business, financial condition and results of operations and ability to satisfy its obligations to its creditors.

Contractual Obligations

The Company may enter into long-term contracts for the purchase of certain raw materials. At December 30, 2006, the Company had a five-year milk supply agreement with DFA, and a can supply agreement with a can supplier with fifteen months remaining to provide 100% of the Company’s can requirements with no stipulated minimum volumes. Additionally the Company has a sugar agreement with a refined sugar manufacturer for our El-Paso Plant and our Seneca Plant that has four and six months remaining, respectively. There are no stipulated minimum obligations under this agreement.

The Company purchases a significant portion of its milk requirements at its canned milk manufacturing plant in Seneca, Missouri (the “Seneca Plant”) under a supply arrangement with a milk cooperative, Central Equity Milk Producers, which terminates December 2007 unless renewed. This arrangement may be terminated with six months notice in the event of the closure of the Seneca Plant, and the volume supplied can be reduced for changes in customer demands. The amounts reported in the table below as Purchase obligations – milk are based on a forecasted milk price, using an average of historical milk prices. The Company intends to utilize the raw materials under its outstanding purchase commitments at December 30, 2006 in production.

The Company leases buildings and equipment under various noncancellable lease agreements for periods of one to five years. The lease agreements generally require the Company to pay taxes, insurance, and maintenance expenses related to the leased assets. The Company has entered into employment agreements with certain key executives. Such agreements provide for annual salaries, bonuses and severances and include non-compete and non-solicitation provisions. The following table lists the Company’s contractual obligations at December 30, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$115,000	$—	$115,000	$—	$—
Revolving financing obligations	55,027	55,027	—	—	—
Acquisition notes	14,000	14,000	—	—	—
Purchase obligations – milk	138,467	55,554	55,094	27,819	—
Purchase obligations – other	4,279	4,279	—	—	—
Operating lease obligations	2,022	549	810	557	106

Total	$328,795	$129,409	$170,904	$28,376	$106

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

The Company generally attempts to adjust the selling prices to offset the effects of increased raw material costs and other cost increases. However, these adjustments have historically been difficult to implement. If selling price adjustments are implemented, such adjustments tend to lag behind the increased costs. The Company continues to assess and minimize any increased costs through the Company’s efforts to achieve greater manufacturing and distribution efficiencies.

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

The Company has a significant amount of indebtedness. As of December 30, 2006, the Company’s outstanding indebtedness was $183.1 million, with maturities of $55.0 million in fiscal year 2008 on the Revolving Financing Facility and $129.0 million in fiscal year 2008 on the Senior Notes and Acquisition Notes. See “Results of Operations – Liquidity and Capital Resources”. This substantial indebtedness could have important consequences. For example, it could:

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

The Company’s Senior Notes are due in January 2008, and the Company’s Acquisition Notes are due in November 2007. The Company’s Board of Directors has authorized management and our advisors to explore reasonably available strategic alternatives for the Company. These alternatives include, but are not limited to, a sale or recapitalization of the Company or certain of the Company’s assets or operations, raising additional debt or equity capital and refinancing the Company’s existing indebtedness. The Company engaged a financial advisor on January 30, 2007 in connection therewith. There can be no assurance that the exploration of strategic alternatives will result in any definitive agreement or transaction or additional liquidity for the Company. To the extent that the Company is unable to consummate a transaction before the Senior Notes and Acquisition Notes become due and payable, it would have a material adverse effect on the Company’s business, financial condition and results of operations and ability to satisfy its obligations to its creditors.

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

The Company is subject to the risk of rising raw material, packaging, and transportation costs. The Company’s raw material, packaging, and transportation costs during fiscal year 2007 were lower than fiscal year 2006. The raw material ingredients and packaging costs most affecting this increase were sugar, cans, corrugate, and labels used in producing canned milk. In addition, transportation costs decreased as the price of diesel fuel was lower in fiscal year 2007. While the Company expects the costs of certain ingredients to stabilize during fiscal year 2007, there can be no assurance that costs will stabilize. In fiscal year 2006, sugar, a raw material ingredient used in the manufacturing of sweetened condensed milk increased significantly because of the impact hurricanes Katrina and Wilma had on sugar refineries located in that particular region of the country. The Company has found replacement sugar, but at higher costs than historically experienced. There can be no assurance that the availability and price of sugar will stabilize in the near future. The impact of higher raw material, packaging, and transportation costs could adversely affect the Company’s business, financial condition, and results of operations.

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

The Company cannot be certain of the results of its product innovations and marketing programs. The Company believes that its future success will depend, in part, upon its ability to develop, manufacture and market new products or line extensions to its existing product lines. The Company made an investment in the development, test marketing, and promotion of premium dessert kits utilizing popular sweetened condensed milk recipes, which were introduced into the market in fiscal year 2004. The Company cannot predict whether it will be successful with this new product offering or any other new products. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing products, which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect the Company’s business, financial condition and results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109” (FIN 48). FIN 48 prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt FIN 48 in fiscal year 2008, beginning July 1, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company is required to adopt SFAS No. 157 in fiscal year 2009, beginning June 30, 2008. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—and amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt SFAS No. 158 as of June 30, 2007. The Company is evaluating the effect the adoption of this statement will have on its consolidated financial position and results of operations.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

The following table presents descriptions of the financial instruments and derivative instruments that were held by the Company at December 30, 2006, and that were sensitive to changes in interest rates. For the liabilities, the table represents principal fiscal year cash flows that exist by maturity date and the related average interest rate. The variable rates are estimated based upon the six-month forward LIBOR rate.

All amounts, except percentage rates, are reflected in U.S. dollars (in thousands).

Fiscal year 2007	2008	2009	2010	2011	Total	Fair Value
Liabilities
Fixed rate	$115,000	—	—	—	$115,000	$83,950
Average interest rate	8.750%	—	—	—	8.750%
Variable rate	$69,027	—	—	—	$69,027	$69,027
Average interest rate	12.932%	—	—	—	12.932%

Fiscal year 2006	2007	2008	2009	2010	Total	Fair Value
Liabilities
Fixed rate	—	$115,000	—	—	$115,000	$86,825
Average interest rate	—	8.750%	—	—	8.750%
Variable rate	$47,865	$14,000	—	—	$61,865	$61,865
Average interest rate	14.389%	6.540%	—	—	12.613%

As the table incorporates only the exposures that existed as of December 30, 2006 and July 1, 2006, it does not consider exposure to changes in the LIBOR rate that arise after that date. As a result, the ultimate interest expense with respect to interest rate fluctuations will depend on the interest rates that are applicable during the period. A 1% change in interest rate will cause a variance of approximately $0.7 million in forecasted interest expense.

Milk Hedging

In the ordinary course of business, the Company may enter into derivative financial instrument transactions in order to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes.

The Company uses milk as a major ingredient in its sweetened condensed and evaporated milk product line and is subject to the risk of rising milk prices that increase manufacturing costs and erode profit margins. By purchasing future commodity contracts, a company can attempt to establish a known price for future milk purchases in order to protect against fluctuating milk prices. The Federal government classification of milk procured for the production of canned milk does not have an active market for future contracts traded on the Chicago Mercantile Exchange, as do other classifications of milk. Because this pricing strategy does not exist for the Company, if milk prices were to rise, the impact of higher milk prices could adversely affect the Company’s business, financial condition, and results of operations. The Company had no milk futures contracts as of December 30, 2006.

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

The Company’s management reviewed the Company’s internal controls and procedures and the effectiveness of these controls. As of December 30, 2006, the registrants carried out an evaluation, under the supervision and with the participation of the registrants’ management, including the registrants’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the registrants’ disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrants’ disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants’ periodic SEC filings.

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

Date:  February 14, 2007